Form 10-Q
period 1995-03-31
OMEGA FINANCIAL CORP /PA/
filed 1995-05-11
CIK 705671

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON DC 20549

                               FORM 10-Q
(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended March 31, 1995

                                  or

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITES EXCHANGE ACT OF 1934

           For the transition period from                to
                                          --------------
                      Commission File No. 0-13599

     Omega Financial Corporation
     -----------------------------          -----------------------------

     (Exact name of registrant as
     specified in its charter)
             Pennsylvania                            25-1420888
     -----------------------------          -----------------------------

     (State or other jurisdiction           (IRS Employer Identification
          or incorporation                            Number)
            of organization)
           366 Walker Drive
      State College, Pennsylvania                       16801
     -----------------------------          -----------------------------
         (Address of principal                       (Zip Code)
          executive offices)
     Registrant's Telephone Number,
     Including
              Area Code:                           (814) 231-7680
                                            -----------------------------



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
     Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was requested to file such reports), and (2) has been subject to such filing
     requirements for the past ninety days.  Yes   X    No
                                                 -----     -----

     The number of shares outstanding of each of the Registrant's classes of common stock as of May 1, 1995:
           Common Stock, $5.00 par value - 5,936,393 shares
           ------------------------------------------------




PART I.Financial Information
Item 1.   Financial Statements
            OMEGA FINANCIAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS
                  (In thousands, except share data)



Assets                                                    1995         1994
                                                       -----------    ---------

Cash and due from banks..............................      $35,731      $42,151
Interest bearing deposits with other financial
institutions.........................................        2,145        4,182
Federal funds sold...................................       10,600          350

Investment securities held to maturity
   (market value-$182,299 and $195,107, respectively)      186,289      202,212
Investment securities available for sale.............       25,729       25,610

Total loans..........................................      652,120      648,711
  Less: Unearned discount............................         (764)        (778)
        Allowance for loan losses....................      (11,141)     (11,057)
                                                         ----------  -----------

Net loans............................................      640,215      636,876

Premises and equipment, net..........................       16,595       16,520
Other assets.........................................       12,456       12,052
                                                        ------------  ----------

TOTAL ASSETS.........................................     $929,760     $939,953
                                                        ============  ==========

Liabilities and Shareholders' Equity
Deposits:
  Non-interest bearing...............................     $109,718     $118,439
  Interest bearing...................................      691,072      683,297
                                                        ------------  ----------
Total deposits.......................................      800,790      801,736

Short-term borrowings................................          469       11,868
Other liabilities....................................        8,023        7,204
ESOP debt............................................        4,482        4,518
Long-term debt.......................................          700        1,050
Other interest bearing liabilities...................          459          468
                                                      -------------  -----------

TOTAL LIABILITIES....................................      814,923      826,844

Preferred stock, par value $5.00 per share:
  Authorized - 5,000,000 shares;
  Issued and outstanding -
    219,781 shares Series A Convertible .............        5,000        5,000
Unearned compensation related to ESOP debt...........       (4,482)      (4,518)
Common stock, par value $5.00 per share:
  Authorized - 25,000,000 shares;
  Issued -
    6,008,382 shares at March 31, 1995;
    5,985,735 shares at December 31, 1994
  Outstanding -
    5,975,196 shares at March 31, 1995;
    5,985,735 shares at December 31, 1994............       30,042       29,929
Capital surplus......................................        4,513        4,211
Retained earnings....................................       79,308       77,263
Cost of common stock in treasury:
    33,186 shares at March 31, 1995..................         (860)           -
Net unrealized gain on securities available for sale.        1,316        1,224
                                                      --------------  ----------

TOTAL SHAREHOLDERS' EQUITY...........................      114,837      113,109
                                                      --------------  ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY...........     $929,760     $939,953
                                                      ==============  ==========


           OMEGA FINANCIAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF INCOME
                            (Unaudited)
               (In thousands, except per share data)
                                                       Three Months
                                                           Ended
                                                         March 31,
                                                       1995        1994
                                                     ---------   ---------

Interest Income:
Interest and fees on loans.........................    $14,060     $12,777
Interest and dividends on investment securities....      2,882       2,983
Other interest income..............................         99         115
                                                     ----------  ----------

TOTAL INTEREST INCOME..............................     17,041      15,875

Interest Expense:
Interest on deposits...............................      6,422       5,752
Interest on short-term borrowings..................        124          31
Interest on long-term debt and
  other interest bearing liabilities...............         12          15
                                                     ----------  ----------

TOTAL INTEREST EXPENSE.............................      6,558       5,798
                                                     ----------  ----------

NET INTEREST INCOME................................     10,483      10,077
Provision for loan losses..........................        100         262
                                                     ----------  ----------

INCOME FROM CREDIT ACTIVITIES......................     10,383       9,815

Other Income:
Service fees.......................................      1,207       1,336
Trust fees.........................................        493         535
Investment securities gains and losses, net:
  Debt instruments.................................         (3)
  Equity instruments...............................         69          93
                                                     ----------  ----------
TOTAL OTHER INCOME.................................      1,766       1,964

Other Expense:
Salaries and employee benefits.....................      3,980       3,858
Net occupancy expense..............................        560         593
Equipment expense..................................        434         510
Data processing service............................        362         439
FDIC insurance premiums............................        452         468
Other..............................................      1,955       1,791
                                                     ----------  ----------

TOTAL OTHER EXPENSE................................      7,743       7,659
                                                     ----------  ----------

Income before taxes................................      4,406       4,120
Income tax expense.................................      1,271       1,089
                                                     ----------  ----------

NET INCOME.........................................     $3,135      $3,031
                                                     ==========  ==========

Net income per common share:
   Primary.........................................      $ .51       $ .49
   Fully diluted...................................      $ .49       $ .48
Weighted average shares and equivalents:
   Primary.........................................  6,056,242   6,010,138
   Fully diluted...................................  6,287,012   6,240,908


                   OMEGA FINANCIAL CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (In thousands)
                                                                          Three Months
                                                                             Ended
                                                                            March 31,
                                                                        1995       1994
                                                                      ---------  --------
Cash flows from operating activities:
  Net income.........................................................   $3,135    $3,031
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization....................................      680       520
    Provision for loan losses........................................      100       262
    Gain on sale of investment securities............................      (66)      (93)
    Gain on sale of fixed assets and other property owned............       (4)      203
    Gain on sale of loans............................................       (3)        -
    Increase in tax asset............................................      (63)     (181)
    Decrease (increase) in interest receivable and other assets......     (486)     (756)
    Increase (decrease) in interest payable..........................       60       (49)
    Decrease  in taxes payable.......................................    1,243     1,232
    Amortization of deferred net loan costs (fees)...................      (86)      (40)
    Deferral of net loan fees (costs)................................      286       (86)
    Decrease in accounts payable and accrued expenses................     (446)   (1,829)

      Total adjustments..............................................    1,215      (817)

Net cash provided by operating activities............................    4,350     2,214

Cash flows from investing activities:
  Proceeds from the sale or maturity of:
    Interest bearing deposits with other financial institutions......    2,494       107
    Investment  securities available for sale - sales and maturities.      302     4,311
    Investment  securities held to maturitiy - maturities............   15,747     9,438
  Purchase of:
    Interest bearing deposits with other financial instutions........     (457)        -
    Investment securities held to maturity...........................      (98)   (7,481)
    Investment securities available for sale.........................     (160)   (3,596)
  Decrease (increase) in loans.......................................   (4,167)    7,343
  Gross proceeds from sale of loans..................................      531       818
  Capital expenditures...............................................     (495)     (444)
  Sale of fixed assets and other property owned......................       22       581
  Decrease (increase) in federal funds sold..........................  (10,250)   (5,962)

Net cash used in investing activites.................................    3,469     5,115

Cash flows from financing activities:
  Increase(decrease) in deposits.....................................     (946)    5,668
  Increase (decrease) in short-term borrowings, net..................  (11,399)   (4,625)
  Principal payment on long-term debt................................     (350)        -
  Net change in other interest bearing liabilities...................       (9)       (9)
  Dividends paid.....................................................   (1,116)   (1,051)
  Tax benefit from preferred stock dividend and stock option activity       26        33
  Issuance of common stock...........................................      415       217
  Issuance, acquisition and sale of treasury stock, net..............     (860)        -

Net cash provided by (used in) financing activities..................  (14,239)      233
                                                                     -----------  --------

Net increase (decrease) in cash and due from banks...................  $(6,420)   $7,562
                                                                      =========  =========

Cash and due from banks at beginning of period.......................  $42,151   $34,292
Cash and due from banks at end of period.............................   35,731    41,854

Net increase (decrease) in cash and due from banks...................  $(6,420)   $7,562
                                                                      =========   ========

Interest paid........................................................   $6,551    $5,847
Income taxes paid....................................................       21     1,300



                  OMEGA FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



THREE MONTHS ENDED MARCH 31, 1995 AND 1994

A.   Basis of Presentation:

     The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, including normal recurring accruals considered necessary for a fair presentation, have been included. Operating results for the three months ended March 31, 1995, are not necessarily indicative of the results that may be experienced for the year ending December 31, 1995 or any other interim period. For further information, refer to the Consolidated Financial Statements and Footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

     The accompanying Consolidated Financial Statements include Omega Financial Corporation (Omega), a bank holding company, and the combined results of its wholly-owned banking and non-banking subsidiaries.

B.   Accounting Changes
     Accounting by Creditors for Impairment of a Loan - Statement of Financial
     -------------------------------------------------------------------------

     Accounting Standards No. 114 as amended by SFAS No. 118
     -------------------------------------------------------


     Omega adopted FAS114 "Accounting by Creditors for Impairment of a Loan", as amended by FAS118, as of January 1, 1995. This statement addressses the accounting by creditors for impairment of certain loans. There was no material effect on the Corporation's financial condition or results of operation upon adoption of this pronouncement.


     Accounting for Certain Investments in Debt and Equity Securities-Statement
     --------------------------------------------------------------------------

     of Financial Accounting Standards No. 115
     -----------------------------------------


      On January 1, 1994, Omega adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities". As a result of this adoption, Omega has segmented its investment securities into two categories: those held to maturity and those available for sale. This statement requires that the unrealized net gain (loss), net of tax, for securities classified as available for sale be reflected as a component of shareholders' equity, and the carrying value of these securities be reflected at fair market value.

     The effect of adoption resulted in an increase to shareholders' equity of $2,061,000 on January 1, 1994.

     Debt securities are acquired with the intent to maintain them in the portfolio until maturity, and except as noted below, are carried at amortized cost. Omega does not engage in trading activity, however management considers, for liquidity purposes, a portion of the portfolio to be designated as available for sale. Therefore, certain debt securities have been specifically categorized as such. Additionally, all marketable equity securities are classified as "available for sale". A table detailing the breakout of investment categories can be found in the accompanying Investment Securities section of the Management Discussion and Analysis .

     Statement of Financial Accounting Standards No. 112 - Employers' Accounting
     ---------------------------------------------------------------------------

     for Post-employment Benefits
     ----------------------------


     Omega provides certain post-employment benefits to its employees. The Company has adopted SFAS No. 112 as of January 1, 1994 and the impact was not material to the Company's financial statements.


C.   Commitments and Contingent Liabilities:

     In the ordinary course of business, Omega and its subsidiaries make commitments to extend credit to their customers. At March 31, 1995 and December 31, 1994 standby letters of credit issued and outstanding amounted to $13,271,000 and $10,327,000, respectively. These letters of credit are not reflected in the accompanying financial statements. Management does not anticipate any significant losses as a result of these transactions.

     At March 31, 1995, the Corporation had $94,805,000 outstanding in unused lines of credit commitments extended to its customers. Of this amount, $24,376,000, or 25.7%, are commitments to consumers for home equity lines of credit and credit card limits. The remainder, $70,429,000, are commercial commitments.

     In 1994, the Corporation entered into a five year agreement to obtain data processing services from an outside service bureau. The agreement provides for termination penalties if it is canceled prior to the end of the commitment period by the Corporation.

D.   Earnings Per Share Data:

     Primary earnings per share is computed based on the weighted average number of shares and common stock equivalents outstanding during each period. Primary earnings per share is computed by dividing net earnings after preferred stock dividends by the weighted average number of shares and dilutive common stock equivalents outstanding. The outstanding preferred stock is not a common stock equivalent. On a fully-diluted basis, both earnings and shares outstanding are adjusted to assume the conversion of convertible preferred stock from the date of issue.


                       Computations of Per Share Earnings
                    (In thousands, except per share amounts)
                                  (Unaudited)

                                                            Three months ended
                                                                March 31,
                                                            1995        1994
                                                         ----------  ----------

Primary earnings per share
- -------------------------------------------------------

Net income...........................................       $3,135       $3,031
Dividend requirements for preferred stock,
  net of tax benefits................................          (72)         (71)
                                                         ---------   ----------

Net earnings applicable to common stock..............        3,063        2,960
                                                         ==========  ===========

Shares and equivalents outstanding:
Weighted average number of common
  shares outstanding.................................        5,993        5,937
Common stock equivalents - options...................           63           73
                                                         ----------  -----------

Weighted average of common shares
  outstanding and equivalents........................        6,056        6,010
                                                         ==========  ===========

Primary earnings per common share....................        $0.51        $0.49

Fully diluted earnings per share
- -------------------------------------------------------

Net income...........................................       $3,135       $3,031
Additional cash contribution required to service
  debt on assumed conversion of preferred
  stock (tax effected)...............................          (63)         (41)
                                                         ---------   ----------

Net earnings applicable to common stock..............        3,072        2,990
                                                         ==========  ===========

Shares and equivalents outstanding:
Weighted average number of common
  shares outstanding.................................        5,993        5,937
Common stock equivalents - options...................           63           73
Assumed conversion of preferred stock
  outstanding and equivalents........................          231          231
                                                         ----------  -----------

Weighted average of common shares
  outstanding and equivalents........................        6,287        6,241
                                                         ==========  ===========

Fully diluted earnings per common share..............        $0.49        $0.48



F.   Acquisitions

     On January 11, 1995, Omega entered into an Agreement and Plan of Reorganization with Montour Bank ("Montour"), a bank incorporated under the Pennsylvania Banking Code of 1965. This merger is subject to approval of the Board of Governors of the Federal Reserve System, the Federal Deposit Insurance Corporation and the Department of Banking of the Commonwealth of Pennsylvania, as well as the stockholders of Montour.

     The transaction is expected to be accounted for under the purchase method. For each share of Montour, shareholders will receive, at their election and subject to certain adjustments, one-half share of Omega common stock or $12.00 in cash, or a combination of stock and cash, with not more than 49% nor less than 40% of the total outstanding shares being converted to cash. Warrant holders will receive $2.00 per warrant. Based on the last sale price of Omega's common stock in 1994, the approximate value of the consideration to be issued to Montour shareholders upon the consummation of the acquisition is $5.528 million in the aggregate. Montour's assets at December 31, 1994 were $41.013 million.

G.   Defined Benefit Plan

     During 1994, management developed a plan to terminate its defined benefit plan and transfer the plan's assets and obligations at the settlement date to a defined contribution plan. In anticipation of the execution of management's plan, Omega froze the accrual of benefits under the Omega defined benefit plan effective April 15, 1994. Management expects to complete the termination of the combined defined benefit plan in 1995. In completing the settlement of the defined benefit plan and the transferring of assets and obligations to a defined contribution plan, any shortfall between the then fair value of plan assets and the final settlement amount of plan obligations will be charged against earnings. However, management does not believe the net impact of the termination of Omega's defined benefit plan will have a material effect on Omega's financial position or results of operations.

H.   Investment Considerations

     In analyzing whether to make, or to continue, an investment in Omega, investors should consider, among other factors, certain investment considerations more particularly described in "Item 1: Business - Investment Considerations" in the Company's Annual Report on Form 10-K for the year ended December 31, 1994, a copy of which can be obtained from David N. Thiel, Senior Vice President, Omega Financial Corporation, 366 Walker Drive, State College, Pennsylvania 16801.


                  OMEGA FINANCIAL CORPORATION AND SUBSIDIARIES





Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS



1.   Comparison of the Three Months Ended March 31, 1995 and 1994

                         Operations
                         ----------

     The first quarter's income before income taxes increased $286,000, or 6.9%, when compared to the same period in 1994. A $161,000 reduction in the provision for loan losses helped account for a 5.8% increase in income from credit activities.

     At the same time, other income decreased by $198,000, and other expense increased by $84,000, resulting in a $282,000 increase in net other expense for the period.

     After the income tax provision (which increased by $182,000, or 16.7% compared to the same period in 1994) was deducted from earnings, net income shows an improvement of $104,000, or 3.4%, over the first quarter of 1994. Effective tax rate for the first quarter of 1995 increased to 28.8% from 26.4% in the first quarter of 1994 as levels of tax exempt investments have fallen slightly, and the corporate tax rate has increased.

     Following are selected key ratios for the period:


                                                  Three Months Ended
                                                        March 31
                                               ------------------------

                                                 1995           1994
                                               ---------     ----------

     Return on average assets (annualized)...     1.36%          1.30%
     Return on average equity (annualized)...    10.95          11.70
     Dividend payout ratio (common)..........    32.47          31.41
     Average equity to average assets........    12.39          11.14



                    Net Interest Income
                    -------------------

     Although average earning assets have decreased by 0.8%, or $6.9 million, net interest income for the first quarter of 1995 increased by $406,000, or 4.0%, as compared to the first quarter of 1994. Tax equivalent net interest margin increased by 17 basis points to 5.00%. Average interest bearing deposits have decreased by $22.2 million in the first quarter of 1995 as compared to the first quarter of 1994 while average loans increased by $16.9 million. This loan growth was funded by proceeds from investment security maturities, short term borrowed funds and non-interest bearing sources. This loan growth occurred in a rising rate environment (with prime climbing to 9.00% in March of 1995 as compared to 6.00% in March of 1994). All these factors have positively affected the net interest margin.



     Following are key net interest margin ratios (annualized):


                                                 Three Months Ended
                                                      March 31
                                              -------------------------

                                                 1995           1994
                                              ----------     ----------

     Yield on average earning assets.........     7.87%          7.28%
     Cost to fund earning assets.............     3.05           2.67
     Net interest margin.....................     4.82           4.61
     Net interest margin - tax equivalent....     5.00           4.83



     At March 31, 1995, Omega had $416,385,000 of earning assets scheduled to reprice over the next twelve months as compared to $388,318,000 in interest bearing liabilities. This means that if rates rose by 100 basis points on April 1, Omega's net interest income over a one year period would increase by $1,497,000, or 3.4%, assuming that the volumes do not grow and the mix of the balance sheet does not change. Conversely, a reduction in rates would have a negative impact to the same magnitude.

                  Other Income and Expense
                  ------------------------


     Other income decreased $198,000, or 10.1% for the first quarter of 1995 as compared to the same period in 1994. Service fee income in 1994 included a $211,000 gain on sale of an in-substance foreclosed loan. In addition, trust fee income has decreased by 7.8%, or $42,000. Net gains from the sale of investment securities dropped by $27,000 in 1995.

     As a percentage of average assets, other income net of security gains and losses annualized was .74% for the first quarter of 1995 as compared to .80% in 1994, while security gains and losses were an insignificant percentage of average assets for the two periods.

     Other expenses were $84,000, or 1.1% higher for the first quarter of 1995 than for the same period in 1994. Salaries and employee benefits were $122,000, or 3.2% higher in 1995 as in 1994. Occupancy expense has decreased by 5.6%, while equipment expense decreased by 14.9%. Expense related to data processing service has been reduced by 17.5% as a result of a renegotiated contract in mid-1994. FDIC insurance premiums have dropped by 3.4% as a result of lower deposit levels. Other non-interest expenses have increased by 9.1%, or $164,000.

     As a percentage of average assets, annualized expenses for the quarter ended March 31, 1995 were 3.35% and for the same period in 1994 were 3.29%.


2.   Investment Securities

     Management of the investment portfolio entails evaluation and realignment of the size and mix of the portfolio in order to balance various characteristics of the balance sheet, including asset quality, liquidity, yield relationships, maturity and tax planning. The following schedule describes characteristics of the investment portfolio as of March 31, 1995 and December 31, 1994.

                                                                    Securities Classified as Available for Sale
                                                                                  Gross        Gross     Estimated
                                                                  Amortized    Unrealized   Unrealized     Market
 March 31, 1995                                                      Cost         Gains       Losses       Value
                                                                 ----------    ---------    --------     ---------
U.S. Treasury securities and obligations of other U.S.
  Government agencies and corporations.....................        $19,304       $    -       $(118)      $19,186
Obligations of state and political subdivisions............            238            -         (37)          201
Equity securities..........................................          4,139        2,312        (109)        6,342
                                                                 ----------    ---------    --------     ---------
Total......................................................        $23,681       $2,312       $(264)      $25,729



                                                                      Securities Classified as Held to Maturity

                                                                                  Gross        Gross     Estimated
                                                                  Amortized    Unrealized   Unrealized     Market
 March 31, 1995                                                      Cost         Gains       Losses       Value
                                                                 ----------    ---------    --------     ---------
U.S. Treasury securities and obligations of other U.S.
  Government agencies and corporations.....................        $73,300         $178     $(1,933)      $71,545
Obligations of state and political subdivisions............         50,915          308        (959)       50,264
Corporate securities.......................................         30,075           33        (687)       29,421
Mortgage backed securities.................................         28,122           42        (972)       27,192
Equity securities (non-marketable).........................          3,877                                  3,877
                                                                 ----------    ---------    --------     ---------
Total......................................................       $186,289         $561     $(4,551)     $182,299


                                                                      Securities Classified as Available for Sale
                                                                                  Gross         Gross     Estimated
                                                                   Amortized    Unrealized   Unrealized     Market
 December 31, 1994                                                    Cost        Gains        Losses       Value
                                                                  ----------   ---------    --------    ------------
U.S. Treasury securities and obligations of other U.S.
  Government agencies and corporations......................       $19,314       $    -       $(326)      $18,988
Obligations of state and political subdivisions.............           269            -         (52)          217
Equity securities...........................................         4,150        2,333         (78)        6,405
                                                                  ----------   ---------    --------   ------------
Total.......................................................       $23,733       $2,333       $(456)      $25,610



                                                                     Securities Classified as Held to Maturity

                                                                               Gross         Gross     Estimated
                                                                Amortized    Unrealized   Unrealized     Market
 December 31, 1994                                                 Cost        Gains        Losses       Value
                                                                 ----------   ---------    ---------    ----------
U.S. Treasury securities and obligations of other U.S.
  Government agencies and corporations......................       $79,736          $25     $(3,297)      $76,464
Obligations of state and political subdivisions.............        54,788          287      (1,404)       53,671
Corporate securities........................................        34,138           29      (1,181)       32,986
Mortgage backed securities..................................        29,503            9      (1,573)       27,939
Equity securities (non-marketable)..........................         4,047            -           -         4,047
                                                                 ----------   ---------    --------    ----------
Total.......................................................      $202,212         $350     $(7,455)     $195,107

     Total investment securities as a percentage of total assets at March 31, 1995 and December 31, 1994 were 22.8% and 24.2%, respectively. Securities maturing or repriceable in one year or less comprised 34.9% of the total investment securities of $212,018,000 as of March 31, 1995, as compared to 37.9% of total investment securities of $227,822,000 as of December 31, 1994. There was $35,000 in investments in instruments of foreign countries on March 31, 1995.

3.   Interest Bearing Deposits with Other Financial Institutions

     As of March 31, 1995, Omega had $2,145,000 in interest bearing deposits
     with other financial institutions.   There were no investments in
     instruments issued by U.S. branches of banks of foreign countries or deposits in banks of foreign countries included in the March 31, 1995 balance.

4.   Loans

     Net loans for the first three months increased 0.5% to $640,215,000. This increase in volumes is a continuation of the loan demand experienced in the latter part of 1994, particularly in the commercial loan category. Additionally, Omega is now originating long term fixed rate mortgage loans to maintain internally rather than selling them in the secondary market.

     Changes in the allowance for loan losses for the three months ended March 31, 1995 and 1994 were as follows (in thousands):


                                        1995         1994
                                      --------     --------
     Balance at January 1............ $11,057      $11,168
     Charge-offs.....................     (79)        (135)
     Recoveries......................      63           69
                                      --------     --------
         Net charge-offs.............     (16)         (66)
     Provision for loan losses.......     100          262
                                      --------     --------
     Balance at March 31............. $11,141      $11,364
                                      ========     ========

     The allowance for loan losses is considered adequate by management to cover possible uncollectible loans. Management is also of the opinion that the level of loan loss provision is adequate to maintain the allowance at an acceptable level. The allowance for loan losses at March 31, 1995 and 1994 represented 1.71% and 1.81%, respectively, of the total loans outstanding, net of unearned interest.


                                Non-performing Loans
                                --------------------

                                   (In thousands)
                                                       March 31,  December 31,
                                                         1995         1994
                                                       --------     --------

     Non-accrual loans................................ $1,697        $1,596
     Accruing loans past due 90 days or more..........  1,821         1,317
     Restructured loans...............................      -            44
                                                      --------      --------
     Total non-performing loans....................... $3,518        $2,957
                                                      ========      ========

     Non-performing loans as percent of allowance....    31.6%         26.7%

5.   Deposits and Other Sources of Funds

     Deposits provide the primary source of funding for loans and investment securities. During the three month period ended March 31, 1995, total deposits decreased by $946,000 or 0.1%, with interest bearing funds decreasing $7.8 million and non-interest bearing deposits increasing by $8.7 million.

6.   Regulatory Capital Compliance

     Risk-based capital standards are issued by bank regulatory authorities in the United States. These capital standards relate a banking company's capital to the risk profile of its assets and provide the basis for which all banking companies and banks are evaluated in terms of capital adequacy. The risk-based capital standards require all banks to have Tier 1 capital of at least 4% and total capital, including Tier 1 capital of at least 8% of risk-adjusted assets. Tier 1 capital includes common stockholders' equity and qualifying perpetual preferred stock together with related surpluses and retained earnings. Total capital is comprised of Tier 1 capital, limited life preferred stock, qualifying debt instruments, and the reserves for possible loan losses. Banking regulators have also issued leverage ratio requirements. The leverage ratio requirement is measured as the ratio of Tier 1 capital to adjusted average assets. The table below provides a comparison of Omega's and its bank subsidiaries risk-based capital ratios and leverage ratio to the minimum regulatory requirements for the periods indicated.

                                                              Minimum
                                     March 31,  December 31, Regulatory
     Omega Financial Corp               1995        1994    Requirements
     --------------------               ----        ----    ------------
         Risk based capital ratios:
          Tier 1 ...................   17.71%      17.55%        4.00%
          Total capital ............   18.97       18.80         8.00
         Leverage ratio.............   11.97       11.76         3.00
     Omega Bank, N.A.
     ----------------
         Risk based capital ratios:
          Tier 1 ...................   15.77%      15.65%        4.00%
          Total capital ............   17.02       16.90         8.00
         Leverage ratio.............   10.92       10.71         3.00
     Hollidaysburg Trust Company
     ---------------------------
         Risk based capital ratios:
          Tier 1 ...................   14.72%      14.55%        4.00%
          Total capital ............   15.98       15.80         8.00
         Leverage ratio.............   10.28       10.12         3.00
     Penn Central National Bank
     --------------------------
         Risk based capital ratios:
          Tier 1 ...................   19.69%      19.48%        4.00%
          Total capital ............   20.96       20.73         8.00
         Leverage ratio.............   11.37       11.37         3.00


     Pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), the FDIC has issued a rule which sets the capital level for each of the five capital categories established in FDICIA. As required by FDICIA, the regulations specify the levels at which an insured institution would be considered "well capitalized", "adequately capitalized", "undercaptialized", "significantly undercapitalized", or critically undercapitalized". At March 31, 1995, Omega and each of its banking subsidiaries met the regulatory definition of a "well capitalized" financial institution, i.e., a leverage ratio exceeding 5%, and Tier 1 capital exceeding 6%, and total capital exceeding 10%.




PART II.  Other Information

Item 1.   Legal Proceedings
          None

Item 2.   Changes in Securities
          None

Item 3.   Defaults upon Senior Debt
          None

Item 4.   Submission of Matters to a Vote of Security Holders

Item 5.   Other Information
          None
Item 6.   Exhibits and Reports on Form 8-K
          Exhibit 27     Financial Data Schedule




                              SIGNATURES
                              ----------



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             OMEGA FINANCIAL CORPORATION
                                            -----------------------------

                                                    (Registrant)




     May 9, 1995                        By: David B. Lee
- ----------------------                      -------------------------
                 Date                       David B. Lee
                                            Chairman and
                                            Chief Executive Officer


     May 9, 1995                            JoAnn N. McMinn
- ----------------------                      -------------------------
                 Date                       JoAnn N. McMinn
                                            Senior Vice President and
                                            Controller