Form 10-Q
period 1995-06-30
OMEGA FINANCIAL CORP /PA/
filed 1995-08-11
CIK 705671

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON DC 20549

                               FORM 10-Q
(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended June 30, 1995

                                  or

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from                to
                                          --------------
                      Commission File No. 0-13599

     Omega Financial Corporation

     (Exact name of registrant as
     specified in its charter)
             Pennsylvania                        25-1420888

     (State or other jurisdiction       (IRS Employer Identification
                  or                              Number)
     incorporation of organization)
           366 Walker Drive
      State College, Pennsylvania                  16801

         (Address of principal                   (Zip Code)
          executive offices)
     Registrant's Telephone Number,
         Including Area Code:                  (814) 231-7680



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section
      13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was requested to file such reports), and (2) has been subject to such filing requirements for the past ninety
     days.  Yes   X    No
                -- --     ----

     The number of shares outstanding of each of the Registrant's classes of common stock as of August 1, 1995:
           Common Stock, $5.00 par value - 6,029,423 shares
           ------------------------------------------------
















PART I.Financial Information
Item 1.   Financial Statements
            OMEGA FINANCIAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS
                  (In thousands, except share data)


                                                       JUNE 30,   DEC 31,
ASSETS                                                  1995       1994

Cash and due from banks...............................  $37,373    $42,151

Interest bearing deposits with other financial            1,901      4,182
institutions..........................................
Federal funds sold....................................    2,450        350

Investment securities held to maturity
   (market value-$193,655 and $195,107, respectively).  195,253    202,212
Investment securities available for sale..............   24,413     25,610

Total loans...........................................  665,092    648,711
  Less: Unearned discount.............................     (730)      (778)
            Allowance for loan losses.................  (11,237)   (11,057)

Net loans.............................................  653,125    636,876

Premises and equipment, net...........................   16,692     16,520
Other assets..........................................   12,184     12,052

TOTAL ASSETS.......................................... $943,391   $939,953



LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
  Non-interest bearing................................ $116,248   $118,439
  Interest bearing....................................  693,259    683,297

Total deposits........................................  809,507    801,736

Short-term borrowings.................................    5,101     11,868
Other liabilities.....................................    7,535      7,204
ESOP debt.............................................    4,447      4,518
Long-term debt........................................      700      1,050
Other interest bearing liabilities....................      485        468

TOTAL LIABILITIES.....................................  827,775    826,844

Preferred stock, par value $5.00 per share:
  Authorized - 5,000,000 shares;
  Issued and outstanding -
    219,781 shares Series A Convertible ..............    5,000      5,000
Unearned compensation related to ESOP debt............   (4,447)    (4,518)
Common stock, par value $5.00 per share:
  Authorized - 25,000,000 shares;
  Issued -
    6,017,227 shares at June 30, 1995;
    5,985,735 shares at December 31, 1994
  Outstanding -
    5,907,308 shares at June 30, 1995;
    5,985,735 shares at December 31, 1994.............   30,086     29,929
Capital surplus.......................................    4,630      4,211
Retained earnings.....................................   81,727     77,263
Cost of common stock in treasury:
    109,919 shares at June 30, 1995...................   (2,878)         -
Net unrealized gain on securities available for sale..    1,498      1,224

TOTAL SHAREHOLDERS' EQUITY............................  115,616    113,109

 TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY............ $943,391  $939,953





            OMEGA FINANCIAL CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME
                             (Unaudited)
                (In thousands, except per share data)

                                         Three Months      Six Months
                                             Ended            Ended
                                            June 30,         June 30,
                                          1995    1994      1995     1994

INTEREST INCOME:
Interest and fees on loans............   $14,771 $12,947   $28,831 $25,724
Interest and dividends on investment       2,746   2,933     5,628   5,916
securities............................
Other interest income.................       244     169       343     284

TOTAL INTEREST INCOME.................    17,761  16,049    34,802  31,924
INTEREST EXPENSE:
Interest on deposits..................     6,993   5,752    13,415  11,504
Interest on short-term borrowings.....        22      26       146      57
Interest on long-term debt and
  other interest bearing liabilities..        13      15        25      30

TOTAL INTEREST EXPENSE................     7,028   5,793    13,586  11,591

NET INTEREST INCOME...................    10,733  10,256    21,216  20,333
Provision for loan losses.............       248     137       348     399

INCOME FROM CREDIT ACTIVITIES.........    10,485  10,119    20,868  19,934
OTHER INCOME:
Service fees..........................     1,243   1,137     2,450   2,473
Trust fees............................       689     462     1,182     997
Gain on sale of loans.................         9      14         9      14
Investment securities gains and losses,
net:
  Debt instruments....................         4                 1
  Equity instruments..................       340     436       409     529

TOTAL OTHER INCOME....................     2,285   2,049     4,051   4,013
OTHER EXPENSE:
Salaries and employee benefits........     4,004   3,952     7,984   7,810
Net occupancy expense.................       530     482     1,090   1,075
Equipment expense.....................       431     494       865   1,004
Data processing service...............       362     397       724     836
FDIC insurance premiums...............       452     468       904     936
Other.................................     1,943   2,057     3,898   3,848

TOTAL OTHER EXPENSE...................     7,722   7,850    15,465  15,509

Income before taxes...................     5,048   4,318     9,454   8,438
Income tax expense....................     1,514   1,149     2,785   2,238

NET INCOME............................    $3,534  $3,169    $6,669  $6,200



NET INCOME PER COMMON SHARE:
  Primary.............................     $0.57   $0.54     $1.08   $1.01
  Fully diluted.......................     $0.56   $0.52     $1.05   $0.98
WEIGHTED AVERAGE SHARES AND
EQUIVALENTS:
   Primary............................     5,995   6,020     6,023   6,015
   Fully diluted......................     6,226   6,250     6,254   6,245








              OMEGA FINANCIAL CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (In thousands)
                                                                SIX MONTHS
                                                                   ENDED
                                                                  JUNE 30,

                                                               1995      1994

Cash flows from operating activities:
  Net income..............................................    $6,669    $6,200
  Adjustments to reconcile net income to net cash provided
      by operating activities:
    Depreciation and amortization.........................     1,359     1,051
    Provision for loan losses.............................       348       399
    Gain on sale of investment securities.................      (410)     (529)
    Gain on sale of fixed assets and other property owned.        (7)     (173)
    Gain on sale of loans.................................        (9)      (14)
    Increase in tax asset.................................       (12)     (283)
    Decrease (increase) in interest receivable and other        (387)      385
      assets .............................................
    Increase (decrease) in interest payable...............       187     1,088)
    Decrease  in taxes payable............................        71        30
    Amortization of deferred net loan costs (fees)........      (181)     (176)
    Deferral of net loan fees (costs).....................       514        41
    Increase (decrease) in accounts payable and accrued          149      (877)
      expenses ...........................................

      Total adjustments...................................     1,622    (1,234)

Net cash provided by operating activities.................     8,291     4,966

Cash flows from investing activities:
  Proceeds from the sale or maturity of:
    Interest bearing deposits with other financial             3,177       565
      institutions .......................................
    Investment  securities available for sale - sales and      4,467    12,530
      maturities .........................................
    Investment  securities held to maturity - maturities..    26,381    25,459
  Purchase of:
    Interest bearing deposits with other financial              (896)     (160)
      institutions .......................................
    Investment securities held to maturity................   (19,884)  (20,486)
    Investment securities available for sale..............    (2,449)  (12,786)
  Decrease (increase) in loans............................   (18,202)     1,283
  Gross proceeds from sale of loans.......................     1,281     1,225
  Capital expenditures....................................    (1,030)     (869)
  Sale of fixed assets and other property owned...........        22       993
  Increase in federal funds sold..........................    (2,100)   (5,019)

Net cash provided by (used in) investing activities.......    (9,233)    2,735

Cash flows from financing activities:
  Increase in deposits....................................     7,771     2,450
  Decrease in short-term borrowings, net..................    (6,767)   (5,169)
  Principal payment on long-term debt.....................      (350)
  Net change in other interest bearing liabilities........        17         9
  Dividends paid..........................................    (2,279)   (2,102)
  Tax benefit from preferred stock dividend and stock             74        77
      option activity ....................................
  Issuance of common stock................................       576       282
  Issuance, acquisition and sale of treasury stock, net...    (2,878)       38

Net cash used in financing activities.....................    (3,836)   (4,415)

Net increase (decrease) in cash and due from banks........  $ (4,778)   $3,286



Cash and due from banks at beginning of period............   $42,151   $34,292
Cash and due from banks at end of period..................    37,373    37,578

Net increase (decrease) in cash and due from banks........  $ (4,778)   $3,286




Interest paid.............................................   $13,399   $12,679
Income taxes paid.........................................     2,717     2,400




                  OMEGA FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



SIX AND THREE MONTHS ENDED JUNE 30, 1995 AND 1994

A.   Basis of Presentation:

     The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, including normal recurring accruals considered necessary for a fair presentation, have been included. Operating results for the six months ended June 30, 1995, are not necessarily indicative of the results that may be experienced for the year ending December 31, 1995 or any other interim period. For further information, refer to the Consolidated Financial Statements and Footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

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

B.   Accounting Changes
     Accounting by Creditors for Impairment of a Loan - Statement of Financial
     -------------------------------------------------------------------------

     Accounting Standards No. 114 as amended by SFAS No. 118
     -------------------------------------------------------


     Omega adopted FAS114 "Accounting by Creditors for Impairment of a Loan", as amended by FAS118, as of January 1, 1995. This statement addresses the accounting by creditors for impairment of certain loans. There was no material effect on the Corporation's financial condition or results of operation upon adoption of this pronouncement.


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


C.   Commitments and Contingent Liabilities:

     In the ordinary course of business, Omega and its subsidiaries make commitments to extend credit to their customers. At June 30, 1995 and December 31, 1994 standby letters of credit issued and outstanding amounted to $16,109,000 and $10,327,000, respectively. These letters of credit are not reflected in the accompanying financial statements. Management does not anticipate any significant losses as a result of these transactions.

     At June 30, 1995, the Corporation had $ 98,892,000 outstanding in unused lines of credit commitments extended to its customers. Of this amount, $ 25,878,000, or 26.2%, are commitments to consumers for home equity lines of credit and credit card limits. The remainder, $ 73,014,000, are commercial commitments.

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


                       Computations of Per Share Earnings
                    (In thousands, except per share amounts)
                                  (Unaudited)


                                             Three Months        Six Months
                                                 Ended             Ended
                                               June 30,           June 30,
                                             1995     1994      1995     1994

PRIMARY EARNINGS PER SHARE

Net income...............................    $3,534   $3,169    $6,669   $6,200
Dividend requirements for preferred stock,
  net of tax benefits....................       (72)     (71)     (144)    (142)
Net earnings applicable to common stock..     3,462    3,098     6,525    6,058



Shares and equivalents outstanding:
Weighted average number of common
  shares outstanding.....................     5,935    5,952     5,964    5,945
Common stock equivalents - options.......        60       68        59       70

Weighted average of common shares
  outstanding and equivalents............     5,995    6,020     6,023    6,015


Primary earnings per common share........     $0.57    $0.52     $1.08    $1.01

FULLY DILUTED EARNINGS PER SHARE

Net income...............................    $3,534   $3,169    $6,669   $6,200
Additional cash contribution required to
service debt on assumed conversion of
  preferred stock (tax effected).........       (47)     (47)      (93)     (94)

Net earnings applicable to common stock.. 3,487 3,122 6,576 6,106 Shares and equivalents outstanding:
Weighted average number of common
  shares outstanding.....................     5,935    5,952     5,964    5,945
Common stock equivalents - options.......        60       67        59       69
Assumed conversion of preferred stock
  outstanding and equivalents............       231      231       231      231

Weighted average of common shares
  outstanding and equivalents............     6,226    6,250     6,254    6,245



Fully diluted earnings per common share..     $0.56    $0.50     $1.05    $0.98




F.   Acquisitions

     On January 11, 1995, Omega entered into an Agreement and Plan of Reorganization with Montour Bank ("Montour"), a bank incorporated under the Pennsylvania Banking Code of 1965. This merger has been approved by the Board of Governors of the Federal Reserve System, the Federal Deposit Insurance Corporation and the Department of Banking of the Commonwealth of Pennsylvania, as well as the stockholders of Montour, and was consummated on July 31, 1995.

     The transaction was accounted for under the purchase method. For each share of Montour, shareholders received, at their election and subject to certain adjustments, one-half share of Omega common stock or $12.00 in cash, or a combination of stock and cash, with 43.1% of the total outstanding shares being converted to cash. Warrant holders received $2.00 per warrant. The acquisition was $5.670 million in the aggregate, with 119,007 shares of Omega stock issued and $2,516 million paid in cash to Montour shareholders. Montour's assets at June 30, 1995 were $42.080 million.

G.   Defined Benefit Plan

     During 1994, management developed a plan to terminate its defined benefit plan and transfer the plan's assets and obligations at the settlement date to a defined contribution plan. In anticipation of the execution of management's plan, Omega froze the accrual of benefits under the Omega defined benefit plan effective April 15, 1994. Management expects to complete the termination of the defined benefit plan in 1995. In completing the settlement of the defined benefit plan and the transferring of assets and obligations to a defined contribution plan, the shortfall, if any, between the then fair value of plan assets and the final settlement amount of plan obligations will be charged against earnings. However, management does not believe the net impact of the termination of Omega's defined benefit plan will have a material effect on Omega's financial position or results of operations.

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


                  OMEGA FINANCIAL CORPORATION AND SUBSIDIARIES


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS



1.   Comparison of the Six and Three Months Ended June 30, 1995 and 1994

                         Operations
                         ----------


     A.   Six months ended June 30, 1995 and 1994

     For the first six months of 1995, income before taxes increased by $1,016,000, or 12.0%, compared to the same period in 1994. A $934,000, or
     4.7% increase in the corporation's income from credit activities was a significant factor in this achievement.

     Non-interest income increased $38,000, or 0.9%, while non-interest expense decreased by $44,000, or 0.2%, resulting in an $82,000 decrease in net operating expense for the period.

     The tax provision for the first six months of 1995 increased by $547,000, or 24.4% when compared to the first six months of 1994. The effective tax rate rose to 29.5% in 1995 from 26.5% in 1994, as a consequence of a continued reduction in tax-exempt income resulting from a smaller percentage of tax-exempt investments to total assets in 1995 than in 1994. Additionally, Omega's federal tax rate has risen to 35% in 1995, as compared to 34% in 1994.

     B.   Three months ended June 30, 1995 and 1994

     The second quarter's income before income taxes increased $730,000, or 16.9%, when compared to the same period in 1994. A $366,000 increase in income from credit activities contributed about half of the increase, while improvements in non-interest-related categories contributed the remaining increase.

     Other income increased $236,000 while other expense decreased $128,000, for an increased net contribution of $364,000.

     After the income tax provision (which increased by $365,000, or 31.8% compared to the same period in 1994) was deducted from earnings, net income
                                       22
     shows an improvement of $365,000, or 11.5%, over the second quarter of 1994. Effective tax rate for the second quarter of 1995 increased to 30.0% from 26.6% in the second quarter of 1994 as levels of tax exempt investments have fallen slightly, and Omega's tax rate has increased.

     Following are selected key ratios for the period:


                                            Three Months Ended Six Months Ended
                                                  June 30           June 30
                                              ---------------    --------------

                                                1995   1994       1995   1994
                                              ---------------    --------------

     Return on average assets (annualized)...   1.51%  1.35%     1.43%   1.33%
     Return on average equity (annualized)...  12.28  11.71     11.61   11.70
     Dividend payout ratio (common)..........  30.08  30.07     31.20   30.71
     Average equity to average assets........  12.31  11.54     12.35   11.35



                    Net Interest Income
                    -------------------


     A.   Six months ended June 30, 1995 and 1994

     Omega's net interest income for the first six months of 1995 improved by $883,000, or 4.3%. Although average earning assets decreased by $3,691,000, average loans increased by $20,887,000, and yielded 8.88% in 1995, as compared to 8.19% in 1994. The increase in loans was funded by maturities of investment securities, whose average balances decreased by $20,598,000.

     Average deposits have decreased by $15,486,000, or 1.9%, resulting in a higher percentage of funding through non-interest bearing sources. The result is a net interest spread of 4.84% through June of 1995, improved by 22 basis points from the same period in 1994, when the spread was 4.62%. On a fully tax equivalent basis, net interest margin is 5.01% through June of 1995 as compared to 4.83% in 1994. Of the $883,000 increase in net interest income, $264,000 is a result of volume changes and $619,000 is a result of rate differences.

     B.   Three months ended June 30, 1995 and 1994

     Although average earning assets have remained essentially flat at $883,986,000, net interest income for the second quarter of 1995 increased by $477,000, or 4.7%, as compared to the second quarter of 1994. Tax equivalent net interest margin increased by 16 basis points to 5.02%. Average interest bearing deposits have decreased by $11.8 million in the second quarter of 1995 as compared to the second quarter of 1994 while average loans increased by $24.9 million. This loan growth was funded by proceeds from investment security maturities, short term borrowed funds and non-interest bearing sources. This loan growth occurred in a rising rate environment (with prime climbing to 9.00% in June of 1995 as compared to 7.25% in June of 1994). All these factors have positively affected the net interest margin.

     Following are key net interest margin ratios (annualized):


                                        Three Months    Six Months
                                            Ended          Ended
                                          June 30,       June 30,

                                         1995   1994    1995   1994

Yield on average earning assets.......  8.05%   7.25%    7.96%  7.27%

Yield to fund earning assets..........  3.19    2.62     3.12   2.65

Net interest margin...................  4.86    4.65     4.84   4.62

Net interest margin - tax equivalent..  5.02    4.86     5.01   4.83



     At June 30, 1995, Omega had $420,307,000 of earning assets scheduled to reprice over the next twelve months as compared to $397,454,000 in interest bearing liabilities. This means that if rates rose by 100 basis points on July 1, Omega's net interest income over a one year period would increase by $1,500,000, or 3.2%, assuming that the volumes do not grow and the mix of the balance sheet does not change. Conversely, a reduction in rates would have a negative impact of a similar magnitude.

                  Other Income and Expense
                  ------------------------


     A..  Six months ended June 30, 1995 and 1994

     Other income increased by $38,000 for the first six months of 1995 when compared to the same period last year. Service fees varied by only $23,000, or 0.9%, but trust fees increased in 1995 by $185,000, or 18.6% over 1994. This increase is due to a large estate settlement at one of the Corporations' banks in May of 1995. Offsetting this increase, was a reduction of net investment security gains of $119,000.

     As a percentage of average assets, other income, net of security gains and losses, annualized was .78% for the first six months of 1995 as compared to .74% in 1994.

     Other expenses were $44,000, or 0.3% lower for the first six months of 1995 than for the same period in 1994. Salaries and employee benefits were increased by only 2.2% while equipment and data processing service expenses were reduced by a total of $251,000, or 13.6%. These results were achieved through an effort to minimize these types of costs through bundled fees, streamlined operations, and consolidation of functions since the merger in the first quarter of 1994 which nearly doubled Omega's asset size. FDIC premiums have dropped slightly in response to lower levels of deposits.

     As a percentage of average assets, annualized expenses for the six month period ending June 30, 1995 was 3.33% as compared to 3.32% for the same period in 1994.

     B.   Three months ended June 30, 1995 and 1994

     Other income increased $236,000, or 11.5% for the second quarter of 1995 as compared to the same period in 1994. Service fee income in 1995 outpaced that in 1994 by $106,000, or 9.3%, while trust fee income increased by $227,000, or 49.1%. Net gains from the sale of investment securities dropped by $92,000 in 1995.

     As a percentage of average assets, other income net of security gains and losses annualized was .83% for the second quarter of 1995 as compared to .69% in 1994.

     Other expenses were $128,000, or 1.6% lower for the second quarter of 1995 than for the same period in 1994. Salaries and employee benefits were $52,000, or 1.3% higher in 1995 as in 1994. Occupancy expense has increased by 10.0%, while equipment expense decreased by 12.7%. Expense related to data processing service has been reduced by 8.8% as a result of a renegotiated contract in mid-1994. FDIC insurance premiums have dropped by 3.4% as a result of lower deposit levels. Other non-interest expenses have decreased by 5.5%, or $114,000.

     As a percentage of average assets, annualized expenses for the quarter ended June 30, 1995 were 3.30% and for the same period in 1994 were 3.35%.


2.   Investment Securities

     Management of the investment portfolio entails evaluation and realignment of the size and mix of the portfolio in order to balance various characteristics of the balance sheet, including asset quality, liquidity, yield relationships, maturity and tax planning. The following schedule describes characteristics of the investment portfolio as of June 30, 1995 and December 31, 1994.


                                Securities Classified as Available for Sale

                                             Gross       Gross    Estimated
                                Amortized  Unrealized Unrealized    Market
   June 30, 1995                  Cost       Gains      Losses      Value

  U.S. Treasury securities
  and obligations of other
    U.S. Government agencies      $18,287         $59      $(17)     $18,329
  and corporations ...........
  Obligations of state and            233           -       (34)         199
  political subdivisions .....
  Equity securities ..........      3,612       2,335       (62)       5,885

  Total ......................    $22,132      $2,394     $(113)     $24,413



                                 Securities Classified as Held to Maturity

                                             Gross       Gross    Estimated
                                Amortized  Unrealized Unrealized    Market
   June 30, 1995                  Cost       Gains      Losses      Value

  U.S. Treasury securities
  and obligations of other
  U.S. Government agencies
  and corporations............    $73,022        $107     $(945)     $71,184
  Obligations of state and         51,736         368      (578)      51,526
  political subdivisions .....
  Corporate securities .......     28,162          86      (320)      27,928
  Mortgage backed                  38,404         197      (513)      38,088
  securities .................
  Equity securities (non-           3,929           -          -       3,929
  marketable) ................

  Total ......................   $195,253        $758   $(2,356)    $193,655



                               Securities Classified as Available for Sale

                                             Gross      Gross    Estimated
                               Amortized  Unrealized  Unrealized   Market
   December 31, 1994              Cost       Gains      Losses     Value

  U.S. Treasury securities
  and obligations of other
  U.S.government agencies and     $19,314     $    -      $(326)    $18,988
  corporations ..............
  Obligations of state and            269          -        (52)        217
  political subdivisions ....
  Equity securities .........       4,150      2,333        (78)      6,405

  Total .....................     $23,733     $2,333      $(456)    $25,610



                                Securities Classified as Held to Maturity

                                             Gross      Gross    Estimated
                               Amortized  Unrealized  Unrealized   Market
   December 31, 1994              Cost       Gains      Losses     Value

  U.S. Treasury securities
  and obligations of other
  U.S. government agencies and    $79,736       $ 25    $(3,297)    $76,464
  corporations ..............
  Obligations of state and         54,788        287     (1,404)     53,671
  political subdivisions ....
  Corporate securities ......      34,138         29     (1,181)     32,986
  Mortgage backed securities       29,503          9     (1,573)     27,939
  Equity securities (non-           4,047                             4,047
  marketable) ...............

  Total .....................    $202,212       $350    $(7,455)   $195,107




     Total investment securities as a percentage of total assets at June 30, 1995 and December 31, 1994 were 23.3% and 24.2%, respectively. Securities maturing or repriceable in one year or less comprised 37.2% of the total investment securities of $219,666,000 as of June 30, 1995, as compared to 37.9% of total investment securities of $227,822,000 as of December 31, 1994. There was $35,000 in investments in instruments of foreign countries on June 30, 1995.

3.   Interest Bearing Deposits with Other Financial Institutions

     As of June 30, 1995, Omega had $1,901,000 in interest bearing deposits with
     other financial institutions.   There were no investments in instruments
     issued by U.S. branches of banks of foreign countries or deposits in banks of foreign countries included in the June 30, 1995 balance.

4.   Loans

     Net loans for the first six months increased 2.6% to $653,125,000. This increase in volumes is a continuation of the loan demand experienced in the latter part of 1994, particularly in the commercial loan category. Additionally, Omega is now originating long term fixed rate mortgage loans to maintain internally rather than selling them in the secondary market.

     Changes in the allowance for loan losses for the six months ended June 30, 1995 and 1994 were as follows (in thousands):


                                        1995         1994
                                      --------     --------

     Balance at January 1............ $11,057      $11,168

     Charge-offs.....................    (289)        (464)
     Recoveries......................     121          146
                                      --------     --------
         Net charge-offs.............    (168)        (318)

     Provision for loan losses.......     348          399
                                      --------     --------

     Balance at June 30.............. $11,237      $11,249
                                      ========     ========

     The allowance for loan losses is considered adequate by management to cover possible uncollectible loans. Management is also of the opinion that the level of loan loss provision is adequate to maintain the allowance at an acceptable level. The allowance for loan losses at June 30, 1995 and 1994 represented 1.69% and 1.78%, respectively, of the total loans outstanding, net of unearned interest.


                                Non-performing Loans
                                --------------------

                                   (In thousands)
                                                         June 30,   Dec 31,
                                                           1995      1994
                                                         -------   --------

     Non-accrual loans.............................      $1,289    $1,596
     Accruing loans past due 90 days or more.......       1,822     1,317
     Restructured loans............................         - -        44
                                                          ------   --------

     Total non-performing loans....................       $3,111   $2,957
                                                          ======   ========

     Non-performing loans as percent of allowance..         27.7%     26.7%


5.   Deposits and Other Sources of Funds

     Deposits provide the primary source of funding for loans and investment securities. During the six month period ended June 30, 1995, total deposits increased by $7,771,000 or 1.0%, with interest bearing funds increasing $10.0 million and non-interest bearing deposits decreasing by $2.2 million.

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

                                                                   Minimum
                                       June 30,    December 31,   Regulatory
     Omega Financial Corp.               1995          1994      Requirements
     ---------------------               ----          ----      ------------

       Risk based capital ratios:
        Tier 1 ......................    17.31%        17.55%          4.00%
        Total capital ...............    18.57         18.80           8.00
       Leverage ratio ...............    11.87         11.76           3.00
     Omega Bank, N.A.
     ----------------

       Risk based capital ratios:
        Tier 1 ......................     15.80%        15.65%          4.00%
        Total capital ...............     17.05         16.90           8.00
       Leverage ratio ...............     11.16         10.71           3.00
     Hollidaysburg Trust Company
     ---------------------------

       Risk based capital ratios:
        Tier 1 ......................      14.53%       14.55%          4.00%
        Total capital ...............      15.79        15.80           8.00
       Leverage ratio ...............      10.47        10.12           3.00
     Penn Central National Bank
     --------------------------

       Risk based capital ratios:
        Tier 1 ......................      19.39%       19.48%          4.00%
        Total capital ...............      20.66        20.73           8.00
       Leverage ratio ...............      11.22        11.37           3.00



     Pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), the FDIC has issued a rule which sets the capital level for each of the five capital categories established in FDICIA. As required by FDICIA, the regulations specify the levels at which an insured institution would be considered "well capitalized", "adequately capitalized", "undercapitalized", "significantly undercapitalized", or critically undercapitalized". At June 30, 1995, Omega and each of its banking subsidiaries met the regulatory definition of a "well capitalized" financial institution, i.e., a leverage ratio exceeding 5%, and Tier 1 capital exceeding 6%, and total capital exceeding 10%.




PART II.  Other Information

Item 1.   Legal Proceedings
     None

Item 2.   Changes in Securities
     None

Item 3.   Defaults upon Senior Debt
     None

Item 4.   Submission of Matters to a Vote of Security Holders

     The Annual Meeting of Shareholders of Omega was held on April 25, 1995. At the Annual Meeting, the shareholders elected a class of directors for a term of three years, as described below.




        Name               For          Withhold     Broker Non-
                                       Authority         Vote

George R. Lovette     4,187,950        62,676

Albert N. Masood      4,190,340        80,000

Robert N. Oliver      4,195,989        52,246

Stanton R. Sheetz     4,205,421        61,253

Robert A. Szeyller    4,209,101        60,270



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


                                         OMEGA FINANCIAL
                                           CORPORATION

                                          (Registrant)




                                 By:

              Date                  David B. Lee
                                    Chairman and
                                    Chief Executive Officer




              Date                  JoAnn N. McMinn
                                    Senior Vice President
                                    and
                                    Controller