Form 10-Q
period 1995-09-30
OMEGA FINANCIAL CORP /PA/
filed 1995-11-09
CIK 705671

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON DC 20549

                               FORM 10-Q
(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended September 30, 1995

                                  or

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from                to
                                          --------------
                      Commission File No. 0-13599

     Omega Financial Corporation
     ----------------------------
     (Exact name of registrant as
     specified in its charter)
             Pennsylvania                            25-1420888
     -----------------------------          ----------------------------
     (State or other jurisdiction           (IRS Employer Identification
                  or                                   Number)
           incorporation of
             organization)
           366 Walker Drive
      State College, Pennsylvania                       16801
         (Address of principal                       (Zip Code)
          executive offices)
     Registrant's Telephone Number,
     Including
              Area Code:                           (814) 231-7680



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section
      13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was requested to file such reports), and (2) has been subject to such filing requirements for the past ninety
     days.  Yes   X    No
                -- --     ----

     The number of shares outstanding of each of the Registrant's classes of common stock as of October 30, 1995:
           Common Stock, $5.00 par value - 6,037,753 shares
           ------------------------------------------------
















PART I.Financial Information
Item 1.   Financial Statements
         OMEGA FINANCIAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED BALANCE SHEETS
              (In thousands, except share data)


                                                 SEPTEMBER 30,  DECEMBER 31,
ASSETS                                               1995           1994

Cash and due from banks                             $35,836        $42,151

Interest bearing deposits with other                    853          4,182
financial institutions
Federal funds sold                                   10,745            350

Investment securities held to maturity
   (market value-$186,047 and $195,107,             187,363        202,212
      respectively)
Investment securities available for sale             27,641         25,610

Total loans                                         709,764        648,711
  Less: Unearned discount                            (4,169)          (778)
            Allowance for loan losses               (11,594)       (11,057)

Net loans                                           694,001        636,876

Premises and equipment, net                          17,355         16,520
Other assets                                         15,823         12,052

TOTAL ASSETS                                       $989,617       $939,953



LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
  Non-interest bearing                             $115,627       $118,439
  Interest bearing                                  730,502        683,297

Total deposits                                      846,129        801,736

Short-term borrowings                                 2,519         11,868
Other liabilities                                     8,522          7,204
ESOP debt                                             4,410          4,518
Long-term debt                                        5,700          1,050
Other interest bearing liabilities                      482            468

TOTAL LIABILITIES                                   867,762        826,844

Preferred stock, par value $5.00 per share:
  Authorized - 5,000,000 shares;
  Issued and outstanding -
    219,781 shares Series A Convertible               5,000          5,000
Unearned compensation related to ESOP debt           (4,410)        (4,518)
Common stock, par value $5.00 per share:
  Authorized - 25,000,000 shares;
  Issued and outstanding -
    6,036,898 shares at September 30, 1995;
    5,985,735 shares at December 31, 1994            30,185         29,929
Capital surplus                                       5,042          4,211
Retained earnings                                    84,329         77,263
Net unrealized gain on securities available           1,709          1,224
for sale

TOTAL SHAREHOLDERS' EQUITY                          121,855        113,109

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY         $989,617       $939,953





         OMEGA FINANCIAL CORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF INCOME
            (In thousands, except per share data)

                                            Three Months       Nine Months
                                                Ended             Ended
                                            September 30,      September 30,
                                            1995    1994      1995     1994

INTEREST INCOME:
Interest and fees on loans                $15,853 $13,252   $44,684 $38,976
Interest and dividends on investment        2,991   2,965     8,619   8,881
securities
Other interest income                         156     283       499     567

TOTAL INTEREST INCOME.                     19,000  16,500    53,802  48,424
INTEREST EXPENSE:
Interest on deposits                        7,502   5,888    20,917  17,392
Interest on short-term borrowings              71      22       217      79
Interest on long-term debt and
  other interest bearing liabilities           47      16        72      46

TOTAL INTEREST EXPENSE                      7,620   5,926    21,206  17,517

NET INTEREST INCOME                        11,380  10,574    32,596  30,907
Provision for loan losses                     109      75       457     474

INCOME FROM CREDIT ACTIVITIES              11,271  10,499    32,139  30,433
OTHER INCOME:
Service fees                                1,300   1,238     3,750   3,711
Trust fees                                    586     529     1,768   1,526
Gain on sale of loans                          19      14        28      28
Investment securities gains and losses,
net:
  Investment securities held to maturity        3       3         4       3
  Investment securities available for          33     198       442     727
sale

TOTAL OTHER INCOME                          1,941   1,982     5,992   5,995
OTHER EXPENSE:
Salaries and employee benefits              4,042   3,944    12,026  11,754
Net occupancy expense                         757     502     1,847   1,577
Equipment expense                             465     467     1,330   1,471
Data processing service                       368     374     1,092   1,210
FDIC insurance premiums                       (52)    457       852   1,393
Other                                       2,340   1,807     6,238   5,655

TOTAL OTHER EXPENSE                         7,920   7,551    23,385  23,060

Income before taxes                         5,292   4,930    14,746  13,368
Income tax expense                          1,532   1,336     4,317   3,574

NET INCOME                                 $3,760  $3,594   $10,429  $9,794



NET INCOME PER COMMON SHARE:
  Primary                                   $0.61   $0.58     $1.69   $1.59
  Fully diluted                             $0.59   $0.57     $1.64   $1.55
WEIGHTED AVERAGE SHARES AND EQUIVALENTS:
   Primary                                  6,057   6,018     6,033   6,010
   Fully diluted                            6,291   6,249     6,274   6,241









               OMEGA FINANCIAL CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (In thousands)
                                                               NINE MONTHS ENDED
                                                                  SEPTEMBER 30,

                                                                 1995      1994

Cash flows from operating activities:
  Net income                                                   $10,429   $9,794
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                                2,362    1,539
    Provision for loan losses                                      457      475
    Gain on sale of investment securities                         (446)    (730)
    Gain on sale of fixed assets and other property owned           (7)    (173)
    Gain on sale of loans                                          (28)     (28)
    Increase in tax asset                                          (91)    (345)
    Decrease in interest receivable and other assets             1,684       37
    Increase (decrease) in interest payable                        294   (1,584)
    Increase (decrease)  in taxes payable                          123      (21)
    Amortization of deferred net loan fees                        (301)    (342)
    Deferral of net loan fees                                      819      106
    Decrease in accounts payable and accrued expenses                -     (270)

      Total adjustments                                          4,866   (1,336)

Net cash provided by operating activities                       15,295    8,458

Cash flows from investing activities:
  Proceeds from the sale or maturity of:
    Interest bearing deposits with other financial               5,448      675
institutions
    Investment  securities available for sale - sales and       10,916   19,418
maturities
    Investment  securities held to maturity - maturities        49,475   38,734
  Purchase of:
    Interest bearing deposits with other financial              (1,218)     (14)
institutions
    Investment securities held to maturity                     (34,997) (33,024)
    Investment securities available for sale                   (11,620) (26,967)
  Decrease (increase) in loans                                 (27,312)   1,075
  Gross proceeds from sale of loans                              4,772    1,336
  Capital expenditures                                          (1,246)  (1,195)
  Sale of fixed assets and other property owned                     56    1,029
  Increase in federal funds sold                               (10,336)  (1,682)
  Acquisition of bank (net of $562 cash received in             (1,880)       -
acquisition)

Net cash provided by (used in) investing activities            (17,942)    (615)

Cash flows from financing activities:
  Increase in deposits                                           9,467    2,303
  Decrease in short-term borrowings, net                       (12,299)  (5,241)
  Principal payment on long-term debt                             (350)       -
  Proceeds from long-term debt                                   5,000        -
  Net change in other interest bearing liabilities                  14        9
  Dividends paid                                                (3,465)  (3,217)
  Tax benefit from preferred stock dividend and stock option       102      107
activity
  Issuance of common stock                                         741      648
  Issuance, acquisition and sale of treasury stock, net         (2,878)      38

Net cash used in financing activities                           (3,668)  (5,353)


Net increase (decrease) in cash and due from banks             $(6,315)  $2,490



Cash and due from banks at beginning of period                 $42,151  $34,292
Cash and due from banks at end of period                        35,836   36,782

Net increase (decrease) in cash and due from banks             $(6,315)  $2,490




Interest paid                                                  $20,912  $19,101
Income taxes paid                                                4,222    3,700






                  OMEGA FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NINE AND THREE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

A.   Basis of Presentation:

     The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, including normal recurring accruals considered necessary for a fair presentation, have been included. Operating results for the nine months ended September 30, 1995, are not necessarily indicative of the results that may be experienced for the year ending December 31, 1995 or any other interim period. For further information, refer to the Consolidated Financial Statements and Footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

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

     Statement of Financial Accounting Standards No. 112 - Employers' Accounting
     ---------------------------------------------------------------------------
     for Post-Employment Benefits
     ----------------------------


     Omega provides certain post-employment benefits to its employees. The Corporation has adopted SFAS No. 112 as of January 1, 1994 and the impact was not material to the Company's financial statements.


C.   Commitments and Contingent Liabilities:

     In the ordinary course of business, Omega and its subsidiaries make commitments to extend credit to their customers. At September 30, 1995 and December 31, 1994 standby letters of credit issued and outstanding amounted to $15,501,000 and $10,327,000, respectively. These letters of credit are not reflected in the accompanying financial statements. Management does not anticipate any significant losses as a result of these transactions.

     At September 30, 1995, the Corporation had $104,998,000 outstanding in unused lines of credit commitments extended to its customers. Of this amount, $26,238,000, or 25.1%, are commitments to consumers for home equity lines of credit and credit card limits. The remainder, $78,670,000, are commercial commitments.

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


                       Computations of Per Share Earnings
                    (In thousands, except per share amounts)
                                  (Unaudited)


                                        Three Months Ended    Nine Months Ended
                                          September 30,         September 30,
                                          1995      1994       1995       1994

PRIMARY EARNINGS PER SHARE

Net income....................           $3,760    $3,594     $10,429    $9,794
Dividend requirements for preferred
stock net of tax benefits.........          (72)      (71)       (216)     (214)

Net earnings applicable to common         3,688     3,523      10,213     9,580
stock.........................



Shares and equivalents outstanding:
Weighted average number of common
  shares outstanding..........            5,990     5,958       5,973     5,949
Common stock equivalents - options           67        60          60        61

Weighted average of common shares
  outstanding and equivalents.            6,057     6,018       6,033     6,010


Primary earnings per common share         $0.61     $0.58       $1.69     $1.59

FULLY DILUTED EARNINGS PER SHARE

Net income....................           $3,760    $3,594     $10,429    $9,794
Additional cash contribution required
to service debt on assumed conversion
of preferred stock (tax effected)..         (45)      (45)       (129)     (139)

Net earnings applicable to common         3,715     3,549      10,300     9,655
stock.........................



Shares and equivalents outstanding:
Weighted average number of common
  shares outstanding..........            5,990     5,958       5,973     5,949
Common stock equivalents - options           70        60          70        61
Assumed conversion of preferred stock
  outstanding and equivalents.              231       231         231       231

Weighted average of common shares
  outstanding and equivalents.            6,291     6,249       6,274     6,241



Fully diluted earnings per common         $0.59     $0.57       $1.64     $1.55
share.........................



F.   Acquisitions

     On January 11, 1995, Omega entered into an Agreement and Plan of Reorganization with Montour Bank ("Montour"), a bank incorporated under the Pennsylvania Banking Code of 1965. This merger was approved by the Board of Governors of the Federal Reserve System, the Federal Deposit Insurance Corporation and the Department of Banking of the Commonwealth of Pennsylvania, as well as the stockholders of Montour, and was consummated on July 31, 1995.

     The transaction was accounted for under the purchase method. For each share of Montour, shareholders received, at their election and subject to certain adjustments, one-half share of Omega common stock or $12.00 in cash, or a combination of stock and cash, with 43.1% of the total outstanding shares being converted to cash. Warrant holders received $2.00 per warrant. Total consideration for the acquisition was $5.727 million in the aggregate, with 123,957 shares of Omega stock issued and $2.442 million paid in cash to Montour shareholders. Montour's assets at July 31, 1995 were $44.641 million.

G.   Defined Benefit Plan

     During 1994, management developed a plan to terminate its defined benefit plan and transfer the plan's assets and obligations at the settlement date to a defined contribution plan. In anticipation of the execution of management's plan, Omega froze the accrual of benefits under the Omega defined benefit plan effective April 15, 1994. Management expects to complete the termination of the defined benefit plan in 1995 or early 1996. In completing the settlement of the defined benefit plan and the transferring of assets and obligations to a defined contribution plan, the shortfall, if any, between the then fair value of plan assets and the final settlement amount of plan obligations will be charged against earnings. However, management does not believe the net impact of the termination of Omega's defined benefit plan will have a material effect on Omega's financial position or results of operations.

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


                  OMEGA FINANCIAL CORPORATION AND SUBSIDIARIES





Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS



1.   Comparison of the Nine and Three Months Ended September 30, 1995 and 1994

                         Operations
                         ----------

     A.   Nine months ended September 30, 1995 and 1994

     For the first nine months of 1995, income before taxes increased by $1,378,000, or 10.3%, compared to the same period in 1994. A $1,706,000, or
     5.6% increase in the corporation's income from credit activities was a significant factor in this achievement.

     Other income in total remained at the same level, while total other expense increased by $325,000, or 1.4%.

     The tax provision for the first nine months of 1995 increased by $743,000, or 20.8% when compared to the first nine months of 1994. The effective tax rate rose to 29.3% in 1995 from 26.7% in 1994, as a consequence of a continued reduction in tax-exempt income resulting from a smaller percentage of tax-exempt investments to total assets in 1995 than in 1994. Additionally, Omega's federal tax rate has risen to 35% in 1995, as compared to 34% in 1994.

     B.   Three months ended September 30, 1995 and 1994

     The third quarter's income before income taxes increased $362,000, or 7.3%, when compared to the same period in 1994. A $772,000 increase in income from credit activities contributed substantially to the increase, while increases in non-interest expense related categories partially offset this improvement.

     Other income decreased $41,000 while other expense increased $369,000, for a decreased net contribution of $410,000.

     After the income tax provision (which increased by $196,000, or 14.7% compared to the same period in 1994) was deducted from earnings, net income showed an improvement of $166,000, or 4.6%, over the third quarter of 1994. The effective tax rate for the third quarter of 1995 increased to 28.9% from 27.1% in the third quarter of 1994 as levels of tax exempt investments have fallen slightly, and Omega's federal tax rate has increased.

     Following are selected key ratios for the period:


                                          Three Months Ended  Nine Months Ended
                                              September 30        September 30
                                             ---------------     --------------

                                             1995      1994      1995     1994
                                             -----     -----     -----    -----

     Return on average assets (annualized)    1.54%     1.53%     1.47%    1.39%
     Return on average equity (annualized)   12.58     13.02     11.94     12.15
     Dividend payout ratio (common)          28.91     28.27     30.38     29.81
     Average equity to average assets        12.25     11.71     12.32     11.47




                    Net Interest Income
                    -------------------


     A.   Nine months ended September 30, 1995 and 1994

     Omega's net interest income for the first nine months of 1995 improved by $1,689,000, or 5.5%. While the purchase of Montour Bank during the third quarter added $8,214,000 in average earning assets, Omega's total increase in average earning assets was only $7,816,000. Average loan volumes increased by $34,530,000 as compared to 1994. The Montour acquisition provided $7,977,000 of the loan increase, while maturities of Omega's investment and money market securities funded the difference. The shift of almost $27 million from lower yielding investments to higher-yielding loan products combined with a higher prime rate contributed significantly to the increase of 74 basis points in yield on earning assets.

     Although the Montour acquisition increased average interest bearing deposits by $7,362,000, total interest bearing deposits have averaged $700,275,000 in 1995 or $6,000,000 less than in 1994. Other funding sources were increased on average by $13,816,000. Total cost of funding sources was 3.18%, 53 basis points higher than 1994. The result is a net interest spread of 4.88% through September of 1995, improved by 21 basis points from the same period in 1994, when the spread was 4.67%. On a fully tax equivalent basis, the net interest margin was 5.06% through September of 1995 as compared to 4.88% in 1994. Of the $1,689,000 increase in net interest income, $646,000 is a result of volume changes and $1,042,000 is a result of rate differences.

     B.   Three months ended September 30, 1995 and 1994

     Average earning assets have increased by $31,284,000 in the third quarter of 1995, as compared to the third quarter of 1994 ($28,217,000 as a result of the Montour acquisition), with a very significant increase in loan volumes of $61,504,000 ($23,932,000 from Montour).

     Since total average deposits increased by only $18,908,000, with Montour contributing $22,958,000, other sources of funding were needed to support the earning asset growth. Both short and long-term borrowed funds were increased in the third quarter.

     The third quarter net interest spread increased to 4.95% in 1995, a 19 basis point increase as compared to the third quarter of 1994. On a fully tax equivalent basis, the margin increased to 5.13% as compared to 4.96% in 1994.

     Following are key net interest margin ratios (annualized):


                                     Three Months Ended    Nine Months Ended
                                       September 30,         September 30,

                                      1995       1994       1995       1994

Yield on average earning assets     8.24%       7.41%      8.06%      7.32%
Yield to fund earning assets        3.29        2.65       3.18       2.65
Net interest spread                 4.95        4.76       4.88       4.67
Net interest margin - tax           5.13        4.96       5.06       4.88
equivalent


     At September 30, 1995, Omega had $436,395,000 of earning assets scheduled to reprice over the next twelve months as compared to $431,371,000 in interest bearing liabilities. This means that if rates rose by 100 basis points on October 1, Omega's net interest income over a one year period would increase by $1,255,000, or 2.65%, assuming that the volumes do not grow and the mix of the balance sheet does not change. Conversely, a reduction in rates would have a negative impact of a similar magnitude.


                  Other Income and Expense
                  ------------------------


     A.   Nine months ended September 30, 1995 and 1994

     Other income decreased by $3,000 for the first nine months of 1995 when compared to the same period last year. Although service fees increased by only $39,000, or 1.1% over 1994, the service fees for 1994 included a one time $211,000 gain on sale of real estate owned. Trust fees also increased in 1995, showing a $242,000, or 15.9% increase over 1994 due to a higher number of estate settlements. Offsetting these increases was a reduction of net investment security gains of $285,000.

     As a percentage of average assets, other income, net of security gains and losses, annualized was .78% for the first nine months of 1995 as compared to .75% in 1994.

     Other expenses were $325,000, or 1.4% higher for the first nine months of 1995 than for the same period in 1994. Salaries and employee benefits were increased by only 2.3% while equipment and data processing service expenses were reduced by a total of $259,000, or 9.7%. These results were achieved through an effort to minimize these types of costs through bundled fees, streamlined operations, and consolidation of functions since the merger with Penn Central Bancorp in the first quarter of 1994 which nearly doubled Omega's asset size. Expense for FDIC premiums dropped significantly as a result of a one-time $525,000 refund in September. This refund from the FDIC represented Omega's portion of the excess in the fund since April 1995. Going forward, Omega expects to continue to see reduced FDIC insurance premiums, as the base rate has been dropped from 23 cents per thousand dollars of deposits to 4 cents. Net occupancy expense has increased by $270,000, or 17.1%, primarily due to increased depreciation expense in the third quarter. Other non-interest expense was increased by $583,000. Of this increase, $117,000 was due to increased amortization, $109,000 was due to acquisition-related expenses at Montour Bank, and $145,000 due to increased marketing and advertising expenses.

     As a percentage of average assets, annualized expenses for the nine month period ending September 30, 1995 was 3.30% as compared to 3.28% for the same period in 1994.

     B.   Three months ended September 30, 1995 and 1994

     Other income decreased $41,000, or 2.1% for the third quarter of 1995 as compared to the same period in 1994. Service fee income in 1995 outpaced that in 1994 by $62,000, or 5.0%, while trust fee income increased by $57,000, or 10.8%. Net gains from the sale of investment securities dropped by $165,000 in 1995.

     As a percentage of average assets, other income net of security gains and losses annualized was .78% for the third quarter of 1995 as compared to .76% in 1994.

     Other expenses were $369,000, or 4.9% higher for the third quarter of 1995 than for the same period in 1994. Salaries and employee benefits were $98,000, or 2.5% higher in 1995 as in 1994. Net occupancy expense has increased by 50.8%, while equipment and data processing expense remained about the same. As a result of the $525,000 refund from the FDIC, FDIC insurance premium expense for the quarter is $509,000 less than last year. Additional amortization, and the acquisition of Montour Bank contributed heavily to the $533,000, or 29.5% increase in other expenses.

     As a percentage of average assets, annualized expenses for the quarter ended September 30, 1995 were 3.25% and for the same period in 1994 were 3.20%.


2.   Investment Securities

     Management of the investment portfolio entails evaluation and realignment of the size and mix of the portfolio in order to balance various characteristics of the balance sheet, including asset quality, liquidity, yield relationships, maturity and tax planning. The following schedule describes characteristics of the investment portfolio as of September 30, 1995 and December 31, 1994 (in thousands).

                                Securities Classified as Available for Sale

                                             Gross        Gross    Estimated
                               Amortized   Unrealized  Unrealized    Market
 September 30, 1995               Cost       Gains       Losses      Value

U.S. Treasury securities
and obligations of other U.S.
Government agencies and            $21,082         $58       $(18)    $21,122
corporations
Obligations of state and               124           -        (22)        102
political subdivisions
Equity securities                    3,818       2,668        (69)      6,417

Total                              $25,024      $2,726      $(109)    $27,641



                                 Securities Classified as Held to Maturity

                                             Gross        Gross    Estimated
                               Amortized   Unrealized  Unrealized    Market
 September 30, 1995               Cost       Gains       Losses      Value

U.S. Treasury securities
and obligations of other U.S.
Government agencies and            $62,556        $131      $(760)    $61,927
corporations
Obligations of state and            47,760         317       (514)     47,562
political subdivisions
Corporate securities                24,795          71       (266)     24,601
Mortgage backed securities          48,145         216       (511)     47,850
Equity securities                    4,107           -           -      4,107
(non-marketable)

Total                             $187,363        $735    $(2,051)   $186,047



                                Securities Classified as Available for Sale

                                             Gross       Gross     Estimated
                               Amortized  Unrealized   Unrealized    Market
 December 31, 1994               Cost        Gains       Losses      Value

U.S. Treasury securities and
obligations of other U.S.
  Government agencies and         $19,314      $    -      $(326)      $18,988
corporations
Obligations of state and              269           -        (52)          217
political subdivisions
Equity securities                   4,150       2,333        (78)        6,405

Total                             $23,733      $2,333      $(456)      $25,610



                                 Securities Classified as Held to Maturity

                                             Gross       Gross     Estimated
                               Amortized  Unrealized   Unrealized    Market
 December 31, 1994               Cost        Gains       Losses      Value

U.S. Treasury securities and
obligations of other U.S.
  Government agencies and         $79,736         $25    $(3,297)      $76,464
corporations
Obligations of state and           54,788         287     (1,404)       53,671
political subdivisions
Corporate securities               34,138          29     (1,181)       32,986
Mortgage backed securities         29,503           9     (1,573)       27,939
Equity securities (non-             4,047                                4,047
marketable)

Total                            $202,212        $350    $(7,455)     $195,107




     Total investment securities as a percentage of total assets at September 30, 1995 and December 31, 1994 were 21.7% and 24.2%, respectively. Securities maturing or repriceable in one year or less comprised 33.9% of the total investment securities of $215,004,000 as of September 30, 1995, as compared to 37.9% of total investment securities of $227,822,000 as of December 31, 1994. There was $35,000 in investments in instruments of foreign countries on September 30, 1995.

3.   Interest Bearing Deposits with Other Financial Institutions

     As of September 30, 1995, Omega had $853,000 in interest bearing deposits
     with other financial institutions.   There were no investments in
     instruments issued by U.S. branches of banks of foreign countries or deposits in banks of foreign countries included in the September 30, 1995 balance.

4.   Loans

     Net loans for the first nine months increased 9.0% to $694,001,000. Of the $57,125,000 increase, $35,602,000 was added as a result of the Montour Bank acquisition. The remaining increase in volumes is a continuation of the loan demand experienced in the latter part of 1994, particularly in the commercial loan category. Additionally, Omega is now originating long term fixed rate mortgage loans to maintain internally rather than selling them in the secondary market.


     Changes in the allowance for loan losses for the nine months ended September 30, 1995 and 1994 were as follows (in thousands):


                                       1995         1994
                                    --------     --------

     Balance at January 1............$11,057     $11,168
     Addition of Montour Bank........    416          --

     Charge-offs.....................   (573)       (675)
     Recoveries......................    237         231
                                      --------     -------

         Net charge-offs.............   (336)       (444)

     Provision for loan losses.......    457         474
                                      --------     -------


     Balance at September 30......... $11,594      $11,198
                                      ========     ========

     The allowance for loan losses is considered adequate by management to cover possible uncollectible loans. Management is also of the opinion that the level of loan loss provision is adequate to maintain the allowance at an acceptable level. The allowance for loan losses at September 30, 1995 and 1994 represented 1.64% and 1.77%, respectively, of the total loans outstanding, net of unearned interest.



                                Non-performing Loans
                                --------------------

                                   (In thousands)
                                                     September 30, December 31,
                                                           1995        1994
                                                       ------------   ----------

     Non-accrual loans................................    $1,642       $1,596
     Accruing loans past due 90 days or more..........     2,013        1,317
     Restructured loans...............................       - -           44
                                                       ------------   ----------

     Total non-performing loans.......................    $3,655       $2,957
                                                       ============   =========

     Non-performing loans as percent of allowance.....     31.5%         26.7%

5.   Deposits and Other Sources of Funds

     Deposits provide the primary source of funding for loans and investment securities. During the nine month period ended September 30, 1995, total deposits increased by $44,393,000 or 5.5%, with interest bearing funds increasing $47.2 million and non-interest bearing deposits decreasing by $2.8 million. The acquisition of Montour Bank was responsible for $32.9 million of the interest bearing deposit growth, and added $1.1 million in non-interest bearing deposits.

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

                                                              Minimum
                                   September 30,December 31, Regulatory
     Omega Financial Corp.              1995        1994    Requirements
     ---------------------              ----        ----    ------------

       Risk based capital ratios:
          Tier 1 ...................   17.16%      17.55%        4.00%
          Total capital ............   18.41       18.80         8.00
         Leverage ratio.............   11.88       11.76         3.00
     Omega Bank, N.A.
     ----------------

       Risk based capital ratios:
          Tier 1 ...................   16.04%      15.65%        4.00%
          Total capital ............   17.29       16.90         8.00
         Leverage ratio.............   11.07       10.71         3.00
     Hollidaysburg Trust Company
     ---------------------------

       Risk based capital ratios:
          Tier 1 ...................   14.69%      14.55%        4.00%
          Total capital ............   15.95       15.80         8.00
         Leverage ratio.............   10.66       10.12         3.00
     Penn Central National Bank
     --------------------------

         Risk based capital ratios:
          Tier 1 ...................   19.06%      19.48%        4.00%
          Total capital ............   20.33       20.73         8.00
         Leverage ratio.............   11.50       11.37         3.00
     Montour Bank
     ------------

       Risk based capital ratios:
          Tier 1 ...................   14.29%       -            4.00%
          Total capital ............   15.44        -            8.00
         Leverage ratio.............   12.45        -            3.00


     Pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), the FDIC has issued a rule which sets the capital level for each of the five capital categories established in FDICIA. As required by FDICIA, the regulations specify the levels at which an insured institution would be considered "well capitalized", "adequately capitalized", "undercapitalized", "significantly undercapitalized", or critically undercapitalized". At September 30, 1995, Omega and each of its banking subsidiaries met the regulatory definition of a "well capitalized" financial institution, i.e., a leverage ratio exceeding 5%, and Tier 1 capital exceeding 6%, and total capital exceeding 10%.




PART II.  Other Information

Item 1.   Legal Proceedings
     None

Item 2.   Changes in Securities
     None

Item 3.   Defaults upon Senior Debt
     None

Item 4.   Submission of Matters to a Vote of Security Holders
     None

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