Form 10-K405
period 1995-12-31
OMEGA FINANCIAL CORP /PA/
filed 1996-03-28
CIK 705671

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)

   (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                    For the Fiscal Year ended December 31, 1995

                                         or

   (  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
            SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                 For the transition period from __________________ to

                           Commission File No. 0-13599

                           Omega Financial Corporation
                           ---------------------------
             (Exact name of registrant as specified in its charter)


            Pennsylvania                               25-1420888
            ------------                               ----------
  (State or other jurisdiction of         (IRS Employer Identification Number)
   incorporation or organization)


          366 Walker Drive
          State College, PA                               16801
          -----------------                               -----
(Address of principal executive offices)               (Zip Code)


Registrant's telephone number, including area code:  (814)  231-7680
                                                     ---------------

Securities registered pursuant to Section 12(b) of the Act:  None
                                                            ------
Securities registered pursuant to Section 12(g) of the Act:


    Common Stock, par value $5.00                       6,027,004
    -----------------------------             -----------------------------
          (Title of Class)                    (Number of shares outstanding
                                                  as of March 1, 1996)

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes X    No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 1, 1996 was $185,807,449. (1)

                       DOCUMENTS INCORPORATED BY REFERENCE

  (Specific sections incorporated are identified under applicable items herein)


     Certain portions of the Company's Annual Report to Shareholders for the year ended December 31, 1995 are incorporated by reference in Parts II and IV of this Report.

     With the exception of the information incorporated by reference in Parts II and IV of this Report, the Company's Annual Report to Shareholders for the year ended December 31, 1995 is not to be deemed "filed" with the Securities and Exchange Commission for any purpose.

     Certain portions of the Company's Proxy Statement to be filed in connection with its 1996 Annual Meeting of Shareholders are incorporated by reference in
Part III of this Report.

     Other documents incorporated by reference are listed in the Exhibit Index.


--------------------------------
(1) The aggregate dollar amount of the voting stock set forth equals the number of shares of the Company's Common Stock outstanding, reduced by the amount of Common Stock held by officers, directors, shareholders owning in excess of 10% of the Company's Common Stock and the Company's employee benefit plans multiplied by the last reported sale price for the Company's Common Stock on March 1, 1996. The information provided shall in no way be construed as an admission that any officer, director or 10% shareholder in the Company may be deemed an affiliate of the Company or that he is the beneficial owner of the shares reported as being held by him, and any such inference is hereby disclaimed. The information provided herein is included solely for record keeping purposes of the Securities and Exchange Commission.

                                     PART I


Item 1:    Business


GENERAL

     Omega Financial Corporation ("Omega" or the "Company") is a Pennsylvania business corporation which is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended. Omega was formed, effective December 31, 1986, as a result of the merger of Heritage Financial Services Corporation ("Heritage") into Peoples National Bancorp, Inc. ("Peoples") and the change of Peoples' name to Omega.

     Peoples was incorporated on June 24, 1982 and became an active bank holding company on December 7, 1982 through the acquisition of all of the outstanding shares of Peoples National Bank of Central Pennsylvania ("Peoples Bank"). Heritage was incorporated on June 21, 1982 and became an active bank holding company on December 31, 1982 through the acquisition of all of the outstanding shares of The Russell National Bank ("Russell Bank"). As a result of the merger of Heritage into Peoples, Omega became the holding company for both Peoples Bank and Russell Bank. On January 28, 1994, Penn Central Bancorp, Inc. ("Penn Central"), a bank holding company, merged into Omega. As a result of the merger of Penn Central into Omega, Omega became the holding company for Penn Central's five wholly-owned subsidiaries: Penn Central National Bank ("Penn Central Bank"), Hollidaysburg Trust Company ("Hollidaysburg"), the First National Bank of Saxton ("Saxton Bank"), Penn Central Bancorp Life Insurance Company and Penn Central Bancorp Investment Company. On February 18, 1995, Peoples Bank and Russell Bank merged to form Omega Bank N.A. ("Omega Bank") and on March 18, 1995, Saxton Bank merged into Penn Central Bank. On August 1, 1995, Omega acquired all of the outstanding shares of Montour Bank ("Montour"). Unless the context otherwise requires, the "Company" refers to Omega Financial Corporation and its consolidated subsidiaries and the "Banks" refers to the Company's banking subsidiaries.

BANKING SERVICES

     The Banks currently provide retail and commercial banking services through 41 offices in Central Pennsylvania. Omega Bank operates 24 full service banking offices in Centre, Clinton, Mifflin, and Juniata counties. Penn Central Bank operates six full service banking offices in Huntingdon and Bedford counties, and Hollidaysburg operates nine full service banking offices in Blair County. Montour has one full service banking office in Montour County.

     The Banks provide a full range of banking services including an automatic teller machine network, checking accounts, NOW accounts, savings accounts, money market certificates, investment certificates, fixed rate certificates of deposit, club accounts, secured and unsecured commercial and consumer loans, construction and mortgage loans, safe deposit facilities, credit loans with overdraft checking protection and student loans. The Banks also provide a variety of trust services.

     As of December 31, 1995, the Banks operated an aggregate of 37 automated teller machines (ATMs) at various locations. The Banks are members of the Money Access Center ("MAC") System and the "Plus System." The MAC System operates throughout Pennsylvania and the "Plus System" operates nationwide.

     The Banks have a relatively stable deposit base with no major seasonal depositor or group of depositors. Most of their commercial customers are small and midsized businesses in Central Pennsylvania.

OTHER ACTIVITIES

     On January 22, 1986, the Company formed Central Pennsylvania Life Insurance Co., an Arizona corporation, for the purpose of underwriting credit life insurance for the Company's bank subsidiaries.

     On December 26, 1985, the Company formed Central Pennsylvania Investment Co., a Delaware corporation, for the purpose of holding and managing certain investments of the Company.

     On January 14, 1988, the Company formed Central Pennsylvania Leasing, Inc., a Pennsylvania corporation, for the purpose of leasing activities. As of December 31, 1995, no activity had transpired.

     On January 14, 1988, the Company formed Central Pennsylvania Real Estate, Inc. for the purpose of engaging in real estate transactions for the Company. As of December 31, 1995, no activity had transpired.

     As a result of the merger of Penn Central into Omega on January 28, 1994, the Company also acquired Penn Central Bancorp Life Insurance Company and Penn Central Bancorp Investment Company.

     Penn Central Bancorp Life Insurance Company was incorporated on December 13, 1985 under the laws of the State of Arizona and was authorized to underwrite credit life and disability insurance on credit obligations granted by the Banks. On December 31, 1994, Penn Central Bancorp Life Insurance Company was liquidated, with all existing business being transferred to Central Pennsylvania Life Insurance Company.

     Penn Central Bancorp Investment Company was incorporated on July 24, 1986 under the laws of the State of Delaware for the purpose of acquiring high quality debt and equity investments. On August 4, 1994, Penn Central Bancorp Investment Company was merged into Central Pennsylvania Investment Company.

COMPETITION

     The Banks service areas are characterized by intense competition for banking business among commercial banks, savings and loan associations, mutual savings banks and other financial institutions. The Banks actively compete with such banks and institutions for local retail and commercial accounts. The Banks also are subject to competition from other banks and financial institutions in Central Pennsylvania, as well as other financial institutions outside their service areas, for certain types of banking business. Many competitors have substantially greater financial resources and larger branch systems than those of the Banks.

     In commercial transactions, the Banks' respective legal lending limits to a single borrower (approximately $7,770,000 for Omega Bank, $3,066,000 for Penn Central Bank, $3,399,000 for Hollidaysburg Trust Company and $678,000 for Montour Bank, as of December 31, 1995) enable them to compete effectively for the business of small and midsized businesses. However, this legal lending limit is considerably lower than that of various competing institutions and thus may act as a constraint on each Bank's effectiveness in competing for financings in excess of the limit.

     In consumer transactions, the Banks believe that they are able to compete on a substantially equal basis with larger financial institutions because they offer competitive interest rates on savings and time accounts and loans.

     In competing with other banks, savings and loan associations and other financial institutions, the Banks seek to provide personalized services through management's knowledge and awareness of their service areas, customers and borrowers. In management's opinion, larger institutions often do not provide sufficient attention to the retail depositors and the relatively small commercial borrowers that comprise the Banks' customer base.

     Other competitors, including credit unions, consumer finance companies, factors, insurance companies, and money market mutual funds, compete with certain lending and deposit gathering services offered by the Banks. The Banks also compete with insurance companies, investment counseling firms, mutual funds and other business firms and individuals in corporate and trust investment management services.

SUPERVISION AND REGULATION

     The Company. The Company is registered as a "bank holding company" under the Bank Holding Company Act of 1956, as amended (the "BHC Act"), and is therefore subject to regulation by the Board of Governors of the Federal Reserve System (the "FRB").

     Under the BHC Act, the Company is required to secure the prior approval of the FRB before it can merge or consolidate with any other bank holding company or acquire all or substantially all of the assets of any bank that is not already majority owned by it or acquire direct or indirect ownership, or control of, any voting shares of any bank that is not already majority owned by it, if after such acquisition it would directly or indirectly own or control more than 5% of the voting shares of such bank.

     The Company is generally prohibited under the BHC Act from engaging in, or acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company engaged in, nonbanking activities unless the FRB, by order or regulation, has found such activities to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. In making such determination, the FRB considers whether the performance of these activities by a bank holding company can reasonably be expected to produce benefits to the public which outweigh the possible adverse effects. The FRB has by regulation determined that certain activities are closely related to banking within the meaning of the BHC Act. These activities include, among others, operating a mortgage, finance, credit card or factoring company; performing certain data processing operations; providing investment and financial advice; acting as an insurance agent for certain types of credit-related insurance; leasing personal property on a full-payout, non-operating basis; and certain stock brokerage and investment advisory services.

     Under the policy of the FRB with respect to bank holding company operations, a bank holding company is deemed to serve as a source of financial strength to its subsidiary depository institutions and to commit resources to support such institutions in circumstances where it might not do so absent such policy. Under the Federal Deposit Insurance Corporation Improvement Act of 1991 (the "1991 Act"), a bank holding company is required to guarantee that any "undercapitalized" (as such term is defined in the statute) insured depository institution subsidiary will comply with the terms of any capital restoration plan filed by such subsidiary with its appropriate federal banking agency to the lesser of (I) an amount equal to 5% of the institution's total assets at the time the institution became undercapitalized, or (ii) the amount which is necessary (or would have been necessary) to bring the institution into compliance with all capital standards as of the time the institution failed to comply with such capital restoration plan.

     Under the BHC Act, the Company is required to file periodic reports and other information of its operations with, and is subject to examination by, the FRB.

     The Company is under the jurisdiction of the Securities and Exchange Commission and various state securities commissions for matters relating to the offer and sale of its securities and is subject to the Securities and Exchange Commission's rules and regulations relating to periodic reporting, reporting to shareholders, proxy solicitation and insider trading.

     The Company, as an affiliate of the Banks within the meaning of the Federal Reserve Act, is subject to certain restrictions under the Federal Reserve Act regarding extension of credit to it by any of the Banks and the use of the stock or other securities of the Company as collateral for loans by the Banks to any borrower. Further, under the Federal Reserve Act and the FRB regulations, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with an extension of credit or provision of credit or provision of any property or services. These so called "anti-tie-in provisions" generally provide that a bank may not extend credit, lease or sell property or furnish any service or fix or vary the consideration for any of the foregoing to, or obtain the same from, a customer on the condition or requirement that the customer provide some additional credit, property or service to the bank, to the bank's holding company or to any other subsidiary of the bank's holding company, or on the condition or requirement that the customer not obtain other credit, property or services from a competitor of the bank, the bank's holding company or any subsidiary of the bank's holding company.

     Omega Bank and Penn Central Bank. Omega Bank and Penn Central Bank, as national banks, are subject to the National Bank Act. Such banks are also subject to the supervision of, and are regularly examined by, the Office of the Comptroller of the Currency (the "OCC") and are required to furnish quarterly reports to the OCC. The approval of the OCC is required for the establishment of additional branch offices by any national bank, subject to applicable state law restrictions. Under current Pennsylvania law, banking institutions, such as these banking subsidiaries, may establish branches within any county in Pennsylvania, subject to the prior approval of the OCC.

     Omega Bank and Penn Central Bank are members of the Federal Deposit Insurance Corporation (the "FDIC") and members of the Federal Reserve System and, therefore, are subject to additional regulation by these agencies. Some of the aspects of the lending and deposit business of these banks which are regulated by these agencies include personal lending, mortgage lending and reserve requirements. The operations of these banking subsidiaries are also subject to numerous Federal, state and local laws and regulations which set forth specific restrictions and procedural requirements with respect to the extension of credit, credit practices, the disclosure of credit terms and discrimination in credit transactions. The deposits of the Banks are insured by the Bank Insurance Funds ("BIF") of the FDIC.

     Hollidaysburg Trust Company. Hollidaysburg Trust Company is a state chartered non-member banking institution subject to regulation by the Pennsylvania Department of Banking. As an insured bank under the Federal Deposit Insurance Act, Hollidaysburg is also regulated by the FDIC. Some of the aspects of the lending and deposit business of Hollidaysburg which are regulated include consumer lending, mortgage lending, interest rates, both as they relate to lending and interest paid on deposits, and reserve requirements. Representatives of the Pennsylvania Department of Banking and the FDIC regularly conduct examinations of Hollidaysburg's affairs and records, and Hollidaysburg must furnish quarterly reports to the Pennsylvania Department of Banking and the FDIC.

     Montour Bank. Montour Bank was organized in 1989. It is a Pennsylvania-chartered banking institution and member of the Federal Reserve System. Its deposits are insured by the FDIC under the Bank Insurance Fund. The operations of Montour Bank are subject to federal and state statutes applicable to banks chartered under the banking laws of the Commonwealth of Pennsylvania, to members of the Federal Reserve System, and to banks, whose deposits are insured by the FDIC. Montour Bank's operations are also subject to regulations of the Pennsylvania Department of Banking, the FRB and the FDIC.


     The Banks are subject to certain limitations on the amount of cash dividends that they can pay. See Note 18 of Notes to the Company's Consolidated Financial Statements.

     Capital Regulation. The Company and the Banks are subject to risk-based capital standards by which all bank holding companies and banks are evaluated in terms of capital adequacy. These standards relate a banking company's capital to the risk profile of its assets. The risk-based capital standards require that bank holding companies and banks must have Tier 1 capital of at least 4% and total capital, including Tier 1 capital, equal to at least 8% of its total risk-adjusted assets. Tier 1 capital includes common stockholders' equity and qualifying perpetual preferred stock together with related surpluses and retained earnings. The remaining portion of this capital standard, known as Tier 2 capital, may be comprised of limited life preferred stock, qualifying subordinated debt instruments, and the reserves for possible loan losses.

     Additionally, banking organizations must maintain a minimum leverage ratio of 3% measured as the ratio of Tier 1 capital to adjusted average assets. This 3% leverage ratio is a minimum for the top-rated banking organizations without any supervisory, financial or operational weaknesses or deficiencies and other banking organizations are expected to maintain leverage capital ratios 100 to 200 basis points above the minimum depending on their financial condition.

     The table below provides a comparison of Omega's and each of the Bank's risk-based capital ratios and leverage ratio to the minimum regulatory requirements for the periods indicated:

                                                                    Minimum
                                      December 31,  December 31   Regulatory
                                          1995         1994      Requirements
                                      ------------  -----------  ------------

Omega
   Risk based capital ratios:
      Tier 1.........                    17.21%        17.55%        4.00%
      Total capital..                    18.47         18.80         8.00
   Leverage ratio....                    11.85         11.76         3.00
Omega Bank
   Risk based capital ratios:
      Tier 1.........                    16.48%        15.65%        4.00%
      Total capital..                    17.73         16.90         8.00
   Leverage ratio....                    11.38         10.71         3.00
Hollidaysburg Trust Company
   Risk based capital ratios:
      Tier 1.........                    14.98%        14.55%        4.00%
      Total capital..                    16.24         15.80         8.00
   Leverage ratio....                    10.58         10.12         3.00
Penn Central National Bank
   Risk based capital ratios:
      Tier 1.........                    19.02%        19.48%        4.00%
      Total capital..                    20.29         20.73         8.00
   Leverage ratio....                    11.74         11.37         3.00
Montour Bank
 Risk based capital ratios:
      Tier 1.........                     9.71%          N/A         4.00%
      Total capital..                    10.97           N/A         8.00
   Leverage ratio....                     7.93           N/A         3.00

     The 1991 Act, which became law in December, 1991, and required each federal banking agency, including the FRB and OCC, to revise its risk-based capital standards to ensure that those standards take adequate account of interest rate risk, concentration of credit risk and the risks of non-traditional activities, as well as reflect the actual performance and expected risk of loss on multi-family mortgages.

     The 1991 Banking Law provided the federal banking agencies with broad powers to take corrective action to resolve problems of insured depository institutions. The extent of these powers depends upon whether the institutions in question are "well capitalized," "adequately capitalized,"
"undercapitalized," "significantly undercapitalized," or "critically undercapitalized."

     The FDIC has issued a rule which sets the capital level for each of the five capital categories established in the 1991 Banking Law. Under the rule a bank is deemed to be "well capitalized" if the bank has a total risk-based capital ratio of 10% or greater, has a Tier 1 risk-based capital ratio of 6% or greater, has a leverage ratio of 5% or greater, and is not subject to any order of final capital directive by the FDIC to meet and maintain a specific capital level for any capital measure. A bank is deemed "adequately capitalized" if the bank has a total risk-based capital ratio of 8% or greater, a Tier-1 risk-based capital ratio of 4% or greater and a leverage capital ratio of 4% or greater (or 3% or greater for the most highly rated banks), and does not meet the definition of a "well capitalized" bank. A bank that has total risk-based capital, Tier-1 risk-based capital and leverage capital that is less than 8%, 4% and 4%, respectively, is deemed "undercapitalized." Under the regulation "significantly undercapitalized" banks are those with total risk-based capital, Tier-1 risk-based capital and leverage capital that is less than 5%, 3% and 3%, respectively. Finally, "critically undercapitalized" banks are defined as those banks which have a ratio of tangible equity to total assets that is equal to or less than 2%. A depository institution may be deemed to be in a capitalization category that is lower than is indicated by its actual capital position if it received an unsatisfactory examination rating.

     All of the bank regulatory agencies recently issued a final rule that amends their capital guidelines for interest rate risk and requires such agencies to consider in their evaluation of a bank's capital adequacy the exposure of a bank's capital and economic value to changes in interest rates. This final rule does not establish an explicit supervisory threshold. The agencies intend, at a subsequent date, to incorporate explicit minimum requirements for interest rate risk into their risk based capital standards and have proposed a supervisory model to be used together with bank internal models to gather data and hopefully propose at a later date explicit minimum requirements.

RECENT LEGISLATION

     On September 29, 1994, the President signed into law the "Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994" (the "Interstate Act"). Among other things, the Interstate Act permits bank holding companies to acquire banks in any state one year after enactment. Pennsylvania law was recently amended to authorize any out-of-state bank holding company to acquire control of any state or national bank located in Pennsylvania after it receives prior written approval from the Pennsylvania Department of Banking. Beginning June 1, 1997, a bank may merge with a bank in another state so long as both states have not opted out of interstate branching between the date of enactment of the Interstate Act and May 31, 1997. States may enact laws opting out of interstate branching before June 1, 1997, subject to certain conditions. States may also enact laws permitting interstate merger transactions before June 1, 1997 and host states may impose conditions on a branch resulting from an interstate merger transaction that occurs before June 1, 1997, if the conditions do not discriminate against out-of-state banks, are not preempted by Federal law and do not apply or require performance after May 31, 1997. Pennsylvania has recently enacted a law opting in immediately to interstate merger and interstate branching transactions. Interstate acquisitions and mergers would both be subject, in general, to certain concentration limits and state entry rules relating to the age of the bank.

     Under the Interstate Act, the Federal Deposit Insurance Act is amended to permit the responsible Federal regulatory agency to approve the acquisition of a branch of an insured bank by an out-of-state bank or bank holding company without the acquisition of the entire bank or the establishment of a "de novo" branch only if the law of the state in which the branch is located permits out-of-state banks to acquire a branch of a bank without acquiring the bank or permits out-of-state banks to establish "de-novo" branches. Pennsylvania recently passed such a law.

     On September 23, 1994, the President signed into law the "Riegle Community Development and Regulatory Improvement Act of 1994" (the "Development Act"). Among other things, the Development Act establishes a $382 million fund (the "Fund") to promote economic development and credit availability in underserved communities by providing financial and technical assistance to community development financial institutions ("CDFI's").

     CDFI's include banks, savings associations and bank holding companies which have a primary mission of promoting community development. Institutions receiving monies from the Fund will be required to provide matching funds dollar for dollar. Under the Fund, a CDFI may receive up to $5 million over a 3-year period, with affiliates in other states not presently served eligible to receive up to an additional $3.75 million over 3 years.

     One third of the Fund will be used to finance the Bank Enterprise Act, an existing (but previously unfunded) incentive program designed to encourage depository institutions to increase funding in distressed neighborhoods.

     In addition to the above, the Development Act contains provisions relating to, among others, small business capital formation, small business loan securitization, consumer protection for "reverse mortgages," paperwork reduction and reform of the national flood insurance program.

     The foregoing necessarily is a summary and general description of certain provisions of each of the Interstate Act and the Development Act and does not purport to be complete. Many of the provisions of each will be implemented through the adoption of regulations by the various Federal banking agencies. Moreover, many of the significant provisions of the legislation have not yet become effective. As of the date hereof, the Company is continuing to study the legislation and regulations relating to the legislation but cannot yet assess its impact on the Company.

NATIONAL MONETARY POLICY

     In addition to being affected by general economic conditions, the earnings and growth of the Banks and, therefore, the earnings and growth of the Company, are affected by the policies of regulatory authorities, including the OCC, the FRB and the FDIC. An important function of the FRB is to regulate the money supply and credit conditions. Among the instruments used to implement these objectives are open market operations in U.S. government securities, setting the discount rate and changes in reserve requirements against bank deposits. These instruments are used in varying combinations to influence overall growth and distribution of credit, bank loans, investments and deposits, and their use may also affect interest rates charged on loans or paid on deposits.

     The monetary policies and regulations of the FRB have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future. The affects of such policies upon the future businesses, earnings and growth of the Banks cannot be predicted.

EMPLOYEES

     As of December 31, 1995, the Company had a total of 461 full-time employees and 93 part-time employees.

INVESTMENT CONSIDERATIONS

     In analyzing whether to make or to continue an investment in the Company, investors should consider, among other factors, the following:

     Economic Conditions and Related Uncertainties. Commercial banking is affected, directly and indirectly, by local, domestic, and international economic and political conditions, and by governmental monetary and fiscal policies. Conditions such as inflation, recession, unemployment, volatile interest rates, tight money supply, real estate values, international conflicts and other factors beyond the Company's control may adversely affect the potential profitability of the Company. Any future rises in interest rates, while increasing the income yield on the Company's earnings assets, may adversely affect loan demand and the cost of funds and, consequently, the profitability of the Company. Any future decreases in interest rates may adversely affect the Company's profitability because such decreases may reduce the amounts which the Company may earn on its assets. Economic downturns could result in the delinquency of outstanding loans. Management does not expect any one particular factor to materially affect the Company's results of operations. However, continued downtrends in several areas, including real estate, construction and consumer spending, could have an adverse impact on the Company's ability to remain profitable.

     Effect of Interest Rates on the Banks and the Company. The operations of financial institutions such as the Company are dependent to a large degree on net interest income which is the difference between interest income from loans and investments and interest expense on deposits and borrowings. An institution's net interest income is significantly affected by market rates of interest which in turn are affected by prevailing economic conditions, by the fiscal and monetary policies of the federal government and by the policies of various regulatory agencies. At December 31, 1995, total interest earning assets maturing or repricing within one year exceeded total interest bearing liabilities maturing or repricing during the same time period by $14.299 million, representing a positive cumulative one year sensitivity ratio of 1.03. If interest rates fall, the Company would experience a decrease in net interest income. Like all financial institutions, the Company's balance sheet is affected by fluctuations in interest rates. Volatility in interest rates can also result in disintermediation, which is the flow of funds away from financial institutions into direct investments, such as US Government and corporate securities and other investment vehicles, including mutual funds, which, because of the absence of federal insurance premiums and reserve requirements, generally pay higher rates of return than financial institutions. See "Item 7: Management's Discussion of Financial Condition and Results of Operations."

     Federal and State Government Regulations. The operations of the Company and the Banks are heavily regulated and will be affected by present and future legislation and by the policies established from time to time by various federal and state regulatory authorities. In particular, the monetary policies of the Federal Reserve Board have had a significant effect on the operating results of banks in the past, and are expected to continue to do so in the future. Among the instruments of monetary policy used by the Federal Reserve Board to implement its objectives are changes in the discount rate charged on bank borrowings and changes in the reserve requirements on bank deposits. It is not possible to predict what changes, if any, will be made to the monetary polices of the Federal Reserve Board or to existing federal and state legislation or the effect that such changes may have on the future business and earnings prospects of the Company.

     During the past several years, significant legislative attention has been focused on the regulation and deregulation of the financial services industry. Non-bank financial institutions, such as securities brokerage firms, insurance companies and money market funds, have been permitted to engage in activities which compete directly with traditional bank business.

     Competition. The Company faces strong competition from other banks, savings institutions and other financial institutions which have branch offices or otherwise operate in the Company's market area, as well as many other companies now offering a range of financial services. Many of these competitors have substantially greater financial resources and larger branch systems than the Company. In addition, many of the Banks' competitors have higher legal lending limits than do the Banks. Particularly intense competition exists for sources of funds including savings and retail time deposits and for loans, deposits and other services that the Banks offer. See "Item 1: BUSINESS - Competition."

     Allowance for Loan Losses. The Company has established an allowance for loan losses which management believes to be adequate to offset potential loses on the Company's existing loans. However, there is no precise method of predicting loan losses. There can be no assurance that any future declines in real estate market conditions, general economic conditions or changes in regulatory policies will not require the Company to increase its allowance for loan loses.

     Dividends. While the Board of Directors expects to continue its policy of regular quarterly dividend payments, this dividend policy will be reviewed periodically in light of future earnings, regulatory restrictions and other considerations. No assurance can be given, therefore, that cash dividends on common stock will be paid in the future. See "Item 5: Market for the Registrant's Common Stock and Related Shareholder Matters."

     Market for Common Stock. Although the Company's Common Stock is listed on the NASDAQ National Market System, there has been only limited trading in the Common Stock. There can be no assurance that a regular and active market for the Common Stock will develop in the foreseeable future. See "Item 5: Market for the Registrant's Common Stock and Related Stockholder Matters." Investors in the shares of Common Stock must, therefore, be prepared to assume the risk of their investment for an indefinite period of time.

     "Anti-Takeover" and "Anti-Greenmail" Provisions and Management Implications. The Articles of the Company presently contain certain provisions which may be deemed to be "anti-takeover" and "anti-greenmail" in nature in that such provisions may deter, discourage or make more difficult the assumption of control of the Company by another corporation or person through a tender offer, merger, proxy contest or similar transaction or series of transactions. The overall effects of the "anti-takeover" and

"anti-greenmail" provisions may be to discourage, make more costly or more difficult, or prevent a future takeover offer, prevent shareholders from receiving a premium for their securities in a takeover offer, and enhance the possibility that a future bidder for control of the Company will be required to act through arm-length negotiation with the Company's Board of Directors. Copies of the Articles of the Company are on file with the Securities and Exchange Commission and the Pennsylvania Secretary of State.

     Stock Not an Insured Deposit. Investments in the shares of the Company's Common Stock are not deposits insured against loss by the FDIC or any other entity.

     Bespeaks Caution Doctrine. Investors should be aware that the United States Court of Appeals for the Third Circuit, in a case entitled In Re: Donald J. Trump Casino Securities Litigation - Taj Mahal Litigation (No. 92-5350, filed October 14, 1993), adopted a legal doctrine entitled the "Bespeaks Caution Doctrine" which may prevent holders of the Company's Common Stock from recovering from the Company based upon material misstatements and omissions contained in the annual Report on Form 10-K and the Company's other disclosure documents to the extent that this Form 10-K or such other documents contained cautionary statements to apprise investors of the risks of the Company's securities. The foregoing investment considerations may have the effect of bringing this Form 10-K, as well as other Company disclosure documents, within the purview of the Bespeaks Caution Doctrine.

Item 2:  Properties


     The Company's corporation headquarters are located at 366 Walker Drive, State College, Pennsylvania. This building is owned by the Company, subject to a mortgage in the original principal amount of $5,000,000 held by Mid-State Bank and Trust Co. The Company occupies the first two floors and a portion of the third floor of this building and is leasing office space on the third floor. In addition, the Banks operate branch offices and automated teller machines, indicated by (ATM), at the following locations which are owned by the Company.



     Omega Bank

          117 South Allen Street, State College, PA (Main Office) (ATM) 222 South Allen Street, State College, PA
          1480 East College Ave., State College, PA (ATM)
          137 North Allegheny Street, Bellefonte, PA (ATM)
          Fourth and Olive Streets, Snow Shoe, PA
          Main Street, Rebersburg, PA
          Main Street, Millheim, PA
          Main Street and Route 45, Boalsburg, PA (ATM)
          Routes 220 and 322, Port Matilda, PA (ATM)
          Main and Mill Streets, Loganton, PA
          1667 North Atherton Street, State College, PA (ATM)
          201 Mill Street, Milesburg, PA
          32 East Market St., Lewistown, PA (Main Office) (ATM)
          1250 West Fourth St., Lewistown, PA
          111 North Logan Blvd., Burnham, PA
          Main Street, Mifflin, PA
          On the Square, Thompsontown, PA
          10 Carriage House Lane, Reedsville, PA (ATM)
          East Main Street, Allensville, PA
          Route 522 North, Lewistown, PA (ATM only)

     Hollidaysburg Trust Company

          218 - 224 Allegheny Street, Hollidaysburg, PA (Main Office) 113 West Allegheny Street, Martinsburg, PA (ATM)

          201 High Street, Williamsburg, PA
          1567 East Pleasant Valley Boulevard, Altoona, PA
          430 East 25th Avenue, Altoona, PA (ATM)

     Penn Central National Bank

          431 Penn Street, Huntingdon, PA  (Main Office)
          18-20 East Shirley Street, Mount Union, PA
          Main Street, Alexandria, PA
          Route 26, James Creek, PA
          911 Church Street, Saxton, PA
          708 Main Street, Saxton, PA (ATM only)

     Montour Bank

          1519 Bloom Road, Danville, PA

     The Banks operate branch offices and ATMs at the following locations which are leased by the Company. The leases for these properties have expiration dates ranging from 1995 to 2030.

     Branches

          Westerly Parkway, State College, PA (ATM)
          1811 South Atherton Street, State College, PA (ATM) building owned, land leased.
          1667 North Atherton Street, State College, PA (ATM) building owned, land leased.
          Routes 45 and 144, Centre Hall, PA 366 East
          College Avenue, State
               College, PA (ATM)
          520 Third Avenue, Duncansville, PA (ATM)
          3014 Pleasant Valley Boulevard, Altoona, PA (ATM)
          300 Spring Plaza, Roaring Spring, PA (ATM)
          5812 Sixth Avenue, Altoona, PA (ATM)


     ATMs

          Weis Shopping Plaza, Mifflintown, PA Penn State University Campus, State College, PA (2)
          414 East College Avenue, State College, PA
          2844 West College Avenue, State College, PA
          110 1/2 Burrowes Street,  State College, PA
          Centre Community Hospital, 1800 East Park Avenue, State College, PA 116 W. College Ave., State College, PA
          135 S. Pugh Street, State College, PA
          I80 Exit 22 and Rt 144, Snow Shoe, PA
          Sheetz Store, 1671 East Pleasant Valley Boulevard, Altoona, PA Sheetz Store, 1100 Blair Street, Hollidaysburg, PA
          Martin General Store, Route 22, Alexandria, PA
          JC Blair Memorial Hospital, Warm Springs Avenue, Huntingdon, PA Ames Store, Route 22 Plaza, Huntingdon, PA
          Sheetz Store, 4th Street and Rt. 22, Huntingdon, PA
          Sheetz Store, Jefferson Street, Mount Union, PA
          Sheetz Store, 14th and Moore Streets, Huntingdon, PA
          Martin General Store, East First Street, Williamsburg, PA

Item 3:  Legal Proceedings


     The Company and the Banks are involved in various legal proceedings incidental to their business. Neither the Company, the Banks nor any of their properties is subject to any material legal proceedings, nor are any such proceedings known to be contemplated by any governmental authority.

Item 4:  Submission of Matters to a Vote of Security Holders


     None

Item 4.1:  Executive Officers of the Registrant

     Set forth below is certain information concerning the executive officers of the Company who are not also directors.

     On March 18, 1995, Omega's banking subsidiaries, Peoples National Bank of Central Pennsylvania ("Peoples Bank") and The Russell National Bank ("Russell Bank"), merged to form Omega Bank. Any reference below to service with Omega Bank includes service with Omega Bank's predecessors prior to such merger.

    Name               Age                           Position
    ----               ---                           --------

Daniel L. Warfel       49           Executive Vice President and Chief
                                    Financial Officer of the Company since
                                    1987; Senior Vice President and Chief
                                    Financial Officer of Heritage from 1983
                                    to 1986; Executive Vice President and
                                    Director of Omega Bank since 1983.

David N. Thiel         52           Senior Vice President and Secretary of
                                    the Company since 1987; Secretary of
                                    Peoples from 1982 to 1986; Vice
                                    President, Secretary and Cashier of Omega
                                    Bank since 1973.

JoAnn N. McMinn        43           Senior Vice President and Controller of
                                    the Company since 1988; Vice President
                                    and Controller of Omega Bank since 1976.

                                     PART II


Item 5: Market for the Registrant's Common Stock and Related Stockholder Matters

     Incorporated by reference from the section entitled "Common Stock Market Prices and Dividends" in the Company's Annual Report to Shareholders for the year ended December 31, 1995. As of March 1, 1996, the number of shareholders of the Company's common stock was 2,882.


Item 6:  Selected Financial Data

     Incorporated by reference from the section entitled "Selected Financial Data" in the Company's Annual Report to Shareholders for the year ended December 31, 1995.


Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations

     Incorporated by reference from the sections entitled "Management's Discussion and Analysis - Results of Operations" and " - Financial Condition" in the Company's Annual Report to Shareholders for the year ended December 31, 1995.


Item 8:  Financial Statements and Supplementary Data

     Incorporated by reference from the Company's Consolidated Financial Statements and the Notes to Consolidated Financial Statements thereto included in the Company's Annual Report to Shareholders for the year ended December 31, 1995.


Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None

                                    PART III


Item 10:  Directors and Executive Officers of the Registrant

     Incorporated by reference from the Company's Proxy Statement relating to the 1996 Annual Meeting of Shareholders to be filed pursuant to General Instruction G(3) to Form 10-K, except information concerning certain Executive Officers of the Company which is set forth in Item 4.1 hereof.


Item 11:  Executive Compensation

     Incorporated by reference from the Company's Proxy Statement relating to the 1996 Annual Meeting of Shareholders to be filed pursuant to General Instruction G(3) to Form 10-K.


Item 12:  Security Ownership of Certain Beneficial Owners and Management

     Incorporated by reference from the Company's Proxy Statement relating to the 1996 Annual Meeting of Shareholders to be filed pursuant to General Instruction G(3) to Form 10-K.


Item 13:  Certain Relationships and Related Transactions

     Incorporated by reference from the Company's Proxy Statement relating to the 1996 Annual Meeting of Shareholders to be filed pursuant to General Instruction G(3) to Form 10-K.

                                     PART IV

Item 14:  Exhibits, Financial Statement Schedules and Reports on Form 8-K

     (a) Documents filed as part of this report:

     (1) Financial Statements. The following consolidated financial statements and the notes thereto of the Company, which are included in the Company's Annual Report to Shareholders for the year ended December 31, 1995, and the report of independent public accountants which is also included in such Annual Report, are incorporated herein by reference into Item 8 of this Report:

     Consolidated Balance Sheets -
          December 31, 1995 and 1994

     Consolidated Statements of Income
          Years ended December 31, 1995, 1994 and 1993

     Consolidated Statements of Cash Flows
          Years ended December 31, 1995, 1994 and 1993

     Consolidated Statements of Shareholders' Equity -
          Years ended December 31, 1995, 1994 and 1993

     Notes to Consolidated Financial Statements

     Report of Independent Certified Public Accountants

     (2) Financial Statement Schedules. Financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Exhibits filed pursuant to Item 601 of Regulation S-K

      Number                                    Title
      ------                                    -----

        2.1             Agreement and Plan of Reorganization with Montour Bank.
                        The schedules to this Agreement are not filed as an exhibit pursuant to Regulation S-K, Item 601(b)(2); however, Omega will furnish copies of these schedules to the Commission upon its request.

        2.2             Agreement and Plan of Merger with Montour Bank

        3.1(1)          Amended and Restated Articles of Incorporation of
                        Omega

        3.2(6)          Articles of Amendment to the Amended and Restated
                           Articles of Incorporation.

        3.3(13)         Articles of Amendment to the Amended and Restated
                            Articles of Incorporation

        3.4(8)          Amended and Restated By-Laws of Omega, as amended.

        10.1            Intentionally Omitted

        10.2            Intentionally Omitted

      Number                                    Title
      ------                                    -----


       *10.3(7) Severance Agreement by and among David B. Lee, the Company, and Peoples Bank dated March 15, 1990.

       *10.4(7) Severance Agreement by and among Daniel L. Warfel and the Company dated December 18, 1990.

       *10.5(2)         Peoples (now Omega) Employee Stock Purchase Plan.

       *10.6(2)         Peoples (now Omega) Stock Option Plan (1986).

       *10.7(7)         Amendment No. 1 to Stock Option Plan (1986).

       *10.8(7)         Omega Amended and Restated Employee Stock Ownership
                        Plan.

       *10.8.1(7)       ESOP Trust Agreement

       *10.9(4)         Peoples (now Omega) Employee Retirement Plan.

       *10.10(4)        Second Amendment to Peoples (now Omega) Employee
                        Retirement Plan.

       *10.11(7)        TRA '86 Amendments to Peoples (now Omega) Employee
                        Retirement Plan.

       *10.12(5)        Form of Peoples Bank Executive Supplemental Income
                        Agreement.

       *10.13(1)        Form of Russell Bank Deferred Compensation Agreement
                        for Directors.

       *10.14(1)        Credit Agreement, dated December 6, 1985, between the
                        Company and Pittsburgh National Bank.

       *10.15(3)        Salary Continuation Agreement, dated January 15,
                        1985, between the Company and Charles H. Zendt, Jr.

       *10.16           Intentionally omitted.

       *10.17(4)        Omega Executive Incentive Compensation Plan.

       *10.18(8)        Omega Amended and Restated 401(k) Profit Sharing Plan.

       *10.19(10)       First Amendment to Amended and Restated 401(k) Profit
                        Sharing Plan.

        10.20(7) Purchase Agreement (with Exhibits) between Omega and Mid-State Bank & Trust Company ("Mid-State").

        10.21(7) Assignment of Promissory Note from Omega to Mid-State together with $5,000,000 Secured Promissory Note of Omega Financial Corporation Employee Stock Ownership Plan Trust ("ESOP Trust").

        10.22(7)        Pledge and Security Agreement between Omega and the
                        ESOP Trust.

        10.23(7)        Mortgage from Omega to Mid-State.

       *10.24(10)       Severance Agreement, as amended, with D. Stephen
                        Martz.

      Number                                    Title
      ------                                    -----

       *10.25(10)       Severance Agreement, as amended, with Robert T. Gentry

       *10.26(11)       1994 Stock Option Plan for Non-Employee Directors

       *10.27(13)       Hollidaysburg Trust Company Profit Sharing Plan

       *10.28(13)       Directors Deferred Compensation Agreements for
                        Peoples National Bank and Omega Financial Corporation

       *10.29           1996 Employee Stock Option Plan (filed herewith)

        13.1 Annual Report to Shareholders for the year ended December 31, 1995 (such reports, except for those portions expressly incorporated by reference in this Annual Report on Form 10-K, is furnished for the information of the Commission and is not to be deemed filed as part of this Report).

        21.1            Subsidiaries of the Registrant (filed herewith)

        23.1            Consent of Arthur Andersen L.L.P.

        23.2            Consent of Deloitte and Touche L.L.P.

        27.1            Financial Data Schedule

        (b) Reports on Form 8-K.

            None.

--------------------------------------
        * Indicates management contract or compensatory plan, contract or arrangement.

        (1) Incorporated by reference from Omega's (formerly Peoples') Annual Report on Form 10-K for the year ended December 31, 1986.
        (2) Incorporated by reference from Omega's (formerly Peoples' Registration Statement on Form S-4 (File No. 33-9045).
        (3) Incorporated by reference from Omega's Annual Report on Form 10-K for the year ended December 31, 1987.
        (4) Incorporated by reference from Omega's Annual Report on Form 10-K for the year ended December 31, 1988.
        (5) Incorporated by reference from Omega's Annual Report on Form 10-K for the year ended December 31, 1989.
        (6) Incorporated by reference from Omega's Quarterly Report on Form 10-Q for the period ended June 30, 1990.
        (7) Incorporated by reference from Omega's Annual Report on Form 10-K for the year ended December 31, 1990.
        (8) Incorporated by reference from Omega's Annual Report on Form 10-K for the year ended December 31, 1992.
        (9) Incorporated by reference from Omega's Registration Statement on Form S-4 (File No. 33-71070).
        (10)Incorporated by reference from Omega's Annual Report on Form 10-K for the year ended December 31, 1993.
        (11)Incorporated by reference from Omega's Registration Statement on Form S-8 (Registration No. 33-82214).

        (12)Incorporated by reference from Omega's Registration Statement on Form S-4 (Registration No. 33-91472).
        (13)Incorporated by reference from Omega's Annual Report on Form 10-K for the year ended December 31, 1994.

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    OMEGA FINANCIAL CORPORATION


                                    By: _______________________________________
                                        David B. Lee, Chairman of the Board and
                                         and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures                    Title                         Date
----------                    -----                         ----


______________________  Chairman of the Board, and              ________________
David B. Lee            Chief Executive Officer and
                        Director (Principal Executive)
                        Officer

______________________  President and Chief                     ________________
D. Stephen Martz        Operating Officer and Director


______________________  Executive Vice President -              ________________
Robert T. Gentry        Director


______________________  Executive Vice President and            ________________
Daniel L. Warfel        Chief Financial Officer (Principal
                        Financial Officer)

_______________________ Senior Vice President and Controller    ________________
JoAnn N. McMinn         (Principal Accounting Officer)


_______________________ Director                                ________________
Raymond F. Agostinelli


_______________________ Director                                ________________
Merle K. Evey


_______________________ Director                                ________________
Philip E. Gingerich



_______________________ Director                                ________________
David K. Goodman, Sr.

_______________________ Director                                ________________
William E. Henry


_______________________ Director                                ________________
George R. Lovette


_______________________ Director                                ________________
Don C. Meyer


_______________________ Director                                ________________
Robert N. Oliver


_______________________ Director                                ________________
James W. Powers, Sr.


_______________________ Director                                ________________
Stanton R. Sheetz


_______________________ Director                                ________________
Robert A. Szeyller


_______________________ Director                                ________________
Samuel D. Zeiders, Jr.