Form 10-Q
period 1996-03-31
OMEGA FINANCIAL CORP /PA/
filed 1996-05-15
CIK 705671

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON DC 20549

                                 FORM 10-Q
(Mark One)

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 1996

                                    or

[ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from                to
                                     --------------    --------------

                        Commission File No. 0-13599

        Omega Financial Corporation

       (Exact name of registrant as
         specified in its charter)
               Pennsylvania                             25-1420888

      (State or other jurisdiction or        (IRS Employer Identification No.)
      incorporation of organization)
             366 Walker Drive
        State College, Pennsylvania                        16801

      (Address of principal executive                   (Zip Code)
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

     The number of shares outstanding of each of the Registrant's classes of common stock as of May 1, 1996:
             Common Stock, $5.00 par value - 6,041,239 shares


PART I.Financial Information
Item 1.   Financial Statements


        OMEGA FINANCIAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED BALANCE SHEETS
              (In thousands, except share data)


                                                MARCH 31,    DECEMBER 31,
ASSETS                                             1996         1995

Cash and due from banks                          $40,203     $38,796

Interest bearing deposits with other banks         1,780         843
Federal funds sold                                11,250      12,460

Investment securities held to maturity
   (Market value:
   $96,191 and $98,207, respectively)             96,626      97,863
Investment securities available for sale         129,081     121,845

Total loans                                      707,581     706,640
  Less: Unearned discount                         (2,933)     (3,515)
            Allowance for loan losses            (11,867)    (11,668)

Net loans                                        692,781     691,457

Premises and equipment, net                       17,335      17,153
Other assets                                      15,594      14,423

TOTAL ASSETS                                  $1,004,650    $994,840



LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
  Non-interest bearing                          $112,055    $116,729
  Interest bearing                               741,744     733,453

Total deposits                                   853,799     850,182

Short-term borrowings                              2,851       1,545
Other liabilities                                 11,318       8,339
ESOP debt                                          4,335       4,373
Long-term debt                                     5,350       5,700
Other interest bearing liabilities                   522         530

TOTAL LIABILITIES                                878,175     870,669

Preferred stock, par value $5.00 per share:
  Authorized - 5,000,000 shares;
  Issued and outstanding -
    219,781 shares Series A Convertible            5,000       5,000
Unearned compensation related to ESOP debt        (4,335)     (4,373)
Common stock, par value $5.00 per share:
  Authorized - 25,000,000 shares;
  Issued -
    6,093,334 shares at March 31, 1996;
    6,048,966 shares at December 31, 1995
  Outstanding -
    6,040,834 shares at March 31, 1996;
    6,048,966 shares at December 31, 1995         30,467      30,245
Capital surplus                                    5,613       5,134
Retained earnings                                 89,423      86,778
Cost of common stock in treasury
    52,500 shares at March 31, 1996;
    26,000 shares at December 31, 1995            (1,695)       (822)
Net unrealized gain on securities available        2,002       2,209
for sale
TOTAL SHAREHOLDERS' EQUITY                       126,475     124,171

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY    $1,004,650    $994,840




     OMEGA FINANCIAL CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF INCOME
         (In thousands, except per share data)
                                              Three Months
                                                 Ended
                                                March 31,
                                             1996       1995

INTEREST INCOME:
Interest and fees on loans                $15,718     $14,060
Interest and dividends on investment        2,951       2,882
securities
Other interest income                         235          99

TOTAL INTEREST INCOME                      18,904      17,041

INTEREST EXPENSE:
Interest on deposits                        7,484       6,422
Interest on short-term borrowings              30         124
Interest on long-term debt and
  other interest bearing liabilities           80          12

TOTAL INTEREST EXPENSE                      7,594       6,558

NET INTEREST INCOME                        11,310      10,483
Provision for loan losses                     227         100

INCOME FROM CREDIT ACTIVITIES              11,083      10,383

OTHER INCOME:
Service fees                                1,278       1,207
Trust fees                                    670         493
Gain on sale of loans                           4
Investment securities gains and losses,
net:
  Investment securities held to maturity        -          (3)
  Investment securities available for         212          69
sale

TOTAL OTHER INCOME                          2,164       1,766

OTHER EXPENSE:
Salaries and employee benefits              4,148       3,980
Net occupancy expense                         568         560
Equipment expense                             482         434
Data processing service                       375         362
FDIC insurance premiums                         2         452
Other                                       2,222       1,955

TOTAL OTHER EXPENSE                         7,797       7,743

Income before taxes                         5,450       4,406
Income tax expense                          1,622       1,271

NET INCOME                                 $3,828      $3,135



NET INCOME PER COMMON SHARE:
   Primary                               $    .61    $    .51
   Fully diluted                         $    .59    $    .49
WEIGHTED AVERAGE SHARES AND EQUIVALENTS:
   Primary                              6,115,874   6,056,242
   Fully diluted                        6,346,644   6,287,012




           OMEGA FINANCIAL CORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (In thousands)
                                                          THREE MONTHS
                                                             ENDED
                                                           MARCH 31,

                                                         1996      1995

Cash flows from operating activities:
  Net income                                           $3,828     $3,135
  Adjustments to reconcile net income to
       net cash provided by operating activities:
    Depreciation and amortization                         684        680
    Provision for loan losses                             227        100
    Gain on sale of investment securities                (212)       (66)
    Gain on sale of fixed assets
       and other property owned                            (4)        (4)
    Gain on sale of loans                                  (4)        (3)
    Increase in tax asset                                 (98)       (63)
    Increase in interest receivable and other assets     (887)      (486)
    Increase in interest payable                        1,705         60
    Increase in taxes payable                           1,655      1,243
    Amortization of deferred net loan fees               (145)       (86)
    Deferral of net loan fees                             380        286
    Decrease in accounts payable
       and accrued expenses                            (1,529)      (446)

      Total adjustments                                 1,772      1,215

Net cash provided by operating activities               5,600      4,350

Cash flows from investing activities:
  Proceeds from the sale or maturity of:
    Interest bearing deposits with other banks            395      2,494
    Investment  securities available for sale          11,285        302
    Investment  securities held to maturity             9,203     15,747
  Purchase of:
    Interest bearing deposits with other banks         (1,332)      (457)
    Investment securities held to maturity             (7,961)       (98)
    Investment securities available for sale          (18,823)      (160)
  Increase in loans                                   (11,576)    (4,167)
  Gross proceeds from sale of loans                     9,794        531
  Capital expenditures                                   (820)      (495)
  Sale of fixed assets and other property owned            74         22
  Decrease (increase) in federal funds sold             1,210    (10,250)

Net cash provided by (used in) investing activities    (8,551)     3,469

Cash flows from financing activities:
  Increase (decrease) in deposits                       3,617       (946)
  Increase (decrease) in short-term borrowings, net     1,306    (11,399)
  Principal payment on long-term debt                    (350)      (350)
  Net change in other interest bearing liabilities         (8)        (9)
  Dividends paid                                          (99)    (1,116)
  Tax benefit from preferred stock dividend
     and stock option activity                             64         26
  Issuance of common stock                                701        415
  Acquisition of treasury stock                        (1,305)      (860)
  Proceeds from sale of treasury stock                    432

Net cash used in (provided by) financing activities     4,358    (14,239)


Net increase (decrease) in cash and due from banks     $1,407    $(6,420)


Cash and due from banks at beginning of period        $38,796    $42,151
Cash and due from banks at end of period               40,203     35,731

Net increase (decrease) in cash and due from banks     $1,407    $(6,420)




Interest paid                                          $5,889     $6,551
Income taxes paid                                           3         21





                  OMEGA FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



THREE MONTHS ENDED MARCH 31, 1996 AND 1995

A.   Basis of Presentation:

     The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments including normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1996, are not necessarily indicative of the results that may be experienced for the year ending December 31, 1996 or any other interim period. For further information, refer to the Consolidated Financial Statements and Footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

     The accompanying Consolidated Financial Statements include Omega Financial Corporation (Omega), a bank holding company, and the combined results of its wholly-owned banking and non-banking subsidiaries.

B.   Accounting Changes
     Accounting by Creditors for Impairment of a Loan - Statement of Financial Accounting Standards No. 114 as amended by SFAS No. 118

     Omega adopted SFAS114 "Accounting by Creditors for Impairment of a Loan", as amended by SFAS118, as of January 1, 1995. This statement addressees the accounting by creditors for impairment of certain loans. There was no material effect on the Corporation's financial condition or results of operation upon adoption of this pronouncement.


     Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of - Statement of Financial Accounting Standards No. 121


     Omega adopted SFAS 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", as of January 1, 1996. This statement establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. There was no material effect on the Corporation's financial condition or results of operation upon adoption of this pronouncement.


     Accounting for Mortgage Servicing Rights - Statement of Financial Accounting Standards No. 122


     Omega adopted SFAS 122 "Accounting for Mortgage Servicing Rights", as of January 1, 1996. This statement prescribes a single procedure for the capitalization of mortgage servicing rights acquired either through loan origination or through purchase transactions. There was no material effect on the Corporation's financial condition or results of operation upon adoption of this pronouncement.


     Accounting for Stock-Based Compensation - Statement of Financial Accounting Standards No. 123

     Omega adopted SFAS 123 "Accounting for Stock-Based Compensation", as of January 1, 1996. This statement establishes a fair value-based method of accounting for stock options. It requires the use of that method for transactions with non-employees and encourages its use for transactions with employees. The Corporation adopted this method of accounting for only its Director Stock Option Plan, which resulted in no material effect on Omega's financial condition or results of operation.


C.   Commitments and Contingent Liabilities:

     In the ordinary course of business, Omega and its subsidiaries make commitments to extend credit to their customers. At March 31, 1996 and December 31, 1995 standby letters of credit issued and outstanding amounted to $14,104,000 and $15,770,000, respectively. These letters of credit are not reflected in the accompanying financial statements. Management does not anticipate any significant losses as a result of these transactions.

     At March 31, 1996, the Corporation had $106,465,000 outstanding in unused lines of credit commitments extended to its customers. Of this amount, $27,283,000, or 25.6%, are commitments to consumers for home equity lines of credit and credit card limits. The remainder, $79,182,000, are commercial commitments.

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


                       Computations of Per Share Earnings
                    (In thousands, except per share amounts)
                                  (Unaudited)

                                             Three Months Ended
                                                 March 31,
                                              1996       1995

PRIMARY EARNINGS PER SHARE

Net income.............................      $3,828     $3,135
Dividend requirements for preferred
  stock, net of tax benefits...........         (74)       (72)

Net earnings applicable to common stock       3,754      3,063



Shares and equivalents outstanding:
Weighted average number of common
  shares outstanding...................       6,041      5,993
Common stock equivalents - options.....          75         63

Weighted average of common shares
  outstanding and equivalents..........       6,116      6,056



Primary earnings per common share......       $0.61      $0.51

FULLY DILUTED EARNINGS PER SHARE

Net income.............................      $3,828     $3,135
Additional cash contribution required to
  service debt on assumed conversion of
  preferred stock (tax effected).......         (45)       (63)

Net earnings applicable to common stock       3,783      3,072
Shares and equivalents outstanding:
Weighted average number of common
  shares outstanding...................       6,041      5,993
Common stock equivalents - options.....          75         63
Assumed conversion of preferred stock
  outstanding and equivalents..........         231        231

Weighted average of common shares
  outstanding and equivalents..........       6,347      6,287



Fully diluted earnings per common share       $0.59      $0.49


F.   Mergers and Acquisitions

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

     The transaction was accounted for under the purchase method. For each share of Montour, shareholders received, at their election and subject to certain adjustments, one-half share of Omega common stock or $12.00 in cash, or a combination of stock and cash, with 43.1% of the total outstanding shares being converted to cash. Warrant holders received $2.00 per warrant. Total consideration for the acquisition was $5,727,000 in the aggregate, with 123,957 shares of Omega stock issued and $2,442,000 paid in cash. Montour's assets at July 31, 1995 were $44,641,000.

G.   Defined Benefit Plan

     During 1994, management developed a plan to terminate its defined benefit plan and transfer the plan's assets and obligations at the settlement date to a defined contribution plan. In anticipation of the execution of management's plan, Omega froze the accrual of benefits under the Omega defined benefit plan effective April 15, 1994. The termination was approved by Omega's Board of Directors during 1995 and the Corporation is awaiting approval from the IRS and ERISA. During 1995, Omega purchased an annuity contract which effectively settled the Corporation's obligations to retired employees receiving benefit. Management expects to complete the termination of the combined defined benefit plan in 1996. In completing the remaining settlement of the defined benefit plan and the transferring of assets and obligations to a defined contribution plan, the shortfall, if any, between the then fair value of plan assets and the final settlement amount of plan obligations will be charged against earnings. However, management does not believe the net impact of the termination of Omega's defined benefit plan will have a material effect on Omega's financial position or results of operations.

H.   Investment Considerations

     In analyzing whether to make, or to continue, an investment in Omega, investors should consider, among other factors, certain investment considerations more particularly described in "Item 1: Business - Investment Considerations" in the Company's Annual Report on Form 10-K for the year ended December 31, 1995, a copy of which can be obtained from David N. Thiel, Senior Vice President, Omega Financial Corporation, 366 Walker Drive, State College, Pennsylvania 16801.

I.   Forward Looking Statements

     The information contained in this Report on Form 10-Q contains forward looking statements (as such term is defined in the Securities Exchange Act of 1934 and the regulations thereunder), including without limitation, statements as to the future loan and deposit volumes, the allowance and provision for possible loan losses, future interest rates and their effect on Omega's financial condition or results of operations, the classification of Omega's investment portfolio and other statements as to trends or management's beliefs, expectations or opinions. Such forward looking statements are subject to risks and uncertainties and may be affected by various factors which may cause actual results to differ materially from those in the forward looking statements. Certain of these risks, uncertainties and other factors are discussed in this Report on Form 10-Q, the Corporation's Annual Report or in Omega's Annual Report on Form 10-K for the year ended December 31, 1995, copies of which may be obtained from Omega upon request and without charge (except for the exhibits thereto).



                  OMEGA FINANCIAL CORPORATION AND SUBSIDIARIES





Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS



1.   Comparison of the Three Months Ended March 31, 1996 and 1995

                         Operations

     The first quarter's income before income taxes increased $1,044,000, or 23.7%, when compared to the same period in 1995. A $700,000, or 6.7%, increase in income from credit activities, along with a $398,000, or 22.5% increase in non-interest income accounts for this improvement. Non-interest expense increased by only $54,000, or 0.7% during this time period.

     After the income tax provision (which increased by $351,000, or 27.6% compared to the same period in 1995) was deducted from earnings, net income shows an improvement of $693,000, or 22.1%, over the first quarter of 1995. Effective tax rate for the first quarter of 1996 increased to 29.8% from 28.8% in the first quarter of 1995 as levels of tax exempt investments have fallen, and the corporate tax rate has increased.

     Following are selected key ratios for the period:


                                                Three Months Ended
                                                      March 31
                                              ------------------------

                                                 1996           1995
                                              ----------     ----------

     Return on average assets (annualized)...     1.54%          1.36%
     Return on average equity (annualized)...    12.14          10.95
     Dividend payout ratio (common)..........    30.02          32.47
     Average equity to average assets........    12.70          12.39


                    Net Interest Income

     In the first quarter of 1996, average earning assets have increased by 7.2%, or $63.2 million and net interest income increased by $827,000, or 7.7%, as compared to the first quarter of 1995. Tax equivalent net interest margin remained steady at 5.00%. Average interest bearing deposits have increased by $51.9 million in the first quarter of 1996 as compared to the first quarter of 1995 while average loans increased by $56.3 million. While $36.6 million, or 65% of the loan growth was due to the acquisition of Montour Bank in the third quarter of 1995, the remainder of the increase was funded by deposit growth exclusive of the Montour Bank effect. Of the $827,000 increase in net interest income, $601,000, or 72.7% was due to outstanding balance changes.



     Following are key net interest margin ratios (annualized):

                                                 Three Months Ended
                                                      March 31
                                              --------------------------

                                                 1996           1995
                                              ----------     ----------

     Yield on average earning assets.........     8.10%          7.87%
     Cost to fund earning assets.............     3.26           3.05
     Net interest margin.....................     4.84           4.82
     Net interest margin - tax equivalent....     5.00           5.00


     At March 31, 1996, Omega had $393,439,000 of earning assets scheduled to reprice over the next twelve months as compared to $427,942,000 in interest bearing liabilities. This means that if rates rose by 100 basis points on April 1, Omega's net interest income over a one year period would increase by $980,000, or 2.1%, assuming that the volumes do not grow and the mix of the balance sheet does not change. Conversely, a reduction in rates would have a negative impact to the same magnitude.

                  Other Income and Expense

     Other income increased $398,000, or 22.5% for the first quarter of 1996 as compared to the same period in 1995. Service fee income for the first quarter of 1996 increased $71,000, or 5.9% over the first quarter of 1995, while trust fee income increased by $177,000, or 35.9%, when compared to 1995. Gains on investment security transactions resulted in $146,000 more income in the first quarter of 1996 as compared to 1995.

     As a percentage of average assets, other income net of security gains and losses annualized was .79% for the first quarter of 1996 as compared to .74% in 1995, while security gains and losses were .09% and .03% of average assets for 1996 and 1995, respectively.

     Other expenses were $54,000, or 0.7% higher for the first quarter of 1996 than for the same period in 1995. Salaries and employee benefits were $168,000, or 4.2% higher in 1996 as in 1995. Occupancy expense has remained flat while equipment expense increased by 11.1%. Expense related to data processing service has increased by 3.6% as a result of additional services provided. FDIC insurance premiums have dropped by $450,000, or nearly 100% as a result of premium reductions. This reduction was given to only top-rated banks within the FDIC system. Other non-interest expenses have increased by 13.7%, or $267,000.

     As a percentage of average assets, annualized expenses for the quarter ended March 31, 1996 were 3.14% and for the same period in 1995 were 3.35%.


2.   Investment Securities

     Management of the investment portfolio entails evaluation and realignment of the size and mix of the portfolio in order to balance various characteristics of the balance sheet, including asset quality, liquidity, yield relationships, maturity and tax planning. The following schedule describes characteristics of the investment portfolio as of March 31, 1996 and December 31, 1995.


                                           Securities Classified as Available
                                                         for Sale

                                                      Gross     Gross   Estimat-
                                            Amort-   Unreal-   Unreal-     ed
                                             ized      ized      ized    Market
March 31, 1996                               Cost     Gains     Losses   Value

U.S. Treasury securities and
    obligations of other U.S. Govern-
    ment agencies and corporations         $84,809     $190    $(530)    $84,469
Obligations of state and
    political subdivisions                  36,800      219     (357)     36,662
Equity securities                            4,403    3,556      (19)      7,950

Total                                     $126,012   $3,975    $(906)   $129,081



                                              Securities Classified as Held to
                                                          Maturity

                                                      Gross     Gross   Estimat-
                                            Amort-   Unreal-   Unreal-     ed
                                             ized      ized      ized    Market
March 31, 1996                               Cost     Gains     Losses   Value

U.S. Treasury securities and
    obligations of other U.S. Govern-
    ment agencies and corporations         $1,089        $1     $(14)    $1,076
Obligations of state and
    political subdivisions                  7,702        19      (39)     7,682
Corporate securities                       19,853        70     (175)    19,748
Mortgage backed securities                 63,507       211     (508)    63,210
Investment in low-income housing              385         -        -        385
Equity securities (non-marketable)          4,090         -        -      4,090

Total                                     $96,626      $301    $(736)   $96,191





                                           Securities Classified as Available
                                                         for Sale

                                                      Gross     Gross   Estimat-
                                            Amort-   Unreal-   Unreal-     ed
                                             ized      ized      ized    Market
December 31, 1995                            Cost     Gains     Losses   Value

U.S. Treasury securities and
    obligations of other U.S. Govern-
    ment agencies and corporations         $76,031     $402    $(278)    $76,155
Obligations of state and
    political subdivisions                  38,319      328     (348)     38,299
Equity securities                            4,108    3,322      (39)      7,391

Total                                     $118,458   $4,052    $(665)   $121,845



                                              Securities Classified as Held to
                                                          Maturity

                                                      Gross     Gross   Estimat-
                                            Amort-   Unreal-   Unreal-     ed
                                             ized      ized      ized    Market
December 31, 1995                            Cost     Gains     Losses   Value

U.S. Treasury securities and
    obligations of other U.S. Govern-
    ment agencies and corporations           $310        $1      $(-)      $311
Obligations of state and
    political subdivisions                  6,761        58      (11)     6,808
Corporate securities                       25,161       170     (148)    25,183
Mortgage backed securities                 61,503       528     (254)    61,777
Investment in low-income housing              387         -        -        387
Equity securities (non-marketable)          3,741         -        -      3,741

Total                                     $97,863      $757    $(413)   $98,207



     Total investment securities as a percentage of total assets at March 31, 1996 and December 31, 1995 were 22.5% and 22.1%, respectively. Securities maturing or repriceable in one year or less comprised 33.8% of the total investment securities of $225,707,000 as of March 31, 1996, as compared to 35.4% of total investment securities of $219,708,000 as of December 31, 1995. There was $35,000 in investments in instruments of foreign countries on March 31, 1996.

3.   Interest Bearing Deposits with Other Financial Institutions

     As of March 31, 1996, Omega had $1,780,000 in interest bearing deposits
     with other financial institutions.   There were no investments in
     instruments issued by U.S. branches of banks of foreign countries or deposits in banks of foreign countries included in the March 31, 1996 balance.

4.   Loans

     Net loans in the first three months of 1996 remained relatively flat, with only a modest increase of 0.2%, bringing the total to $692,781,000.

     Changes in the allowance for loan losses for the three months ended March 31, 1996 and 1995 were as follows (in thousands):


                                        1996        1995
                                      --------    --------

     Balance at January 1............$11,668     $11,057

     Charge-offs.....................   (154)        (79)
     Recoveries......................    126          63
                                     --------     -------

         Net charge-offs.............    (28)        (16)

     Provision for loan losses.......    227         100
                                     --------     -------


     Balance at March 31.............$11,867      $11,141
                                     ========     ========

     The allowance for loan losses is considered adequate by management to cover possible uncollectible loans. Management is also of the opinion that the level of loan loss provision is adequate to maintain the allowance at an acceptable level. The allowance for loan losses at March 31, 1996 and 1995 represented 1.68% and 1.71%, respectively, of the total loans outstanding, net of unearned interest.


                                Non-performing Loans
                                --------------------

                                   (In thousands)
                                              March 31,      December 31,
                                                 1996           1995
                                              ----------     ----------

     Non-accrual loans.......................  $2,355         $1,932
     Accruing loans past due 90 days or more.   1,996          2,697
     Restructured loans......................       -              -
                                              ----------     ----------

     Total non-performing loans..............  $4,351         $4,629
                                              ==========     ==========

     Non-performing loans as percent
        of allowance.........................    36.7%          39.7%

5.   Deposits and Other Sources of Funds

     Deposits provide the primary source of funding for loans and investment securities. During the three month period ended March 31, 1996, total deposits increased by $3,617,000 or 0.4%, with interest bearing funds increasing $8.3 million and non-interest bearing deposits decreasing by $4.7 million.

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

                                                              Minimum
                                     March 31,  December 31, Regulatory
     Omega Financial Corp               1996        1995    Requirements
                                        ----        ----    ------------

         Risk based capital ratios:
          Tier 1 ...................   17.84%      17.21%        4.00%
          Total capital ............   19.10       18.47         8.00
         Leverage ratio.............   11.98       11.85         3.00
     Omega Bank, N.A.
         Risk based capital ratios:
          Tier 1 ...................   17.10%      16.48%        4.00%
          Total capital ............   18.35       17.73         8.00
         Leverage ratio.............   11.46       11.38         3.00
     Hollidaysburg Trust Company
         Risk based capital ratios:
          Tier 1 ...................   15.53%      14.98%        4.00%
          Total capital ............   16.79       16.24         8.00
         Leverage ratio.............   10.84       10.58         3.00
     Penn Central National Bank
         Risk based capital ratios:
          Tier 1 ...................   20.33%      19.02%        4.00%
          Total capital ............   21.60       20.29         8.00
         Leverage ratio.............   11.84       11.74         3.00
     Montour Bank
         Risk based capital ratios:
          Tier 1 ...................    9.60%       9.71%        4.00%
          Total capital ............   10.85       10.97         8.00
         Leverage ratio.............    7.92        7.93         3.00


     Pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), the FDIC has issued a rule which sets the capital level for each of the five capital categories established in FDICIA. As required by FDICIA, the regulations specify the levels at which an insured institution would be considered "well capitalized", "adequately capitalized", "undercapitalized", "significantly undercapitalized", or critically undercapitalized". At March 31, 1996, Omega and each of its banking subsidiaries met the regulatory definition of a "well capitalized" financial institution, i.e., a leverage ratio exceeding 5%, and Tier 1 capital exceeding 6%, and total capital exceeding 10%.




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




                            By
                             :

              Date             David B. Lee
                               Chairman and
                               Chief Executive Officer





              Date             JoAnn N. McMinn
                               Senior Vice President and
                               Controller
                               (Principal Accounting
                               Officer)