Form 10-Q
period 1996-06-30
OMEGA FINANCIAL CORP /PA/
filed 1996-08-14
CIK 705671

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON DC 20549

                                 FORM 10-Q
(Mark One)

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended June 30, 1996

                                    or

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


     The number of shares outstanding of each of the Registrant's classes of common stock as of August 1, 1996:
             Common Stock, $5.00 par value - 6,041,552 shares

PART I.  Financial Information
Item 1.  Financial Statements
        OMEGA FINANCIAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED BALANCE SHEETS
              (In thousands, except share data)
                                                 JUNE 30,   DECEMBER 31,
ASSETS                                             1996         1995

Cash and due from banks                          $36,709      $38,796

Interest bearing deposits with other banks           672          843
Federal funds sold                                16,505       12,460

Investment securities held to maturity
   (Market value:
   $107,523 and $98,207, respectively)           108,442       97,863
Investment securities available for sale         126,174      121,845

Total loans                                      708,181      706,640
  Less: Unearned discount                         (2,391)      (3,515)
            Allowance for loan losses            (11,647)     (11,668)

Net loans                                        694,143      691,457

Premises and equipment, net                       17,528       17,153
Other assets                                      15,303       14,423

TOTAL ASSETS                                  $1,015,476     $994,840



LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
  Non-interest bearing                          $116,447     $116,729
  Interest bearing                               747,719      733,453

Total deposits                                   864,166      850,182

Short-term borrowings                              2,302        1,545
Other liabilities                                 10,169        8,339
ESOP debt                                          4,296        4,373
Long-term debt                                     5,350        5,700
Other interest bearing liabilities                   518          530

TOTAL LIABILITIES                                886,801      870,669

Preferred stock, par value $5.00 per share:
  Authorized - 5,000,000 shares;
  Issued and outstanding -
    219,781 shares Series A Convertible            5,000        5,000
Unearned compensation related to ESOP debt        (4,296)      (4,373)
Common stock, par value $5.00 per share:
  Authorized - 25,000,000 shares;
  Issued -
    6,104,246 shares at June 30, 1996;
    6,048,966 shares at December 31, 1995
  Outstanding -
    6,039,882 shares at June 30, 1996;
    6,022,966 shares at December 31, 1995         30,521       30,245
Capital surplus                                    5,742        5,134
Retained earnings                                 92,102       86,778
Cost of common stock in treasury
    64,364 shares at June 30, 1996;
    26,000 shares at December 31, 1995            (2,074)        (822)
Net unrealized gain on securities available        1,680        2,209
for sale

TOTAL SHAREHOLDERS' EQUITY                       128,675      124,171

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY    $1,015,476     $994,840





                              OMEGA FINANCIAL CORPORATION AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF INCOME
                                 (In thousands, except per share data)

                                                     Three Months Ended          Six Months Ended
                                                          June 30,                   June 30,
                                                      1996         1995          1996         1995
INTEREST INCOME:
Interest and fees on loans                            $15,695      $14,771        $31,413     $28,831
Interest and dividends on investment securities         3,131        2,746          6,082       5,628
Other interest income                                     317          244            552         343

TOTAL INTEREST INCOME.                                 19,143       17,761         38,047      34,802
INTEREST EXPENSE:
Interest on deposits                                    7,465        6,993         14,949      13,415
Interest on short-term borrowings                          15           22             45         146
Interest on long-term debt and
  other interest bearing liabilities                       80           13            160          25

TOTAL INTEREST EXPENSE                                  7,560        7,028         15,154      13,586

NET INTEREST INCOME                                    11,583       10,733         22,893      21,216
Provision for loan losses                                 225          248            452         348

INCOME FROM CREDIT ACTIVITIES                          11,358       10,485         22,441      20,868
OTHER INCOME:
Service fees                                            1,355        1,243          2,633       2,450
Trust fees                                                633          689          1,303       1,182
Gain on sale of loans                                       9            9             13           9
Investment securities gains and losses, net:
  Investment securities held to maturity                    -            4              -           1
  Investment securities available for sale                212          340            424         409
TOTAL OTHER INCOME                                      2,209        2,285          4,373       4,051
OTHER EXPENSE:
Salaries and employee benefits                          4,110        4,004          8,258       7,984
Net occupancy expense                                     572          530          1,140       1,090
Equipment expense                                         439          431            921         865
Data processing service                                   403          362            778         724
FDIC insurance premiums                                     2          452              4         904
Other                                                   2,321        1,943          4,543       3,898

TOTAL OTHER EXPENSE                                     7,847        7,722         15,644      15,465

Income before taxes                                     5,720        5,048         11,170       9,454
Income tax expense                                      1,745        1,514          3,367       2,785

NET INCOME                                             $3,975       $3,534         $7,803      $6,669



NET INCOME PER COMMON SHARE:
  Primary                                               $0.64        $0.57          $1.25       $1.08
  Fully diluted                                         $0.63        $0.56          $1.22       $1.05
WEIGHTED AVERAGE SHARES AND EQUIVALENTS:
   Primary                                              6,110        5,995          6,110       6,023
   Fully diluted                                        6,341        6,226          6,341       6,254

                OMEGA FINANCIAL CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (In thousands)
                                                                  SIX MONTHS
                                                                     ENDED
                                                                    JUNE 30,

                                                                 1996      1995
[S]                                                            [C]       [C]
Cash flows from operating activities:
  Net income                                                   $7,803    $6,669
  Adjustments to reconcile net income to
        net cash provided by operating activities:
    Depreciation and amortization                               1,316     1,359
    Provision for loan losses                                     452       348
    Gain on sale of investment securities                        (425)     (410)
    Gain on sale of fixed assets
          and other property owned                                 (3)       (7)
    Gain on sale of loans                                         (13)       (9)
    Increase in tax asset                                         (65)      (12)
    Increase in interest receivable and other assets             (658)     (387)
    Increase (decrease) in interest payable                      (268       187
    Decrease  in taxes payable                                    105        71
    Amortization of deferred net loan fees                       (210)     (181)
    Deferral of net loan fees                                      64       514
    Increase in accounts payable
          and accrued expenses                                    724       149

      Total adjustments                                         1,019     1,622

Net cash provided by operating activities                       8,822     8,291

Cash flows from investing activities:
  Proceeds from the sale or maturity of:
    Interest bearing deposits with other banks                  2,322     3,177
    Investment  securities available for sale                  24,122     4,467
    Investment  securities held to maturity                    16,350    26,381
  Purchase of:
    Interest bearing deposits with other banks                 (2,151)     (896)
    Investment securities held to maturity                    (26,912)  (19,884)
    Investment securities available for sale                  (29,188)   (2,449)
  Increase in loans                                           (13,375)  (18,202)
  Gross proceeds from sale of loans                            10,396     1,281
  Capital expenditures                                         (1,456)   (1,030)
  Sale of fixed assets and other property owned                   226        22
  Increase in federal funds sold                               (4,045)   (2,100)

Net cash used in investing activities                         (23,711)   (9,233)

Cash flows from financing activities:
  Increase in deposits                                         13,984     7,771
  Decrease (increase) in short-term borrowings, net               757    (6,767)
  Principal payment on long-term debt                            (350)     (350)
  Net change in other interest bearing liabilities                (12)       17
  Dividends paid                                               (1,345)   (2,279)
  Tax benefit from preferred stock dividend
           and stock option activity                              136        74
  Issuance of common stock                                        884       576
  Acquisition of treasury stock                                (1,825)   (2,878)
Proceeds from sale of treasury stock                              573         -

Net cash provided by (used in) financing activities            12,802    (3,836)


Net decrease in cash and due from banks                       $(2,087)  $(4,778)



Cash and due from banks at beginning of period                $38,796   $42,151
Cash and due from banks at end of period                       36,709    37,373
Net decrease in cash and due from banks                       $(2,087)  $(4,778)



Interest paid                                                 $12,889   $13,399
Income taxes paid                                               3,461     2,717


                  OMEGA FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



SIX AND THREE MONTHS ENDED JUNE 30, 1996 AND 1995

A.   Basis of Presentation:

     The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the six months and three months ended June 30, 1996, are not necessarily indicative of the results that may be experienced for the year ending December 31, 1996 or any other interim period. For further information, refer to the Consolidated Financial Statements and Footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

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


C.   Commitments and Contingent Liabilities:

     In the ordinary course of business, Omega and its subsidiaries make commitments to extend credit to their customers. At June 30, 1996 and December 31, 1995 standby letters of credit issued and outstanding amounted to $15,424,000 and $15,770,000, respectively. These letters of credit are not reflected in the accompanying financial statements. Management does not anticipate any significant losses as a result of these transactions.

     At June 30, 1996, the Corporation had $112,914,000 outstanding in unused lines of credit commitments extended to its customers. Of this amount, $35,993,000, or 31.9%, are commitments to consumers for home equity lines of credit and credit card limits. The remainder, $76,921,000, are commercial commitments.

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

                       Computations of Per Share Earnings
                    (In thousands, except per share amounts)
                                  (Unaudited)

                                                     Three Months Ended          Six Months Ended


                                                         June 30,                    June 30,
                                                   1996         1995            1996         1995
PRIMARY EARNINGS PER SHARE

Net income.................................         $3,975        $3,534         $7,803       $6,669
Dividend requirements for preferred stock,
  net of tax benefits......................            (74)          (72)          (148)        (144)

Net earnings applicable to common stock....          3,901         3,462          6,655        6,525



Shares and equivalents outstanding:
Weighted average number of common
  shares outstanding.......................          6,042         5,935          6,041        5,964
Common stock equivalents - options.........             68            60             69           59

Weighted average of common shares
  outstanding and equivalents..............          6,110         5,995          6,110        6,023


Primary earnings per common share..........          $0.64         $0.57          $1.25        $1.08

FULLY DILUTED EARNINGS PER SHARE

Net income.................................         $3,975        $3,534         $7,803       $6,669
Additional cash contribution required to
service
  debt on assumed conversion of preferred
  stock (tax effected).....................            (52)          (47)           (88)         (93)
Net earnings applicable to common stock....          3,923         3,487          7,715        6,576



Shares and equivalents outstanding:
Weighted average number of common
  shares outstanding.......................          6,042         5,935          6,041        5,964
Common stock equivalents - options.........             68            60             69           59
Assumed conversion of preferred stock
  outstanding and equivalents..............            231           231            231          231

Weighted average of common shares
  outstanding and equivalents..............          6,341         6,226          6,341        6,254



Fully diluted earnings per common share....          $0.63         $0.56          $1.22        $1.05



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


G.   Defined Benefit Plan

     During 1994, management developed a plan to terminate its defined benefit plan and transfer the plan's assets and obligations at the settlement date to a defined contribution plan. In anticipation of the execution of management's plan, Omega froze the accrual of benefits under the Omega defined benefit plan effective April 15, 1994. The termination was approved by Omega's Board of Directors during 1995 and the Corporation is awaiting approval from the IRS. During 1995, Omega purchased an annuity contract which effectively settled the Corporation's obligations to retired employees receiving benefit. Management expects to complete the termination of the combined defined benefit plan in 1996. In completing the remaining settlement of the defined benefit plan and the transferring of assets and obligations to a defined contribution plan, the shortfall, if any, between the then fair value of plan assets and the final settlement amount of plan obligations will be charged against earnings. However, management does not believe the net impact of the termination of Omega's defined benefit plan will have a material effect on Omega's financial position or results of operations.

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

I.   Forward Looking Statements

     The information contained in this Report on Form 10-Q contains forward looking statements (as such term is defined in the Securities Exchange Act of 1934 and the regulations thereunder), including without limitation, statements as to the future loan and deposit volumes, the allowance and provision for possible loan losses, future interest rates and their effect on Omega's financial condition or results of operations, the classification of Omega's investment portfolio and other statements as to trends or management's beliefs, expectations or opinions. Such forward looking statements are subject to risks and uncertainties and may be affected by various factors which may cause actual results to differ materially from those in the forward looking statements. Certain of these risks, uncertainties and other factors are discussed in this Report on Form 10-Q, the Corporation's 1995 Annual Report or in Omega's Annual Report on Form 10-K for the year ended December 31, 1995, copies of which may be obtained from Omega upon request and without charge (except for the exhibits thereto).


                  OMEGA FINANCIAL CORPORATION AND SUBSIDIARIES





Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS



1.   Comparison of the Six and Three Months Ended June 30, 1996 and 1995

                               Operations

     A.   Six months ended June 30, 1996 and 1995

     For the first six months of 1996, income before taxes increased by $1,716,000, or 18.2%, compared to the same period in 1995. A $1,573,000, or
     7.5% increase in the corporation's income from credit activities was a significant factor in this achievement.

     Non-interest income increased $322,000, or 7.9%, while non-interest expense increased by $179,000, or 1.2%, resulting in a $143,000 decrease in net operating expense for the period.
     The tax provision for the first six months of 1996 increased by $582,000, or 20.9% when compared to the first six months of 1995. The effective tax rate rose to 30.1% in 1996 from 29.5% in 1995, as a consequence of a continued reduction in tax-exempt income resulting from a smaller percentage of tax-exempt investments to total assets in 1996 than in 1995, and an increase in the corporate tax rate.

     B.   Three months ended June 30, 1996 and 1995

     The second quarter's income before income taxes increased $672,000, or 13.3%, when compared to the same period in 1995. An $873,000 increase in income from credit activities was responsible for the increase, while non-interest income categories declined slightly.

     After the income tax provision (which increased by $231,000, or 15.3% compared to the same period in 1995) was deducted from earnings, net income improved $441,000, or 12.5%, over the second quarter of 1995. The effective tax rate for the second quarter of 1996 increased to 30.5% from 30.0% in the second quarter of 1995 as levels of tax exempt investments have fallen slightly, and the corporate tax rate has increased.

     Following are selected key ratios for the period:

                                            Three Months Ended Six Months Ended
                                                  June 30            June 30
                                              ---------------    --------------
                                               1996     1995      1996   1995
                                              -------  ------    ------  ------
     Return on average assets (annualized).... 1.57%    1.51%     1.55%   1.43%
     Return on average equity (annualized)....12.36    12.28     12.26   11.61
     Dividend payout ratio (common)...........31.90    30.08     30.98   31.20
     Average equity to average assets.........12.68    12.31     12.68   12.35


                          Net Interest Income

     A.   Six months ended June 30, 1996 and 1995

     Omega's net interest income for the first six months of 1996 improved by $1,677,000, or 7.9%, with most of the improvement due to volume increases. Average earning assets grew by $67,757,000 since June of 1995. Approximately 56%, or $37,729,000, of the increase resulted from the purchase of Montour Bank, which was consummated in the third quarter of 1995. The remaining increase of $30,028,000, or 3.4%, resulted from normal growth. Average deposits increased by $58,586,000, or 7.7% (with Montour Bank's $33,341,000), in 1996 as compared to the previous year. Total funding sources cost 3.19% in 1996, compared to 3.12% in 1995, while earning assets yielded 8.06% in 1996 compared to 7.95% in 1995, resulting in a 4 basis point increase in net interest margin.

     B.   Three months ended June 30, 1996 and 1995

     The net interest margin, at 4.85% for the second quarter of 1996, was about the same as the second quarter of 1995, so the 8.2% increase in average earning assets resulted in a 7.9% increase in net interest income.

     Following are key net interest margin ratios (annualized):


                                        Three Months Ended  Six Months Ended
                                             June 30,           June 30,

                                          1996     1995       1996     1995

Yield on earning assets...............    8.02%    8.05%      8.06%    7.96%
Yield to fund earning assets..........    3.17     3.19       3.19     3.12

Net interest margin...................    4.85     4.86       4.87     4.84

Net interest margin - tax equivalent..    5.00     5.02       5.03     5.01



     At June 30, 1996, Omega had $410,587,000 of earning assets scheduled to reprice over the next twelve months as compared to $416,644,000 in interest bearing liabilities. This means that if rates rose by 100 basis points on July 1, Omega's net interest income over a one year period would increase by $1,102,000, or 2.3%, assuming that the volumes do not grow and the mix of the balance sheet does not change. Conversely, a reduction in rates would have a negative impact of a similar magnitude.

                        Other Income and Expense

     A..  Six months ended June 30, 1996 and 1995

     Other income increased by $322,000 for the first six months of 1996 when compared to the same period last year. Service fees increased by $183,000, or 7.5%, and trust fees increased in 1996 by $121,000, or 10.2% over 1995. Net security gains, at $424,000 through June of 1996, were 3.4% ahead of 1995.

     As a percentage of average assets, other income, net of security gains and losses, annualized was .79% for the first six months of 1996 as compared to .78% in 1995.

     Other expenses were $179,000, or 1.2% higher for the first six months of 1996 than for the same period in 1995. Salaries and employee benefits increased by $274,000, or 3.4% while occupancy, equipment and data processing service expenses increased by a total of $160,000, or 6.0%. Approximately one half of these increases are due to the addition of Montour Bank. FDIC insurance premium expense has been virtually eliminated at Omega Financial Corporation in 1996, due to its banks' top ratings within the FDIC system, resulting in premiums $900,000 less in 1996 than in 1995. Other non-interest expenses have increased by $645,000, or 16.5%. Expenses associated with the addition of Montour Bank, account for $207,000, or 32% of the total increase.

     As a percentage of average assets, annualized expenses for the six month period ending June 30, 1996 was 3.12% as compared to 3.33% for the same period in 1995.

     B.   Three months ended June 30, 1996 and 1995

     Other income decreased $76,000, or 3.3% for the second quarter of 1996 as compared to the same period in 1995. Service fee income in 1996 outpaced that in 1995 by $112,000, or 9.0%, but trust fee income decreased by $56,000, or 8.1%. Net gains from the sale of investment securities dropped by $132,000 in 1996.

     As a percentage of average assets, other income net of security gains and losses annualized was .79% for the second quarter of 1996 as compared to .83% in 1995.

     Other expenses were $125,000, or 1.6% higher for the second quarter of 1996 than for the same period in 1995. Salaries and employee benefits were $106,000, or 2.6% higher in 1996 as in 1995. Occupancy expense has increased by 7.9%, while equipment and data processing expense increased by 6.2%. FDIC insurance premiums have dropped by nearly 100% as a result of rate declines. Other non-interest expenses have increased by 19.4%, or $378,000.
     As a percentage of average assets, annualized expenses for the quarter ended June 30, 1996 were 3.09% and for the same period in 1995 were 3.30%.

2.   Investment Securities

     Management of the investment portfolio entails evaluation and realignment of the size and mix of the portfolio in order to balance various characteristics of the balance sheet, including asset quality, liquidity, yield relationships, maturity and tax planning. The following schedule describes characteristics of the investment portfolio as of June 30, 1996 and December 31, 1995.



                                                      Securities Classified as Available for Sale



                                                                  Gross       Gross    Estimated
                                                     Amortized  Unrealized Unrealized    Market
June 30, 1996                                          Cost       Gains      Losses      Value

U.S. Treasury securities and
    obligations of other U.S. Govern-
    ment agencies and corporations                   $83,667         $77      $(675)    $83,069
Obligations of state and
    political subdivisions                            35,257         185       (368)     35,074
Equity securities                                      4,677       3,386        (32)      8,031

Total                                               $123,601      $3,648    $(1,075)   $126,174



                                                       Securities Classified as Held to Maturity

                                                                  Gross       Gross    Estimated
                                                     Amortized  Unrealized Unrealized    Market
June 30, 1996                                          Cost       Gains      Losses      Value
U.S. Treasury securities and
    obligations of other U.S. Govern-
    ment agencies and corporations                    $1,088       $   -       $(19)     $1,069
Obligations of state and
    political subdivisions                             7,700          13        (76)      7,637
Corporate securities                                  20,011          38       (189)     19,860
Mortgage backed securities                            75,109         150       (836)     74,423
Investment in low-income housing                         444           -          -         444
Equity securities (non-marketable)                     4,090           -          -       4,090
Total                                               $108,442        $201    $(1,120)   $107,523





                                                      Securities Classified as Available for Sale

                                                                  Gross       Gross    Estimated
                                                     Amortized  Unrealized Unrealized    Market
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



                                                       Securities Classified as Held to Maturity

                                                                  Gross       Gross    Estimated
                                                     Amortized  Unrealized Unrealized    Market
December 31, 1995                                      Cost       Gains      Losses      Value

U.S. Treasury securities and
    obligations of other U.S. Govern-
    ment agencies and corporations                      $310          $1       $ (-)       $311
Obligations of state and
    political subdivisions                             6,761          58        (11)      6,808
Corporate securities                                  25,161         170       (148)     25,183
Mortgage backed securities                            61,503         528       (254)     61,777
Investment in low-income housing                         387           -          -         387
Equity securities (non-marketable)                     3,741           -          -       3,741

Total                                                $97,863        $757      $(413)    $98,207





     Total investment securities as a percentage of total assets at June 30, 1996 and December 31, 1995 were 23.1% and 22.1%, respectively. Securities maturing or repriceable in one year or less comprised 37.2% of the total investment securities of $234,616,000 as of June 30, 1996, as compared to 37.9% of total investment securities of $219,708,000 as of December 31, 1995. There was $35,000 in investments in instruments of foreign countries on June 30, 1996.

3.   Interest Bearing Deposits with Other Financial Institutions

     As of June 30, 1996, Omega had $672,000 in interest bearing deposits with other banks. There were no investments in instruments issued by U.S. branches of banks of foreign countries or deposits in banks of foreign countries included in the June 30, 1996 balance.

4.   Loans

     Net loans in the first six months remained relatively flat, with only a modest increase of 0.4%, bringing the total to $694,143,000.

     Changes in the allowance for loan losses for the six months ended June 30, 1996 and 1995 were as follows (in thousands):


                                                1996            1995
                                              ---------      ---------
     Balance at January 1.................... $11,668         $11,057

     Charge-offs.............................    (680)          (289)
     Recoveries..............................     207            121
                                             ---------      ---------
         Net charge-offs.....................    (473)          (168)

     Provision for loan losses...............     452            348
                                             ---------      ---------

     Balance at June 30.....................  $11,647        $11,237
                                             =========      =========




     The allowance for loan losses is considered adequate by management to cover possible uncollectible loans, as shown in the following table depicting non-performing loans. Management is also of the opinion that the level of loan loss provision is adequate to maintain the allowance at an acceptable level. The allowance for loan losses at June 30, 1996 and 1995 represented 1.69% and 1.78%, respectively, of the total loans outstanding, net of unearned interest.






                                Non-performing Loans
                                 -------------------
                                   (In thousands)
                                                      June 30,     December 31,
                                                        1996           1995
                                                      ---------    -----------
     Non-accrual loans................................ $2,093         $1,932
     Accruing loans past due 90 days or more..........  1,583          2,697
     Restructured loans..............................      15              -
                                                       --------    -----------
     Total non-performing loans....................... $3,691         $4,629
                                                       ========    ===========

     Non-performing loans as percent of allowance.....   31.7%          39.7%


5.   Deposits and Other Sources of Funds

     Deposits provide the primary source of funding for loans and investment securities. During the six month period ended June 30, 1996, total deposits increased by $7,771,000 or 1.0%, with interest bearing funds increasing $10.0 million and non-interest bearing deposits decreasing by $2.2 million.


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
                                                              Minimum
                                      June 30,  December 31, Regulatory
     Omega Financial Corp               1996        1995    Requirements
     --------------------               ----        ----    ------------
         Risk based capital ratios:
           Tier 1...................   18.11%      17.21%        4.00%
           Total capital............   19.37       18.47         8.00
         Leverage ratio.............   12.11       11.85         3.00
     Omega Bank, N.A.
     ----------------
         Risk based capital ratios:
           Tier 1...................   17.55%      16.48%        4.00%
           Total capital............   18.80       17.73         8.00
         Leverage ratio.............   11.63       11.38         3.00
     Hollidaysburg Trust Company
     ---------------------------
         Risk based capital ratios:
           Tier 1...................   15.70%      14.98%        4.00%
           Total capital............   16.96       16.24         8.00
         Leverage ratio.............   10.85       10.58         3.00
     Penn Central National Bank
     --------------------------
         Risk based capital ratios:
           Tier 1...................   20.27%      19.02%        4.00%
           Total capital............   21.54       20.29         8.00
         Leverage ratio.............   11.93       11.74         3.00
     Montour Bank
     ------------
         Risk based capital ratios:
           Tier 1...................    9.62%       9.71%        4.00%
           Total capital............   10.84       10.97         8.00
         Leverage ratio.............    8.03        7.93         3.00



     Pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), the FDIC has issued a rule which sets the capital level for each of the five capital categories established in FDICIA. As required by FDICIA, the regulations specify the levels at which an insured institution would be considered "well capitalized", "adequately capitalized", "undercapitalized", "significantly undercapitalized", or critically undercapitalized". At June 30, 1996, Omega and each of its banking subsidiaries met the regulatory definition of a "well capitalized" financial institution, i.e., a leverage ratio exceeding 5%, and Tier 1 capital exceeding 6%, and total capital exceeding 10%.



PART II.  Other Information

Item 1.   Legal Proceedings
     None

Item 2.   Changes in Securities
     None

Item 3.   Defaults upon Senior Debt
     None

Item 4.   Submission of Matters to a Vote of Security Holders
     The Annual Meeting of Shareholders of Omega was held on April 23, 1996. At the Annual Meeting, the shareholders elected a class of directors for a term of three years, as described below.
          Name               For         Withhold
                                        Authority

Robert T. Gentry         4,039,242       61,418

Philip E. Gingerich      4,048,557       52,102

David K. Goodman, Sr.    4,045,134       54,525

D. Stephen Martz         4,044,605       55,053

James W. Powers, Sr.     4,049,134       51,535

Samuel D. Zeiders, Jr.,  4,044,140       56,518
DDS


The terms of the following directors continued after the annual meeting:
     Raymond F. Agostinelli, Merle K. Evey, William E. Henry, O.D., David B. Lee, Don C. Meyer, Geroge R. Lovette, Robert N. Oliver, Stanton R. Sheetz, and Robert A. Szeyller.
The shareholders also approved the 1996 Employee Stock Option Plan at the Annual
     Meeting, with 3,239,062 votes for, 173,995 withholding authority, and 208,297 broker non-votes.

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