Form 10-Q
period 1996-09-30
OMEGA FINANCIAL CORP /PA/
filed 1996-11-13
CIK 705671

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON DC 20549

                                 FORM 10-Q
(Mark One)

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended September 30, 1996

                                    or

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



    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was requested to file such reports), and(2) has been subject to such filing requirements for the past
    ninety days.  Yes   X    No

     The number of shares outstanding of each of the Registrant's classes of common stock as of November 1, 1996:
             Common Stock, $5.00 par value - 6,032,752 shares

PART I.  Financial Information
Item 1.  Financial Statements
         OMEGA FINANCIAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED BALANCE SHEETS
              (In thousands, except share data)

                                               SEPTEMBER 30,  DECEMBER 31,
ASSETS                                              1996         1995

Cash and due from banks                           $37,929      $38,796

Interest bearing deposits with other banks            528          843
Federal funds sold                                  6,950       12,460

Investment securities held to maturity
   (Market value:
   $114,774 and $98,207, respectively)            115,420       97,863
Investment securities available for sale          128,106      121,845

Total loans                                       706,743      706,640
  Less: Unearned discount                          (1,969)      (3,515)
            Allowance for loan losses             (11,851)     (11,668)

Net loans                                         692,923      691,457

Premises and equipment, net                        17,772       17,153
Other assets                                       14,828       14,423

TOTAL ASSETS                                   $1,014,456     $994,840



LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
  Non-interest bearing                           $113,049     $116,729
  Interest bearing                                745,315      733,453
Total deposits                                    858,364      850,182

Short-term borrowings                               3,960        1,545
Other liabilities                                  10,551        8,339
ESOP debt                                           4,255        4,373
Long-term debt                                      5,350        5,700
Other interest bearing liabilities                    544          530

TOTAL LIABILITIES                                 883,024      870,669

Preferred stock, par value $5.00 per share:
  Authorized - 5,000,000 shares;
  Issued and outstanding -
    219,781 shares Series A Convertible             5,000        5,000
Unearned compensation related to ESOP debt         (4,255)      (4,373)
Common stock, par value $5.00 per share:
  Authorized - 25,000,000 shares;
  Issued -
    6,104,246 shares at September 30, 1996;
    6,048,966 shares at December 31, 1995
  Outstanding -
    6,032,079 shares at September 30, 1996;
    6,022,966 shares at December 31, 1995          30,521       30,245
Capital surplus                                     5,698        5,134
Retained earnings                                  94,852       86,778
Cost of common stock in treasury
    72,167 shares at September 30, 1996;
    26,000 shares at December 31, 1995             (2,319)        (822)
Net unrealized gain on securities available         1,935        2,209
for sale

TOTAL SHAREHOLDERS' EQUITY                        131,432      124,171
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY     $1,014,456     $994,840


             OMEGA FINANCIAL CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME
                  (In thousands, except share data)
                                            Three Months Ended      Nine Months Ended
                                                September 30,           September 30,
                                              1996       1995        1996       1995

INTEREST INCOME:
Interest and fees on loans                  $15,757    $15,853     $47,170    $44,684
Interest and dividends on investment          3,374      2,991       9,456      8,619
securities
Other interest income                           296        156         848        499

TOTAL INTEREST INCOME.                       19,427     19,000      57,474     53,802
INTEREST EXPENSE:
Interest on deposits                          7,518      7,502      22,467     20,917
Interest on short-term borrowings                38         71          83        217
Interest on long-term debt and
  other interest bearing liabilities             81         47         241         72

TOTAL INTEREST EXPENSE                        7,637      7,620      22,791     21,206

NET INTEREST INCOME                          11,790     11,380      34,683     32,596
Provision for loan losses                       302        109         754        457

INCOME FROM CREDIT ACTIVITIES                11,488     11,271      33,929     32,139
OTHER INCOME:
Service fees                                  1,419      1,300       4,052      3,750
Trust fees                                      618        586       1,921      1,768
Gain on sale of loans                                       19          13         28
Investment securities gains and losses,
net:
  Investment securities held to maturity          -          3           -          4
  Investment securities available for           137         33         561        442
sale

TOTAL OTHER INCOME                            2,174      1,941       6,547      5,992
OTHER EXPENSE:
Salaries and employee benefits                4,295      4,042      12,553     12,026
Net occupancy expense                           510        757       1,650      1,847
Equipment expense                               421        465       1,342      1,330
Data processing service                         378        368       1,156      1,092
FDIC insurance premiums                           2        (52)          6        852
Other                                         2,209      2,340       6,752      6,238

TOTAL OTHER EXPENSE                           7,815      7,920      23,459     23,385

Income before taxes                           5,847      5,292      17,017     14,746
Income tax expense                            1,766      1,532       5,133      4,317

NET INCOME                                   $4,081     $3,760     $11,884    $10,429



NET INCOME PER COMMON SHARE:
  Primary                                     $0.66      $0.61       $1.91      $1.69
  Fully diluted                               $0.64      $0.59       $1.86      $1.64
WEIGHTED AVERAGE SHARES AND EQUIVALENTS:
   Primary                                    6,103      6,057       6,107      6,033
   Fully diluted                              6,334      6,291       6,338      6,274

                  OMEGA FINANCIAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                                              NINE MONTHS ENDED
                                                                SEPTEMBER 30,

                                                                1996      1995

Cash flows from operating activities:
  Net income                                                  $11,884   $10,429
  Adjustments to reconcile net income to
        net cash provided by operating activities:
    Depreciation and amortization                               1,902     2,362
    Provision for loan losses                                     754       457
    Gain on sale of investment securities                        (561)     (446)
    Gain on sale of fixed assets
          and other property owned                                 (8)       (7)
    Gain on sale of loans                                         (13)      (28)
    Increase in tax asset                                        (121)      (91)
    Decrease (Increase) in interest receivable and other         (313)    1,684
assets
    Increase (decrease) in interest payable                      (409)      294
    Decrease  in taxes payable                                     64       123
    Amortization of deferred net loan fees                       (464)     (301)
    Deferral of net loan fees                                      98       819
    Increase in accounts payable
          and accrued expenses                                  1,289         -

      Total adjustments                                         2,218     4,866

Net cash provided by operating activities                      14,102    15,295
Cash flows from investing activities:
  Proceeds from the sale or maturity of:
    Interest bearing deposits with other banks                  2,719     5,448
    Investment  securities available for sale                  33,824    10,916
    Investment  securities held to maturity                    22,606    49,475
  Purchase of:
    Interest bearing deposits with other banks                 (2,404)   (1,218)
    Investment securities held to maturity                    (41,475)  (34,997)
    Investment securities available for sale                  (39,076)  (11,620)
  Increase in loans                                           (12,633)  (27,312)
  Gross proceeds from sale of loans                            10,792     4,772
  Capital expenditures                                         (2,120)   (1,246)
  Sale of fixed assets and other property owned                   226        56
  Decrease (Increase) in federal funds sold                     5,510   (10,336)
  Acquisition of bank (net of $562 cash received in                 -    (1,880)
acquisition)

Net cash used in investing activities                         (22,031)  (17,942)
Cash flows from financing activities:
  Increase in deposits                                          8,182     9,467
  Decrease (increase) in short-term borrowings, net             2,415   (12,299)
  Principal payment on long-term debt                            (350)     (350)
  Proceeds from long-term debt                                     -      5,000
  Net change in other interest bearing liabilities                 14        14
  Dividends paid                                               (2,714)   (3,465)
  Tax benefit from preferred stock dividend
           and stock option activity                              172       102
  Issuance of common stock                                        840       741
  Acquisition of treasury stock                                (2,221)   (2,878)
Proceeds from sale of treasury stock                              724         -

Net cash provided by (used in) financing activities             7,062    (3,668)

Net decrease in cash and due from banks                         $(867)  $(6,315)


Cash and due from banks at beginning of period                $38,796   $42,151
Cash and due from banks at end of period                       37,929    35,836
Net decrease in cash and due from banks                         $(867)  $(6,315)


Interest paid                                                 $23,200   $20,912
Income taxes paid                                               5,189     4,222


                  OMEGA FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NINE AND THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

A.   Basis of Presentation:

     The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the nine months and three months ended September 30, 1996, are not necessarily indicative of the results that may be experienced for the year ending December 31, 1996 or any other interim period. For further information, refer to the Consolidated Financial Statements and Footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

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

C.   Commitments and Contingent Liabilities:

     In the ordinary course of business, Omega and its subsidiaries make commitments to extend credit to their customers. At September 30, 1996 and December 31, 1995 standby letters of credit issued and outstanding amounted to $15,128,000 and $15,770,000, respectively. These letters of credit are not reflected in the accompanying financial statements. Management does not anticipate any significant losses as a result of these transactions.

     At September 30, 1996, the Corporation had $103,511,000 outstanding in unused lines of credit commitments extended to its customers. Of this amount, $28,689,000, or 27.7%, are commitments to consumers for home equity lines of credit and credit card limits. The remainder, $74,822,000, are commercial commitments.

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

                       Computations of Per Share Earnings
                    (In thousands, except per share amounts)
                                  (Unaudited)
                                                   Three Months Ended          Nine Months Ended
                                                      September 30,              September 30,
                                                   1996          1995           1996          1995

PRIMARY EARNINGS PER SHARE

Net income.................................         $4,081         $3,760         $11,884    $10,429
Dividend requirements for preferred stock,
  net of tax benefits......................           (74)           (72)           (222)      (216)

Net earnings applicable to common stock....          4,007          3,688          11,662     10,123



Shares and equivalents outstanding:
Weighted average number of common
  shares outstanding.......................          6,038          5,990           6,040      5,973
Common stock equivalents - options.........             65             67              67         60

Weighted average of common shares
  outstanding and equivalents..............          6,103          6,057           6,107      6,033


Primary earnings per common share..........          $0.66          $0.61           $1.91      $1.69

FULLY DILUTED EARNINGS PER SHARE

Net income.................................         $4,081         $3,760         $11,884    $10,429
Additional cash contribution required to
service
  debt on assumed conversion of preferred
  stock (tax effected).....................           (42)           (45)           (130)      (129)

Net earnings applicable to common stock....          4,039          3,715          11,754     10,300
Shares and equivalents outstanding:
Weighted average number of common
  shares outstanding.......................          6,038          5,990           6,040      5,973
Common stock equivalents - options.........             65             70              67         70
Assumed conversion of preferred stock
  outstanding and equivalents..............            231            231             231        231

Weighted average of common shares
  outstanding and equivalents..............          6,334          6,291           6,338      6,274



Fully diluted earnings per common share              $0.64          $0.59           $1.86      $1.64


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


G.   Defined Benefit Plan

     During 1994, management developed a plan to terminate its defined benefit plan and settle the vested benefits of the plan's participants. In anticipation of the execution of management's plan, Omega froze the accrual of benefits under the Omega defined benefit plan effective April 15, 1994. The termination was approved by Omega's Board of Directors during 1995 and the Corporation received notification of the Internal Revenue Service's approval of the termination in September 1996. During 1995, Omega purchased an annuity contract which effectively settled the Corporation's obligations to retired employees receiving benefit. Management expects to complete the termination of the defined benefit plan and settlement of the active employees' vested benefits in 1996. The active employees have several options regarding the settlement of their vested benefits. These options include a lump sum payment, an annuity purchase, a transfer of their vested benefits to a defined contribution plan or a transfer of their vested benefits to an individual retirement account. In completing the remaining settlement of the defined benefit plan, the shortfall, if any, between the then fair value of plan assets and the final settlement amount of plan obligations will be charged against earnings. However, management does not believe the net impact of the termination of Omega's defined benefit plan will have a material effect on Omega's financial position or results of operations.

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


                  OMEGA FINANCIAL CORPORATION AND SUBSIDIARIES





Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS



1.   Comparison of the Nine and Three Months Ended September 30, 1996 and 1995

                               Operations
                               ----------

     A.   Nine months ended September 30, 1996 and 1995

     For the first nine months of 1996, income before taxes increased by $2,271,000, or 15.4%, compared to the same period in 1995. A $1,790,000, or
     5.6% increase in the corporation's income from credit activities was a significant factor in this achievement.
     Non-interest income increased $555,000, or 9.3%, while non-interest expense increased by $74,000, or 0.3%, resulting in a $481,000 decrease in net operating expense for the period.

     The tax provision for the first nine months of 1996 increased by $816,000, or 18.9% when compared to the first nine months of 1995. The effective tax rate rose to 30.2% in 1996 from 29.3% in 1995, as a consequence of a continued reduction in tax-exempt income resulting from a smaller percentage of tax-exempt investments to total assets in 1996 than in 1995.

     B.   Three months ended September 30, 1996 and 1995

     The third quarter's income before income taxes increased $555,000, or 10.5%, when compared to the same period in 1995. A $410,000 increase in net interest income was primarily responsible for the earnings improvement.

     After the income tax provision (which increased by $234,000, or 15.3% compared to the same period in 1995) was deducted from earnings, net income improved $321,000, or 8.5%, over the third quarter of 1995. The effective tax rate for the third quarter of 1996 increased to 30.2% from 28.9% in the third quarter of 1995 as levels of tax exempt investments have fallen slightly.

     Following are selected key ratios for the period:

                                           Three Months Ended Nine Months Ended
                                             September 30          September 30
                                            -----------------   ----------------
                                             1996      1995       1996    1995
                                            -------   -------   --------  -----
     Return on average assets (annualized).. 1.60%     1.54%       1.57%   1.47%
     Return on average equity (annualized)..12.50     12.58       12.34   11.94
     Dividend payout ratio (common).........31.07     28.91       31.01   30.38
     Average equity to average assets.......12.82     12.25       12.72   12.32


                          Net Interest Income
                           -------------------

     A.   Nine months ended September 30, 1996 and 1995

     Omega's net interest income for the first nine months of 1996 improved by $2,087,000, or 6.4%, with most of the improvement due to volume increases. Average earning assets grew by $60,710,000 since September of 1995. Approximately 47%, or $28,777,000, of the increase resulted from the purchase of Montour Bank, which was consummated in the third quarter of 1995. The remaining increase of $31,933,000 resulted from other growth. Average deposits increased by $48,687,000, or 6.0% (with Montour Bank's $24,973,000), in 1996 as compared to the previous year. Total funding sources cost 3.19% in 1996, compared to 3.18% in 1995, while earning assets yielded 8.06% in 1996 and in 1995, resulting in a 1 basis point decrease in net interest margin.

     B.   Three months ended September 30, 1996 and 1995

     The net interest margin, at 4.88% for the third quarter of 1996, was 7 basis points lower than in the third quarter of 1995. As the prime rate was 50 basis points lower during the third quarter of 1996 than in the third quarter of 1995, yields on prime-based loans were generally lower in 1996. As a result, yields on average earning assets were 22 basis points lower in 1996 than in 1995, while the cost to fund earning assets fell by only 15 basis points.

     Following are key net interest margin ratios (annualized):
                                      Three Months Ended    Nine Months Ended
                                         September 30,        September 30,

                                        1996       1995       1996      1995

Yield on average earning assets....     8.02%     8.24%       8.06%     8.06%

Cost to fund earning assets........     3.14      3.29        3.19      3.18

Net interest margin................     4.88      4.95        4.87      4.88

Net interest margin-tax equivalent.     5.04      5.13        5.03      5.06

     At September 30, 1996, Omega had $415,621,000 of earning assets scheduled to reprice over the next twelve months as compared to $414,123,000 in interest bearing liabilities. This means that if rates rose by 100 basis points on October 1, Omega's net interest income over a one year period would increase by $1,093,000, or 2.3%, assuming that the volumes do not grow and the mix of the balance sheet does not change. Conversely, a reduction in rates would have a negative impact of a similar magnitude.

                        Other Income and Expense
                        ------------------------

     A..  Nine months ended September 30, 1996 and 1995

     Other income increased by $555,000 for the first nine months of 1996 when compared to the same period last year. Service fees increased by $302,000, or 8.1%, and trust fees increased in 1996 by $153,000, or 8.7% over 1995. Net security gains, at $561,000 through September of 1996, were $115,000, or 25.8% ahead of 1995.

     As a percentage of average assets, other income, net of security gains and losses, annualized was .79% for the first nine months of 1996 as compared to .78% in 1995.

     Other expenses were $74,000, or 0.3% higher for the first nine months of 1996 than for the same period in 1995. Salaries and employee benefits increased by $527,000, or 4.4% while occupancy, equipment and data processing service expenses decreased by a total of $121,000, or 2.8%. Approximately one half of the net increase of $406,000 is due to the addition of Montour Bank. FDIC insurance premium expense has been virtually eliminated at Omega Financial Corporation in 1996, due to its banks' top ratings within the FDIC system, resulting in a decrease in premium expense of $846,000. Other non-interest expenses have increased by $514,000, or 8.2%. Expenses associated with the addition of Montour Bank account for $269,000, or 52% of the total increase.

     As a percentage of average assets, annualized expenses for the nine month period ending September 30, 1996 was 3.10% as compared to 3.30% for the same period in 1995.

     B.   Three months ended September 30, 1996 and 1995

     Other income increased $233,000, or 12.0% for the third quarter of 1996 as compared to the same period in 1995. In 1996 service fee income increased by $119,000, or 9.2%, and trust fee income increased by $32,000, or 5.5%. Net gains from the sale of investment securities increased by $101,000 in 1996.

     As a percentage of average assets, other income net of security gains and losses annualized was .80% for the third quarter of 1996 as compared to .78% in 1995.

     Other expenses were $105,000, or 1.3% less for the third quarter of 1996 than for the same period in 1995. Salaries and employee benefits were $253,000, or 6.3% higher in 1996 as in 1995. Occupancy expense has decreased by 32.6%, while equipment and data processing expense decreased by 4.1%. FDIC insurance premiums increased in 1996, as 1995 results reflected a refund from the FDIC. Other non-interest expenses have decreased by 5.6%, or $131,000.

     As a percentage of average assets, annualized expenses for the quarter ended September 30, 1996 were 3.07% and for the same period in 1995 were 3.25%.

2.   Investment Securities
     Management of the investment portfolio entails evaluation and realignment of the size and mix of the portfolio in order to balance various characteristics of the balance sheet, including asset quality, liquidity, yield relationships, maturity and tax planning. The following schedule describes characteristics of the investment portfolio as of September 30, 1996 and December 31, 1995.




                                                      Securities Classified as Available for Sale

                                                                  Gross       Gross    Estimated
                                                     Amortized  Unrealized Unrealized    Market
September 30, 1996                                     Cost       Gains      Losses      Value

U.S. Treasury securities and
    obligations of other U.S. Govern-
    ment agencies and corporations                 $86,731       $112      $(478)     $86,365
Obligations of state and
    political subdivisions                          33,483         168      (315)      33,336
Equity securities                                    4,928       3,501       (24)       8,405

Total                                             $125,142      $3,781     $(817)    $128,106



                                                       Securities Classified as Held to Maturity

                                                                Gross       Gross     Estimated
                                                   Amortized   Unrealized Unrealized    Market
September 30, 1996                                   Cost        Gains      Losses      Value

U.S. Treasury securities and
    obligations of other U.S. Govern-
    ment agencies and corporations                 $5,044       $   9       $(22)     $5,032
Obligations of state and
    political subdivisions                          6,907          12        (41)      6,878
Corporate securities                               27,214          49       (161)     27,102
Mortgage backed securities                         71,724         163       (655)     71,231
Investment in low-income housing                      441           -          -         441
Equity securities (non-marketable)                  4,090           -          -       4,090
Total                                            $115,420        $233      $(879)   $114,774





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

     Total investment securities as a percentage of total assets at September 30, 1996 and December 31, 1995 were 24.0% and 22.1%, respectively. Securities maturing or repriceable in one year or less comprised 38.7% of the total investment securities of $243,526,000 as of September 30, 1996, as compared to 37.9% of total investment securities of $219,708,000 as of December 31, 1995. There was $35,000 in investments in instruments of foreign countries on September 30, 1996.

3.   Interest Bearing Deposits with Other Financial Institutions

     As of September 30, 1996, Omega had $528,000 in interest bearing deposits with other banks. There were no investments in instruments issued by U.S. branches of banks of foreign countries or deposits in banks of foreign countries included in the September 30, 1996 balance.

4.   Loans

     Net loans in the first nine months remained relatively flat, with only a modest increase of 0.2%, bringing the total to $692,923,000.

     Changes in the allowance for loan losses for the nine months ended September 30, 1996 and 1995 were as follows (in thousands):


                                                  1996           1995
                                                ---------      ---------
     Balance at January 1....................   $11,668        $11,057
     Addition of Montour Bank................       -              416

     Charge-offs.............................      (866)          (573)
     Recoveries..............................       295            237
                                                ---------      ---------
         Net charge-offs.....................      (571)          (336)

     Provision for loan losses...............       754            457
                                               ---------      ---------

     Balance at September 30.................   $11,851        $11,594
                                               =========      =========




     The allowance for loan losses is considered adequate by management to cover possible uncollectible loans, as shown in the following table depicting non-performing loans. Management is also of the opinion that the level of loan loss provision is adequate to maintain the allowance at an acceptable level. The allowance for loan losses at September 30, 1996 and 1995 represented 1.68% and 1.64%, respectively, of the total loans outstanding, net of unearned interest.


                                Non-performing Loans
                                 -------------------
                                   (In thousands)
                                                  September 30,  December 31,
                                                     1996           1995
                                                  -----------    ----------
     Non-accrual loans...........................   $1,846         $1,932
     Accruing loans past due 90 days or more.....    1,644          2,697
     Restructured loans......................           14              -
                                                  -----------    ----------
     Total non-performing loans..................   $3,504         $4,629
                                                  ===========    ==========
     Non-performing loans as percent of allowance     29.6%          39.7%

5.   Deposits and Other Sources of Funds

     Deposits provide the primary source of funding for loans and investment securities. During the nine month period ended September 30, 1996, total deposits increased by $8,182,000 or 1.0%, with interest bearing funds increasing $11.9 million and non-interest bearing deposits decreasing by $3.7 million.


6.   Regulatory Capital Compliance

     Risk-based capital standards are issued by bank regulatory authorities in the United States. These capital standards relate a banking company's capital to the risk profile of its assets and provide the basis for which all banking companies and banks are evaluated in terms of capital adequacy. The risk-based capital standards require all banks to have Tier 1 capital of at least 4% and total capital, including Tier 1 capital, of at least 8% of risk-adjusted assets. Tier 1 capital includes common stockholders' equity and qualifying perpetual preferred stock together with related surpluses and retained earnings. Total capital is comprised of Tier 1 capital, limited life preferred stock, qualifying debt instruments, and the reserves for possible loan losses. Banking regulators have also issued leverage ratio requirements. The leverage ratio requirement is measured as the ratio of Tier 1 capital to adjusted average assets. The table below provides a comparison of Omega's and its bank subsidiaries' risk-based capital ratios and leverage ratios to the minimum regulatory requirements for the periods indicated.

                                                              Minimum
                                   September 30,December 31, Regulatory
     Omega Financial Corp               1996        1995    Requirements
     --------------------               ----        ----    ------------
         Risk based capital ratios:
           Tier 1...................   18.35%      17.21%        4.00%
           Total capital............   19.61       18.47         8.00
         Leverage ratio.............   12.39       11.85         3.00
     Omega Bank, N.A.
     ----------------
         Risk based capital ratios:
           Tier 1...................   17.91%      16.48%        4.00%
           Total capital............   19.16       17.73         8.00
         Leverage ratio.............   11.86       11.38         3.00
     Hollidaysburg Trust Company
     ---------------------------
         Risk based capital ratios:
           Tier 1...................   15.60%      14.98%        4.00%
           Total capital............   16.86       16.24         8.00
         Leverage ratio.............   10.98       10.58         3.00
     Penn Central National Bank
     --------------------------
         Risk based capital ratios:
           Tier 1...................   20.28%      19.02%        4.00%
           Total capital............   21.55       20.29         8.00
         Leverage ratio.............   12.18       11.74         3.00
     Montour Bank
     ------------
         Risk based capital ratios:
           Tier 1...................   10.01%       9.71%        4.00%
           Total capital............   11.18       10.97         8.00
         Leverage ratio.............    8.27        7.93         3.00
     Pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), the FDIC has issued a rule which sets the capital level for each of the five capital categories established in FDICIA. As required by FDICIA, the regulations specify the levels at which an insured institution would be considered "well capitalized", "adequately capitalized", "undercapitalized", "significantly undercapitalized", or "critically undercapitalized". At September 30, 1996, Omega and each of its banking subsidiaries met the regulatory definition of a "well capitalized" financial institution, i.e., a leverage ratio exceeding 5%, Tier 1 capital exceeding 6%, and total capital exceeding 10%.



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