Form 10-K
period 1996-12-31
OMEGA FINANCIAL CORP /PA/
filed 1997-03-28
CIK 705671

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                   For the Fiscal Year ended December 31, 1996

                                       or

(  )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

     For the transition period from __________________ to __________________

                           Commission File No. 0-13599
                                               -------

                           Omega Financial Corporation
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)


                 Pennsylvania                           25-1420888
       -------------------------------      -----------------------------------
       (State or other jurisdiction of      (IRS Employer Identification Number)
        incorporation or organization)


               366 Walker Drive
               State College, PA                             16801
   ----------------------------------------                ----------
   (Address of principal executive offices)                (Zip Code)


Registrant's telephone number, including area code: (814) 231-7680

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:


  Common Stock, par value $5.00                          6,025,348
  -----------------------------                -----------------------------
        (Title of Class)                       (Number of shares outstanding
                                                  as of February 26, 1997)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes _X_   No ___

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the voting stock held by non-affiliates of the Registrant as of February 26, 1997 was $224,271,221.(1)

                       DOCUMENTS INCORPORATED BY REFERENCE

  (Specific sections incorporated are identified under applicable items herein)


         Certain portions of the Company's Annual Report to Shareholders for the year ended December 31, 1996 are incorporated by reference in Parts II and IV of this Report.

         With the exception of the information incorporated by reference in Parts II and IV of this Report, the Company's Annual Report to Shareholders for the year ended December 31, 1996 is not to be deemed "filed" with the Securities and Exchange Commission for any purpose.

         Certain portions of the Company's Proxy Statement to be filed in connection with its 1997 Annual Meeting of Shareholders are incorporated by reference in Part III of this Report.

         Other documents incorporated by reference are listed in the Exhibit Index.


--------------------------------

(1) The aggregate dollar amount of the voting stock set forth equals the number of shares of the Company's Common Stock outstanding, reduced by the amount of Common Stock held by officers, directors, shareholders owning in excess of 10% of the Company's Common Stock and the Company's employee benefit plans multiplied by the last reported sale price for the Company's Common Stock on February 26, 1997. The information provided shall in no way be construed as an admission that any officer, director or 10% shareholder of the Company, or any employee benefit plan, may be deemed an affiliate of the Company or that such person or entity is the beneficial owner of the shares reported as being held by such person or entity, and any such inference is hereby disclaimed. The information provided herein is included solely for record keeping purposes of the Securities and Exchange Commission.

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

         Peoples was incorporated on June 24, 1982 and became an active bank holding company on December 7, 1982 through the acquisition of all of the outstanding shares of Peoples National Bank of Central Pennsylvania ("Peoples Bank"). Heritage was incorporated on June 21, 1982 and became an active bank holding company on December 31, 1982 through the acquisition of all of the outstanding shares of The Russell National Bank ("Russell Bank"). As a result of the merger of Heritage into Peoples, Omega became the holding company for both Peoples Bank and Russell Bank. On January 28, 1994, Penn Central Bancorp, Inc. ("Penn Central"), a bank holding company, merged into Omega. As a result of the merger of Penn Central into Omega, Omega became the holding company for Penn Central's five wholly-owned subsidiaries: Penn Central National Bank ("Penn Central Bank"), Hollidaysburg Trust Company ("Hollidaysburg"), the First National Bank of Saxton ("Saxton Bank"), Penn Central Bancorp Life Insurance Company and Penn Central Bancorp Investment Company. On February 18, 1995, Peoples Bank and Russell Bank merged to form Omega Bank N.A. ("Omega Bank") and on March 18, 1995, Saxton Bank merged into Penn Central Bank. On August 1, 1995, Omega acquired all of the outstanding shares of Montour Bank ("Montour"). On December 31, 1996, Montour was merged into Omega Bank. Unless the context otherwise requires, the "Company" refers to Omega Financial Corporation and its consolidated subsidiaries and the "Banks" refers to the Company's banking subsidiaries.

BANKING SERVICES

         The Banks currently provide retail and commercial banking services through 41 offices in Central Pennsylvania. Omega Bank operates 25 full service banking offices in Centre, Clinton, Montour, Mifflin, and Juniata counties. Penn Central Bank operates six full service banking offices in Huntingdon and Bedford counties, and Hollidaysburg operates nine full service banking offices in Blair County.

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

         As of December 31, 1996, the Banks operated an aggregate of 37 automated teller machines (ATMs) at various locations. The Banks are members of the Money Access Center ("MAC") System and the "Plus System." The MAC System operates throughout Pennsylvania and the "Plus System" operates nationwide.

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

         In commercial transactions, the Banks' respective legal lending limits to a single borrower (approximately $8,918,000 for Omega Bank, $3,189,000 for Penn Central Bank, and $3,699,000 for Hollidaysburg Trust Company, as of December 31, 1996) enable them to compete effectively for the business of small and midsized businesses. However, this legal lending limit is considerably lower than that of various competing institutions and thus may act as a constraint on each Bank's effectiveness in competing for financings in excess of the limit.

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

         Other competitors, including credit unions, consumer finance companies, insurance companies, and money market mutual funds, compete with certain lending and deposit gathering services offered by the Banks. The Banks also compete with insurance companies, investment counseling firms, mutual funds and other business firms and individuals in corporate and trust investment management services.

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

         The Company is generally prohibited under the BHC Act from engaging in, or acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company engaged in nonbanking activities unless the FRB, by order or regulation, has found such activities to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. In making such determination, the FRB considers whether the performance of these activities by a bank holding company can reasonably be expected to produce benefits to the public which outweigh the possible adverse effects. The FRB has by regulation determined that certain activities are closely related to banking within the meaning of the BHC Act. These activities include, among others, operating a mortgage, finance, credit card or factoring company; performing certain data processing operations; providing investment and financial advice; acting as an insurance agent for certain types of credit-related insurance; leasing personal property on a full-payout, non-operating basis; and certain stock brokerage and investment advisory services.

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

         Hollidaysburg Trust Company. Hollidaysburg Trust Company is a state chartered non-member banking institution subject to regulation by the Pennsylvania Department of Banking. As an insured bank under the Federal Deposit Insurance Act, Hollidaysburg is also regulated by the FDIC. Some of the aspects of the lending and deposit business of Hollidaysburg which are regulated include personal lending, mortgage lending, and reserve requirements. Representatives of the Pennsylvania Department of Banking and the FDIC regularly conduct examinations of Hollidaysburg, and Hollidaysburg must furnish quarterly reports to the Pennsylvania Department of Banking and the FDIC.

         The operations of each of the Banks are also subject to numerous Federal, state and local laws and regulations which set forth specific restrictions and procedural requirements with respect to the extension of credit, credit practices, the disclosure of credit terms and discrimination in credit transactions. The deposits of the Banks are insured by the Bank Insurance Funds ("BIF") of the FDIC. The Banks also are subject to certain limitations on the amount of cash dividends that they can pay. See Note 18 of Notes to the Company's Consolidated Financial Statements, contained in Exhibit 13.1.

         Capital Regulation. The Company and each of the Banks are subject to risk-based capital standards by which all bank holding companies and banks are evaluated in terms of capital adequacy. These standards relate a banking company's capital to the risk profile of its assets. The risk-based capital standards require that bank holding companies and banks must have Tier 1 capital of at least 4% and total capital, including Tier 1 capital, equal to at least 8% of its total risk-adjusted assets. Tier 1 capital includes common stockholders' equity and qualifying perpetual preferred stock together with related surpluses and retained earnings. The remaining portion of this capital standard, known as Tier 2 capital, may be comprised of limited life preferred stock, qualifying subordinated debt instruments, and the reserves for possible loan losses.

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

         See Note 21 of Notes to the Company's Consolidated Financial Statements, contained in the Company's Annual Report, for a table that provides a comparison of Omega's and each of the Bank's risk based capital ratios and the leverage ratio to minimum regulatory requirements.

         Federal Banking Agencies have broad powers to take corrective action to resolve problems of insured depository institutions. The extent of these powers depends upon whether the institutions in question are "well capitalized," "adequately capitalized," "under capitalized", "significantly undercapitalized," or "critically undercapitalized."

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

         All of the bank regulatory agencies have issued final rules that amend their capital guidelines for interest rate risk and requires such agencies to consider in their evaluation of a bank's capital adequacy the exposure of a bank's capital and economic value to changes in interest rates. These final rules do not establish an explicit supervisory threshold. The agencies intend, at a subsequent date, to incorporate explicit minimum requirements for interest rate risk into their risk based capital standards and have proposed a supervisory model to be used together with bank internal models to gather data and hopefully propose at a later date explicit minimum requirements.

RECENT LEGISLATION

         On September 29, 1994, the President signed into law the "Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994" (the "Interstate Act"). Among other things, the Interstate Act permits bank holding companies to acquire banks in any state one year after enactment. Pennsylvania law was amended to authorize any out-of-state bank holding company to acquire control of any state or national bank located in Pennsylvania after it receives prior written approval from the Pennsylvania Department of Banking. Beginning June 1, 1997, a bank may merge with a bank in another state so long as both states have not opted out of interstate branching between the date of enactment of the Interstate Act and May 31, 1997. States may enact laws opting out of interstate branching before June 1, 1997, subject to certain conditions. States may also enact laws permitting interstate merger transactions before June 1, 1997 and host states may impose conditions on a branch resulting from an interstate merger transaction that occurs before June 1, 1997, if the conditions do not discriminate against out-of-state banks, are not preempted by Federal law and do not apply or require performance after May 31, 1997. Pennsylvania has enacted a law opting in immediately to interstate merger and interstate branching transactions. Interstate acquisitions and mergers would both be subject, in general, to certain concentration limits and state entry rules relating to the age of the bank.

         Under the Interstate Act, the Federal Deposit Insurance Act is amended to permit the responsible Federal regulatory agency to approve the acquisition of a branch of an insured bank by an out-of-state bank or bank holding company without the acquisition of the entire bank or the establishment of a "de novo" branch only if the law of the state in which the branch is located permits out-of-state banks to acquire a branch of a bank without acquiring the bank or permits out-of-state banks to establish "de novo" branches. Pennsylvania has passed such a law.

         The foregoing necessarily is a summary and general description of certain provisions of the Interstate Act and does not purport to be complete. Many of the provisions will be implemented through the adoption of regulations by the various Federal banking agencies. Moreover, many of the significant provisions of the legislation have not yet become effective. As of the date hereof, the Company is continuing to study the legislation and regulations relating to the legislation but cannot yet assess its impact on the Company.

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

EMPLOYEES

         As of December 31, 1996, the Company had a total of 459 full-time employees and 101 part-time employees.

INVESTMENT CONSIDERATIONS

         In analyzing whether to make or to continue an investment in the Company, investors should consider, among other factors, the following:

         Economic Conditions and Related Uncertainties. Commercial banking is affected, directly and indirectly, by local, domestic, and international economic and political conditions, and by governmental monetary and fiscal policies. Conditions such as inflation, recession, unemployment, volatile interest rates, tight money supply, real estate values, international conflicts and other factors beyond the Company's control may adversely affect the potential profitability of the Company. Any future rises in interest rates, while increasing the income yield on the Company's earnings assets, may adversely affect loan demand and the cost of funds and, consequently, the profitability of the Company. Any future decreases in interest rates may adversely affect the Company's profitability because such decreases may reduce the amounts which the Company may earn on its assets. Economic downturns could result in the delinquency of outstanding loans. Management does not expect any one particular factor to materially affect the Company's results of operations. However, downtrends in several areas, including real estate, construction and consumer spending, could have an adverse impact on the Company's ability to remain profitable.

         Effect of Interest Rates on the Banks and the Company. The operations of financial institutions such as the Company are dependent to a large degree on net interest income which is the difference between interest income from loans and investments and interest expense on deposits and borrowings. An institution's net interest income is significantly affected by market rates of interest which in turn are affected by prevailing economic conditions, by the fiscal and monetary policies of the federal government and by the policies of various regulatory agencies. At December 31, 1996, total interest earning assets maturing or repricing within one year exceeded total interest bearing liabilities maturing or repricing during the same time period by $2.380 million, representing a positive cumulative one year sensitivity ratio of 1.01. If interest rates fall, the Company would experience a decrease in net interest income. Like all financial institutions, the Company's balance sheet is affected by fluctuations in interest rates. Volatility in interest rates can also result in disintermediation, which is the flow of funds away from financial institutions into direct investments, such as US Government and corporate securities and other investment vehicles, including mutual funds, which, because of the absence of federal insurance premiums and reserve requirements, generally pay higher rates of return than financial institutions. See "Item 7:
Management's Discussion of Financial Condition and Results of Operations."

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

         "Anti-Takeover" and "Anti-Greenmail" Provisions and Management Implications. The Articles of the Company presently contain certain provisions which may be deemed to be "anti-takeover" and "anti-greenmail" in nature in that such provisions may deter, discourage or make more difficult the assumption of control of the Company by another corporation or person through a tender offer, merger, proxy contest or similar transaction or series of transactions. The overall effects of the "anti-takeover" and "anti-greenmail" provisions may be to discourage, make more costly or more difficult, or prevent a future takeover offer, prevent shareholders from receiving a premium for their securities in a takeover offer, and enhance the possibility that a future bidder for control of the Company will be required to act through arms-length negotiation with the Company's Board of Directors. Copies of the Articles of the Company are on file with the Securities and Exchange Commission and the Pennsylvania Secretary of State.

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

         Omega Bank

                  117 South Allen Street, State College, PA (Main Office) (ATM) 222 South Allen Street, State College, PA
                  1480 East College Ave., State College, PA (ATM)
                  137 North Allegheny Street, Bellefonte, PA (ATM)
                  Fourth and Olive Streets, Snow Shoe, PA
                  Main Street, Rebersburg, PA
                  Main Street, Millheim, PA
                  400 East Boal Avenue, Boalsburg, PA (ATM)
                  100 High Street, Port Matilda, PA (ATM)
                  Main and Mill Streets, Loganton, PA
                  201 Mill Street, Milesburg, PA
                  32 East Market St., Lewistown, PA (Main Office) (ATM)
                  1250 West Fourth St., Lewistown, PA
                  111 North Logan Blvd., Burnham, PA
                  Main Street, Mifflin, PA
                  On the Square, Thompsontown, PA
                  10 Carriage House Lane, Reedsville, PA (ATM)
                  East Main Street, Allensville, PA
                  Route 522 North, Lewistown, PA (ATM only)
                  1519 Bloom Road, Danville, PA

         Hollidaysburg Trust Company

                  218 - 224 Allegheny Street, Hollidaysburg, PA (Main Office) 113 West Allegheny Street, Martinsburg, PA (ATM)
                  215 High Street, Williamsburg, PA
                  1567 East Pleasant Valley Boulevard, Altoona, PA
                  430 East 25th Avenue, Altoona, PA (ATM)

         Penn Central National Bank

                  431 Penn Street, Huntingdon, PA  (Main Office)
                  16-20 East Shirley Street, Mount Union, PA
                  Main Street, Alexandria, PA
                  Route 26, James Creek, PA
                  911 Church Street, Saxton, PA
                  708 Main Street, Saxton, PA (ATM only)

         The Banks operate branch offices and ATMs at the following locations which are leased by the Company. The leases for these properties have expiration dates ranging from 1997 to 2011.

         Branches

                  Westerly Parkway, State College, PA (ATM)
                  1811 South Atherton Street, State College, PA (ATM)
                   building owned, land leased.
                  1667 North Atherton Street, State College, PA (ATM)
                   building owned, land leased.
                  Routes 45 and 144, Centre Hall, PA
                  366 East College Avenue, State College, PA (ATM) 520 Third Avenue, Duncansville, PA (ATM)
                  3014 Pleasant Valley Boulevard, Altoona, PA (ATM) 300 Spring Plaza, Roaring Spring, PA (ATM)
                  5812 Sixth Avenue, Altoona, PA (ATM)
                   building owned, land leased.

         ATMs
                  Weis Shopping Plaza, Mifflintown, PA
                  Penn State University Campus, State College, PA (2) 414 East College Avenue, State College, PA
                  2844 West College Avenue, State College, PA

                  110 1/2 Burrowes Street, State College, PA
                  Centre Community Hospital, 1800 East Park Avenue,
                   State College, PA
                  116 W. College Ave., State College, PA
                  135 S. Pugh Street, State College, PA
                  I-80 Exit 22 and Rt 144, Snow Shoe, PA
                  Sheetz Store, 1671 East Pleasant Valley Boulevard, Altoona, PA Sheetz Store, 1100 Blair Street, Hollidaysburg, PA
                  Martin General Store, Route 22, Alexandria, PA
                  JC Blair Memorial Hospital, Warm Springs Avenue,
                   Huntingdon, PA
                  Ames Store, Route 22 Plaza, Huntingdon, PA
                  Sheetz Store, 4th Street and Rt. 22, Huntingdon, PA
                  Sheetz Store, Jefferson Street, Mount Union, PA
                  Sheetz Store, 14th and Moore Streets, Huntingdon, PA
                  Martin General Store, 300 High Street, Williamsburg, PA

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


       Name                        Age                                          Position
       ----                        ---                                          ---------

Daniel L. Warfel                   50                Executive Vice President and Chief Financial Officer of the
                                                     Company since 1987; Executive Vice President and Director of
                                                     Omega Bank since 1983.

David N. Thiel                     53                Senior Vice President and Secretary of the Company since
                                                     1987; Vice President, Secretary and Cashier of Omega Bank
                                                     since 1973.

JoAnn N. McMinn                    44                Senior Vice President and Controller of
                                                     the Company since 1988; Vice President and
                                                     Controller of Omega Bank since 1976.


                                     PART II


Item 5:  Market for the Registrant's Common Stock and Related Stockholder
         Matters

         Incorporated by reference from the section entitled "Common Stock Market Prices and Dividends" in the Company's Annual Report to Shareholders for the year ended December 31, 1996. As of February 26, 1997, the number of shareholders of the Company's common stock was 2,877.

         The company did not sell any equity securities during 1996 which were not registered under the Securities Act.

         On March 25, 1997 the Company declared a 3 for 2 stock split to be issued in the form of a stock dividend for shareholders of record April 18, 1997, to be distributed on April 30, 1997.

Item 6:  Selected Financial Data

         Incorporated by reference from the section entitled "Selected Financial Data" in the Company's Annual Report to Shareholders for the year ended December 31, 1996.


Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations

         Incorporated by reference from the sections entitled "Management's Discussion and Analysis - Results of Operations" and " - Financial Condition" in the Company's Annual Report to Shareholders for the year ended December 31, 1996.


Item 8:  Financial Statements and Supplementary Data

         Incorporated by reference from the Company's Consolidated Financial Statements and the Notes to Consolidated Financial Statements thereto included in the Company's Annual Report to Shareholders for the year ended December 31, 1996.


Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None

                                    PART III


Item 10:  Directors and Executive Officers of the Registrant

         Incorporated by reference from the Company's Proxy Statement relating to the 1997 Annual Meeting of Shareholders to be filed pursuant to General Instruction G(3) to Form 10-K, except information concerning certain Executive Officers of the Company which is set forth in Item 4.1 hereof.


Item 11:  Executive Compensation

         Incorporated by reference from the Company's Proxy Statement relating to the 1997 Annual Meeting of Shareholders to be filed pursuant to General Instruction G(3) to Form 10-K.


Item 12:  Security Ownership of Certain Beneficial Owners and Management

         Incorporated by reference from the Company's Proxy Statement relating to the 1997 Annual Meeting of Shareholders to be filed pursuant to General Instruction G(3) to Form 10-K.


Item 13:  Certain Relationships and Related Transactions

         Incorporated by reference from the Company's Proxy Statement relating to the 1997 Annual Meeting of Shareholders to be filed pursuant to General Instruction G(3) to Form 10-K.

                                     PART IV

Item 14:  Exhibits, Financial Statement Schedules and Reports on Form 8-K

          (a) Documents filed as part of this report:

              (1) Financial Statements. The following consolidated financial statements and the notes thereto of the Company, which are included in the Company's Annual Report to Shareholders for the year ended December 31, 1996, and the report of independent public accountants which is also included in such Annual Report, are incorporated herein by reference into Item 8 of this Report:

         Consolidated Balance Sheets -
                  December 31, 1996 and 1995

         Consolidated Statements of Income
                  Years ended December 31, 1996, 1995 and 1994

         Consolidated Statements of Shareholders' Equity -
                  Years ended December 31, 1996, 1995 and 1994

         Consolidated Statements of Cash Flows
                  Years ended December 31, 1996, 1995 and 1994

         Notes to Consolidated Financial Statements

         Report of Independent Certified Public Accountants

         (2) Financial Statement Schedules. Financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Exhibits filed pursuant to Item 601 of Regulation S-K


           Number                                       Title
           ------                                       -----
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

           *10.10(4)                Second Amendment to Peoples (now Omega) Employee Retirement Plan.

           *10.11(7)                TRA '86 Amendments to Peoples (now Omega) Employee Retirement Plan.

           *10.12(5)                Form of Peoples Bank Executive Supplemental Income Agreement.

           *10.13(1)                Form of Russell Bank Deferred Compensation Agreement for Directors.

            10.14(1)                Credit Agreement, dated December 6, 1985, between the Company and Pittsburgh
                                    National Bank.

           *10.15(3)                Salary Continuation Agreement, dated January 15, 1985, between the Company and
                                    Charles H. Zendt, Jr.

           *10.16                   Intentionally omitted.

           *10.17(4)                Omega Executive Incentive Compensation Plan.

           10.18                    Intentionally omitted.

           10.19                    Intentionally omitted.

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

           10.22(7)                 Pledge and Security Agreement between Omega and the ESOP Trust.

           10.23(7)                 Mortgage from Omega to Mid-State.




           Number                                       Title
           ------                                       -----

           *10.24(10)               Severance Agreement, as amended, with D. Stephen Martz.

           *10.25(10)               Severance Agreement, as amended, with Robert T. Gentry.

           *10.26(11)               1994 Stock Option Plan for Non-Employee Directors

           10.27                    Intentionally omitted.

           *10.28(13)               Directors Deferred Compensation Agreements for Peoples National Bank and Omega
                                    Financial Corporation

           *10.29(14)               1996 Employee Stock Option Plan

           10.30                    Second Amendment to Omega Amended and Restated Employee Stock Ownership Plan
                                    (filed herewith)

           13.1                     Annual Report to Shareholders for the year ended December 31, 1996 (such reports, except for those portions expressly incorporated by reference in this
                                    Annual Report on Form 10-K, is furnished for the information of the Commission and is not to be deemed filed as part of this Report).

           21.1                     Subsidiaries of the Registrant (filed herewith)

           23.1                     Consent of Arthur Andersen L.L.P.

           27.1                     Financial Data Schedule


           (b)  Reports on Form 8-K.
                 None.

-----------------
*   Indicates management contract or compensatory plan, contract or arrangement.

 (1) Incorporated by reference from Omega's (formerly Peoples') Annual
     Report on Form 10-K for the year ended December 31, 1986.
 (2) Incorporated by reference from Omega's (formerly Peoples' Registration Statement on Form S-4 (File No. 33-9045).
 (3) Incorporated by reference from Omega's Annual Report on Form 10-K for the year ended December 31, 1987.
 (4) Incorporated by reference from Omega's Annual Report on Form 10-K for the year ended December 31, 1988.
 (5) Incorporated by reference from Omega's Annual Report on Form 10-K for the year ended December 31, 1989.
 (6) Incorporated by reference from Omega's Quarterly Report on Form
     10-Q for the period ended June 30, 1990.
 (7) Incorporated by reference from Omega's Annual Report on Form 10-K for the year ended December 31, 1990.
 (8) Incorporated by reference from Omega's Annual Report on Form 10-K for the year ended December 31, 1992.
 (9) Incorporated by reference from Omega's Registration Statement on Form S-4 (File No. 33-71070).
(10) Incorporated by reference from Omega's Annual Report on Form 10-K for the year ended December 31, 1993.

(11) Incorporated by reference from Omega's Registration Statement on Form S-8 (Registration No. 33-82214).
(12) Incorporated by reference from Omega's Registration Statement on Form S-4 (Registration No. 33-91472).
(13) Incorporated by reference from Omega's Annual Report on Form 10-K for the year ended December 31, 1994.
(14) Incorporated by reference from Omega's Annual Report on Form 10-K for the year ended December 31, 1995.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      OMEGA FINANCIAL CORPORATION


                                      By: _________________________________
                                          David B. Lee, Chairman of the Board
                                               and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signatures                                  Title                               Date
----------                                  -----                               -----

______________________              Chairman of the Board, and                  __________________
David B. Lee                        Chief Executive Officer and
                                    Director (Principal Executive)
                                    Officer

______________________              President and Chief                         __________________
D. Stephen Martz                    Operating Officer and Director


______________________              Executive Vice President -                  __________________
Robert T. Gentry                    Director


______________________              Executive Vice President and                __________________
Daniel L. Warfel                    Chief Financial Officer (Principal
                                    Financial Officer)

_______________________             Senior Vice President and Controller        __________________
JoAnn N. McMinn                     (Principal Accounting Officer)


_______________________             Director                                    __________________
Raymond F. Agostinelli


_______________________             Director                                    __________________
Merle K. Evey


_______________________             Director                                    __________________
Philip E. Gingerich



_______________________             Director                                    __________________
David K. Goodman, Sr.




_______________________             Director                                    __________________
George R. Lovette



_______________________             Director                                    __________________
Robert N. Oliver


_______________________             Director                                    __________________
James W. Powers, Sr.


_______________________             Director                                    __________________
Stanton R. Sheetz


_______________________             Director                                    __________________
Robert A. Szeyller
