Form 10-Q
period 1997-03-31
OMEGA FINANCIAL CORP /PA/
filed 1997-05-14
CIK 705671

SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON DC 20549

                                    FORM 10-Q
(Mark One)

[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

                                        or

[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                to

                           Commission File No. 0-13599

        Omega Financial Corporation

       (Exact name of registrant as
         specified in its charter)
               Pennsylvania                                25-1420888

      (State or other jurisdiction or          (IRS Employer Identification No.)
      incorporation of organization)

             366 Walker Drive                                16801

        State College, Pennsylvania                        (Zip Code)

      (Address of principal executive
                 offices)
                                                         (814) 231-7680

                                                 Registrant's Telephone Number,
                                                      Including Area Code:


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was requested to file such reports), and (2) has been subject to such filing requirements for the past ninety days.
    Yes   X    No



      The number of shares outstanding of each of the Registrant's classes of common stock as of May 1, 1997:
                 Common Stock, $5.00 par value - 8,992,253 shares


PART I.  Financial Information
Item 1.  Financial Statements

             OMEGA FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS
                   (In thousands, except share data)
                                                         MARCH 31,     DECEMBER 31,
ASSETS                                                     1997            1996
Cash and due from banks                                       $33,928        $30,380

Interest bearing deposits with other banks                        584            512
Federal funds sold                                             22,350         18,075
Investment securities held to maturity
   (Market value:
   $118,064 and $114,171, respectively)                       118,859        114,192
Investment securities available for sale                      129,418        127,654

Total loans                                                   690,959        698,323
  Less: Unearned discount                                      (1,501)        (1,726)
            Allowance for loan losses                         (11,763)       (11,820)

Net loans                                                     677,695        684,777

Premises and equipment, net                                    17,868         17,638
Other assets                                                   14,860         14,117

TOTAL ASSETS                                               $1,015,562     $1,007,345



LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
  Non-interest bearing                                       $113,333       $114,870
  Interest bearing                                            738,049        731,160

Total deposits                                                851,382        846,030

Short-term borrowings                                           6,924          5,292
Other liabilities                                              11,003         10,332
ESOP debt                                                       4,169          4,213
Long-term debt                                                  5,000          5,000
Other interest bearing liabilities                                515            593

TOTAL LIABILITIES                                             878,993        871,460

Preferred stock, par value $5.00 per share:
  Authorized - 5,000,000 shares;
  Issued and outstanding -
    219,781 shares Series A Convertible                         5,000          5,000
Unearned compensation related to ESOP debt                     (3,313)        (3,375)
Common stock, par value $5.00 per share:
  Authorized -   25,000,000 shares
  Issued -
    9,012,492 shares at March 31, 1997;
    6,104,246 shares at December 31, 1996
  Outstanding -
    9,012,492 shares at March 31, 1997;
    6,033,926 shares at December 31, 1996                      45,062         30,521
Capital surplus                                                 1,768          5,649
Retained earnings                                              85,621         97,749
Cost of common stock in treasury
    70,320 shares at December 31, 1996                              0         (2,266)
Net unrealized gain on securities available for sale            2,431          2,607

TOTAL SHAREHOLDERS' EQUITY                                    136,569        135,885

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                 $1,015,562     $1,007,345




     OMEGA FINANCIAL CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF INCOME
           (In thousands, except share data)
                                              Three Months
                                                 Ended
                                                March 31,
                                             1997       1996
[S]                                       [C]
INTEREST INCOME:
Interest and fees on loans                 $15,060    $15,718
Interest and dividends on investment         3,384      2,951
securities
Other interest income                          304        235

TOTAL INTEREST INCOME                       18,748     18,904

INTEREST EXPENSE:
Interest on deposits                         7,152      7,484
Interest on short-term borrowings               66         30
Interest on long-term debt and
  other interest bearing liabilities            76         80

TOTAL INTEREST EXPENSE                       7,294      7,594

NET INTEREST INCOME                         11,454     11,310
Provision for loan losses                      258        227

INCOME FROM CREDIT ACTIVITIES               11,196     11,083

OTHER INCOME:
Service fees                                 1,389      1,278
Trust fees                                     783        670
Gain on sale of loans                                       4
Gains on Investment securities available       162        212
for sale, net

TOTAL OTHER INCOME                           2,334      2,164

OTHER EXPENSE:
Salaries and employee benefits               4,238      4,148
Net occupancy expense                          551        568
Equipment expense                              434        482
Data processing service                        390        375
Other                                        2,247      2,224

TOTAL OTHER EXPENSE                          7,860      7,797
Income before taxes                          5,670      5,450
Income tax expense                           1,769      1,622

NET INCOME                                  $3,901     $3,828



NET INCOME PER COMMON SHARE:
   Primary                                $    .42   $    .41
   Fully diluted                          $    .41   $    .40
WEIGHTED AVERAGE SHARES AND EQUIVALENTS:
   Primary                               9,192,296  9,173,811
   Fully diluted                         9,554,016  9,519,966

All share and per share information has been restated to give effect to the 3 for 2 stock split.


           OMEGA FINANCIAL CORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (In thousands)
                                                      THREE MONTHS
                                                          ENDED
                                                        MARCH 31,

                                                       1997     1996

Cash flows from operating activities:
  Net income                                           $3,901   $3,828
  Adjustments to reconcile net income to
       net cash provided by operating activities:
    Depreciation and amortization                         646      684
    Provision for loan losses                             258      227
    Gain on sale of investment securities                (162)    (212)
    Gain on sale of fixed assets
       and other property owned                           (15)      (4)
    Gain on sale of loans                                   -       (4)
    Decrease (increase) in deferred tax asset             244      (98)
    Increase in interest receivable and other assets   (1,067)    (887)
    Increase (decrease) in interest payable             (179)    1,705
    Increase in taxes payable                           1,055    1,655
    Amortization of deferred net loan fees                (86)    (145)
    Deferral of net loan fees                              41      380
    Decrease in accounts payable
       and accrued expenses                              (228)  (1,529)

      Total adjustments                                   507    1,772

Net cash provided by operating activities               4,408    5,600

Cash flows from investing activities:
  Proceeds from the sale or maturity of:
    Interest bearing deposits with other banks            412      395
    Investment  securities available for sale          11,812   11,285
    Investment  securities held to maturity             7,071    9,203
  Purchase of:
    Interest bearing deposits with other banks           (484)  (1,332)
    Investment securities held to maturity            (12,554)  (7,961)
    Investment securities available for sale          (13,010) (18,823)
  Decrease (increase) in loans                          6,756  (11,576)
  Gross proceeds from sale of loans                       113    9,794
  Capital expenditures                                   (664)    (820)
  Sale of fixed assets and other property owned           137       74
  Decrease (increase) in federal funds sold            (4,275)   1,210

Net cash used in investing activities                  (4,686)  (8,551)
Cash flows from financing activities:
  Increase in deposits, net                             5,352    3,617
  Increase in short-term borrowings, net                1,632    1,306
  Principal payment on long-term debt                             (350)
  Net change in other interest bearing liabilities        (78)      (8)
  Dividends paid                                       (1,488)     (99)
  Tax benefit from preferred stock dividend
     and stock option activity                             23       64
  Issuance of common stock                                         701
  Acquisition of treasury stock                        (2,885)  (1,305)
  Proceeds from sale of treasury stock                  1,270      432

Net cash used in financing activities                   3,826    4,358

Net increase in cash and due from banks                $3,548   $1,407



Cash and due from banks at beginning of period        $30,380  $38,796
Cash and due from banks at end of period               33,928   40,203

Net increase in cash and due from banks                $3,548   $1,407



Interest paid                                          $7,473   $5,889
Income taxes paid                                         530        3


                  OMEGA FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



THREE MONTHS ENDED MARCH 31, 1997 AND 1996

A.   Basis of Presentation:

     The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1997 are not necessarily indicative of the results that may be experienced for the year ending December 31, 1997 or any other interim period. For further information, refer to the Consolidated Financial Statements and Footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

     The accompanying Consolidated Financial Statements include Omega Financial Corporation (Omega), a bank holding company, and the combined results of its wholly-owned banking and non-banking subsidiaries.

B.   Common Stock Split

     On March 25, 1997, the Board of Directors declared a three for two stock split on the Company's common stock, effected in the form of a dividend to shareholders of record on April 18, 1997. The split was paid on April 30, 1997, first via the reissuance of shares in treasury, to the extent available, with the remainder of the split paid via authorized but unissued shares. The common stock, capital surplus, retained earnings and cost of common stock in treasury balances at March 31, 1997 have been restated to reflect this split. In addition, all share and per share data presented has been restated to reflect the split.

C.   Current and Pending Accounting Changes

     Statement of Financial Accounting Standards No. 125 - Accounting for

     Transfers and Servicing of Financial Assets and Extinguishments of

     Liabilities


     Omega adopted Statement of Financial Accounting Standards (SFAS) No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", as of January 1, 1997. This statement provides accounting and reporting standards for transfers and servicing of financial assets and extinquishment of liabilities. These standards are based on consistent application of a financial-components approach that focuses on control. The Financial Accounting Standards Board (FASB) has also issued Statement No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125", which delays adoption of certain components of Statement No. 125 until January 1, 1998. There was no material effect on the Corporation's financial condition or results of operation upon adoption of this pronouncement.

     Statement of Financial Accounting Standards No. 128 - Earnings per Share


     The FASB has issued Statement No. 128, "Earnings per Share", which is effective for financial statements for both interim and annual periods ending after December 15, 1997. Early adoption is prohibited. The statement replaces primary earnings per share (EPS) with basic EPS and changes the presentation requirements of per-share amounts relating to accounting changes, discontinued operations and extraordinary items. Management believes that the adoption of this statement will not have a material effect on EPS.

D.   Commitments and Contingent Liabilities:

     In the ordinary course of business, Omega and its subsidiaries make commitments to extend credit to their customers. At March 31, 1997 and December 31, 1996 standby letters of credit issued and outstanding amounted to $15,100,000 and $15,197,000, respectively. These letters of credit are not reflected in the accompanying financial statements. Management does not anticipate any significant losses as a result of these transactions.

     At March 31, 1997, the Corporation had $115,299,000 outstanding in unused lines of credit commitments extended to its customers. Of this amount, $30,420,000, or 26.4%, are commitments to consumers for home equity lines of credit and credit card limits. The remainder, $84,879,000, are commercial commitments.

E.   Earnings Per Share Data:

     Primary earnings per share is computed based on the weighted average number of shares and common stock equivalents outstanding during each period. Primary earnings per share is computed by dividing net earnings after preferred stock dividends by the weighted average number of shares and dilutive common stock equivalents outstanding. The outstanding preferred stock is not a common stock equivalent. On a fully-diluted basis, both earnings and shares outstanding are adjusted to assume the conversion of convertible preferred stock from the date of issue. All share and per share data has been restated to give effect to the split.

                       Computations of Per Share Earnings
                    (In thousands, except per share amounts)
                                  (Unaudited)

                                                           Three Months Ended

                                                               March 31,
PRIMARY EARNINGS PER SHARE                                   1997            1996
Net income.........................................             $3,901          $3,828
Dividend requirements for preferred stock,
  net of tax benefits..............................                (75)            (74)

Net earnings applicable to common stock............              3,826           3,754



Shares and equivalents outstanding:
Weighted average number of common
  shares outstanding...............................              9,052           9,062
Common stock equivalents - options.................                140             112

Weighted average of common shares
  outstanding and equivalents......................              9,192           9,174


Primary earnings per common share..................              $0.42           $0.41

FULLY DILUTED EARNINGS PER SHARE

Net income.........................................             $3,901          $3,828
Additional cash contribution required to service
  debt on assumed conversion of preferred
  stock (tax effected).............................                (41)            (45)
Net earnings applicable to common stock............              3,860           3,783



Shares and equivalents outstanding:
Weighted average number of common
  shares outstanding...............................              9,052           9,062
Common stock equivalents - options.................                156             112
Assumed conversion of preferred stock
  outstanding and equivalents......................                346             346

Weighted average of common shares
  outstanding and equivalents......................              9,554           9,520


Fully diluted earnings per common share............              $0.41           $0.40

F.   Investment Considerations

     In analyzing whether to make, or to continue, an investment in Omega, investors should consider, among other factors, certain investment considerations more particularly described in "Item 1: Business - Investment Considerations" in the Company's Annual Report on Form 10-K for the year ended December 31, 1996, a copy of which can be obtained from David N. Thiel, Senior Vice President, Omega Financial Corporation, 366 Walker Drive, State College, Pennsylvania 16801.

G.   Forward Looking Statements

     The information in this Report on Form 10-Q contains forward looking statements (as such term is defined in the Securities Exchange Act of 1934 and the regulations thereunder), including without limitation, statements as to the future loan and deposit volumes, the allowance and provision for possible loan losses, future interest rates and their effect on Omega's financial condition or results of operations, the classification of Omega's investment portfolio and other statements as to trends or management's beliefs, expectations or opinions. Such forward looking statements are subject to risks and uncertainties and may be affected by various factors which may cause actual results to differ materially from those in the forward looking statements. Certain of these risks, uncertainties and other factors are discussed in this Report on Form 10-Q, the Corporation's 1996 Annual Report or in Omega's Annual Report on Form 10-K for the year ended December 31, 1996, copies of which may be obtained from Omega upon request and without charge (except for the exhibits thereto) as described in Note F above.


                  OMEGA FINANCIAL CORPORATION AND SUBSIDIARIES





Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS



1.   Comparison of the Three Months Ended March 31, 1997 and 1996

                               Operations


     The first quarter's income before income taxes increased $220,000, or 4.0%, when compared to the same period in 1996. A $113,000, or 1.0%, increase in income from credit activities, along with a $170,000, or 7.9% increase in non-interest income accounts for this improvement. Non-interest expense increased by only $63,000, or 0.8% during this time period.

     After the income tax provision (which increased by $147,000, or 9.1% compared to the same period in 1996) was deducted from earnings, net income showed an improvement of $73,000, or 1.9%, over the first quarter of 1996. The effective tax rate for the first quarter of 1997 increased to 31.2% from 29.8% in the first quarter of 1996 as levels of tax exempt investments have fallen.

     Following are selected key ratios for the period:


                                                  Three Months Ended
                                                       March 31

                                                 1997           1996

     Return on average assets (annualized)...     1.55%          1.54%
     Return on average equity (annualized)...    11.35          12.14
     Dividend payout ratio (common)..........    35.53          30.02
     Average equity to average assets........    13.68          12.70



                          Net Interest Income


     In the first quarter of 1997, average earning assets increased by 1.8%, or $16.6 million and net interest income increased by $144,000, or 1.3%, as compared to the first quarter of 1996. Average interest bearing deposits decreased by $1.8 million in the first quarter of 1997 as compared to the first quarter of 1996. Although average loans decreased by $12.4 million, the tax equivalent net interest margin has not been adversely affected. It remained steady at 4.99%, as compared to 5.00% in the first quarter of 1996.
     Following are key net interest margin ratios (annualized):


                                                   Three Months Ended
                                                        March 31

                                                   1997           1996

     Yield on average earning assets.........     7.94%          8.10%
     Cost to fund earning assets.............     3.10           3.26
     Net interest margin.....................     4.84           4.84
     Net interest margin - tax equivalent....     4.99           5.00



     At March 31, 1997, Omega had $444,941,000 of earning assets scheduled to reprice over the next twelve months as compared to $433,901,000 in interest bearing liabilities. This means that if rates rose by 100 basis points on April 1, Omega's net interest income over a one year period would increase by $1,035,000, or 2.2%, assuming that the volumes do not grow and the mix of the balance sheet does not change. Conversely, a reduction in rates would have a negative impact of a similar magnitude.

                        Other Income and Expense


     Other income increased $170,000, or 7.9% for the first quarter of 1997 as compared to the same period in 1996. Service fee income for the first quarter of 1997 increased $111,000, or 8.7% over the first quarter of 1996, while trust fee income increased by $113,000, or 16.9%, when compared to 1996. Gains on investment security transactions resulted in $50,000 less income in the first quarter of 1997 as compared to 1996.

     As a percentage of average assets, other income net of security gains and losses annualized was .86% for the first quarter of 1997 as compared to .79% in 1996, while security gains were .06% and .09% of average assets for 1997 and 1996, respectively.

     Other expenses were $63,000, or 0.8% higher for the first quarter of 1997 than for the same period in 1996. Salaries and employee benefits were $90,000, or 2.2% higher in 1997 as in 1996. Occupancy and equipment expense has been reduced by a total of 6.2%. Expense related to data processing services has increased by 4.0% as a result of additional services provided. Other non-interest expenses have increased by only 1.0%, or $23,000.

     As a percentage of average assets, annualized expenses for the quarter ended March 31, 1997 were 3.13% and for the same period in 1996 were 3.14%.

2.   Investment Securities

     Management of the investment portfolio entails evaluation and realignment of the size and mix of the portfolio in order to balance various characteristics of the balance sheet, including asset quality, liquidity, yield relationships, maturity and tax planning. The following schedule describes characteristics of the investment portfolio as of March 31, 1997 and December 31, 1996.


                                                      Securities Classified as Available for Sale


                                                                  Gross       Gross    Estimated
                                                     Amortized  Unrealized Unrealized    Market
March 31, 1997                                         Cost       Gains      Losses      Value
U.S. Treasury securities and
    obligations of other U.S. Govern-
    ment agencies and corporations                   $86,419         $33      $(484)    $85,968
Obligations of state and
    political subdivisions                            34,150         122       (228)     34,044
Equity securities                                      5,121       4,295        (10)      9,406

Total                                               $125,690      $4,450      $(722)   $129,418



                                                       Securities Classified as Held to Maturity

                                                               Gross      Gross       Estimated
                                                   Amortized   Unrealized Unrealized  Market
March 31, 1997                                     Cost        Gains      Losses      Value

U.S. Treasury securities and
    obligations of other U.S. Govern-
    ment agencies and corporations                   $13,042       $   1      $(108)    $12,935
Obligations of state and
    political subdivisions                             7,208           2        (45)      7,165
Corporate securities                                  30,867          21       (185)     30,703
Mortgage backed securities                            63,174         120       (601)     62,693
Investment in low-income housing                         436           -          -         436
Equity securities (non-marketable)                     4,132           -          -       4,132

Total                                               $118,859        $144      $(939)   $118,064






                                                      Securities Classified as Available for Sale

                                                                  Gross       Gross    Estimated
                                                     Amortized  Unrealized Unrealized    Market
December 31, 1996                                      Cost       Gains      Losses      Value

U.S. Treasury securities and
    obligations of other U.S. Govern-
    ment agencies and corporations                   $86,363        $142      $(313)    $86,192
Obligations of state and
    political subdivisions                            32,243         192       (206)     32,229
Equity securities                                      5,049       4,231        (47)      9,233

Total                                               $123,655      $4,565      $(566)   $127,654



                                                       Securities Classified as Held to Maturity

                                                               Gross      Gross       Estimated
                                                   Amortized   Unrealized Unrealized  Market
December 31, 1996                                  Cost        Gains      Losses      Value

U.S. Treasury securities and
    obligations of other U.S. Govern-
    ment agencies and corporations                    $7,047       $  24      $ (22)     $7,049
Obligations of state and
    political subdivisions                             6,815          12        (20)      6,807
Corporate securities                                  27,880          96       (111)     27,865
Mortgage backed securities                            67,921         297       (297)     67,921
Investment in low-income housing                         438           -          -         438
Equity securities (non-marketable)                     4,091           -          -       4,091

Total                                               $114,192        $429      $(450)   $114,171



     Total investment securities as a percentage of total assets at March 31, 1997 and December 31, 1996 were 24.5% and 24.0%, respectively. Securities maturing or repriceable in one year or less comprised 46.8% of the total investment securities of $248,277,000 as of March 31, 1997, as compared to 40.1% of total investment securities of $241,846,000 as of December 31, 1996. There was $35,000 in investments in instruments of foreign countries on March 31, 1997.

3.   Interest Bearing Deposits with Other Financial Institutions

     As of March 31, 1997, Omega had $584,000 in interest bearing deposits with other banks. There were no investments in instruments issued by U.S. branches of banks of foreign countries or deposits in banks of foreign countries included in the March 31, 1997 balance.

4.   Loans

     Net loans outstanding in the first three months of 1997 fell by $7,082,000, or 1.0%, bringing the total to $677,695,000 at March 31, 1997. The primary cause of this decrease was increasing competitive pressure in consumer lending.

     Changes in the allowance for loan losses for the three months ended March 31, 1997 and 1996 were as follows (in thousands):


                                                 1997           1996

     Balance at January 1.................... $11,820        $11,668
     Charge-offs.............................    (360)          (154)
     Recoveries..............................      45            126

         Net charge-offs.....................    (315)           (28)
     Provision for loan losses...............     258            227
     Balance at March 31..................... $11,763        $11,867





     The allowance for loan losses is considered adequate by management to cover possible uncollectible loans, as shown in the following table depicting non-performing loans. Management is also of the opinion that the level of loan loss provision is adequate to maintain the allowance at an acceptable level. The allowance for loan losses at March 31, 1997 and December 31, 1996 represented 1.71% and 1.70%, respectively, of the total loans outstanding, net of unearned interest.


                                Non-performing Loans

                                   (In thousands)
                                               March 31,      December 31,
                                                 1997           1996

     Non-accrual loans.......................  $1,941         $2,079
     Accruing loans past due 90 days or more.   1,952          1,241
     Restructured loans......................      37             14

     Total non-performing loans..............  $3,930         $3,334



     Non-performing loans as % of allowance..    33.4%          28.2%


5.   Deposits and Other Sources of Funds

     Deposits provide the primary source of funding for loans and investment securities. During the three month period ended March 31, 1997, total deposits increased by $5,352,000 or 0.6%, with interest bearing funds increasing $6.9 million and non-interest bearing deposits decreasing by $1.5 million.

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

                                                                   MINIMUM REQUIREMENT       MINIMUM REGULATORY
                                                                       FOR CAPITAL           REQUIREMENTS TO BE
                                          ACTUAL                  ADEQUACY PURPOSES           "WELL CAPITALIZED"

OMEGA FINANCIAL CORPORATION        AMOUNT        RATIO          AMOUNT           RATIO        AMOUNT       RATIO
As of March 31, 1997:
    Total Capital                   $140,236        20.7%            $54,315         8.0%      $67,893        10.0%
        (to Risk Weighted Assets)
    Tier I Capital                   131,676        19.4%             27,157         4.0%       40,736         6.0%
        (to Risk Weighted Assets)
    Tier I Capital                   131,676        13.1%             40,199         4.0%       50,248         5.0%
        (to Average Assets)

As of December 31, 1996:
    Total Capital                   $139,411        20.3%            $54,898         8.0%      $68,622        10.0%
        (to Risk Weighted Assets)
    Tier I Capital                   130,759        19.1%             27,449         4.0%       41,173         6.0%
        (to Risk Weighted Assets)
    Tier I Capital                   130,759        13.0%             40,363         4.0%       50,453         5.0%
        (to Average Assets)

OMEGA BANK
As of March 31, 1997:
    Total Capital                    $74,718        19.4%             $30,765         8.0%      $38,456      10.0%
        (to Risk Weighted Assets)
    Tier I Capital                    69,871        18.2%              15,383         4.0%       23,074       6.0%
        (to Risk Weighted Assets)
    Tier I Capital                    69,871        12.4%              22,543         4.0%       28,178       5.0%
        (to Average Assets)

As of December 31, 1996:
    Total Capital                    $73,644        18.9%             $31,177         8.0%      $38,971      10.0%
        (to Risk Weighted Assets)
    Tier I Capital                    68,732        17.6%              15,588         4.0%       23,383       6.0%
        (to Risk Weighted Assets)
    Tier I Capital                    68,732        12.0%              22,902         4.0%       28,627       5.0%
        (to Average Assets)

HOLLIDAYSBURG TRUST COMPANY
As of March 31, 1997:
    Total Capital                    $30,444        18.2%             $13,374         8.0%      $16,718      10.0%
        (to Risk Weighted Assets)
    Tier I Capital                    28,341        17.0%               6,687         4.0%       10,031       6.0%
        (to Risk Weighted Assets)
    Tier I Capital                    28,341        11.7%               9,660         4.0%       12,076       5.0%
        (to Average Assets)

As of December 31, 1996:
    Total Capital                    $29,786        17.5%             $13,602         8.0%      $17,002      10.0%
        (to Risk Weighted Assets)
    Tier I Capital                    27,648        16.3%               6,801         4.0%       10,201       6.0%
        (to Risk Weighted Assets)
    Tier I Capital                    27,648        11.4%               9,687         4.0%       12,108       5.0%
        (to Average Assets)

PENN CENTRAL NATIONAL BANK
As of March 31, 1997:
    Total Capital                    $25,258        22.8%              $8,873         8.0%      $11,092      10.0%
        (to Risk Weighted Assets)
    Tier I Capital                    23,851        21.5%               4,437         4.0%        6,655       6.0%
        (to Risk Weighted Assets)
    Tier I Capital                    23,851        12.8%               7,468         4.0%        9,335       5.0%
        (to Average Assets)

As of December 31, 1996:
    Total Capital                    $24,943        22.2%              $9,000         8.0%      $11,251      10.0%
        (to Risk Weighted Assets)
    Tier I Capital                    23,516        20.9%               4,500         4.0%        6,750       6.0%
        (to Risk Weighted Assets)
    Tier I Capital                    23,516        12.6%               7,444         4.0%        9,306       5.0%
        (to Average Assets)


     Pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), the FDIC has issued a rule which sets the capital level for each of the five capital categories established in FDICIA. As required by FDICIA, the regulations specify the levels at which an insured institution would be considered "well capitalized", "adequately capitalized", "undercapitalized", "significantly undercapitalized", or "critically undercapitalized". At March 31, 1997, Omega and each of its banking subsidiaries met the regulatory definition of a "well capitalized" financial institution, i.e., a leverage ratio exceeding 5%, Tier 1 capital exceeding 6%, and total capital exceeding 10%.


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