Form 10-Q
period 1997-06-30
OMEGA FINANCIAL CORP /PA/
filed 1997-08-14
CIK 705671

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON DC 20549

                                 FORM 10-Q
(Mark One)

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended June 30, 1997

                                    or

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

      (Address of principal executive                   (Zip Code)
                 offices)
                                                      (814) 231-7680

                                               Registant's Telephone Numer,
                                                    Including Area Code

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was requested to file such reports), and (2) has been subject to such filing requirements for the past ninety days.
    Yes   X    No

     The number of shares outstanding of each of the Registrant's classes of common stock as of August 1, 1997:
             Common Stock, $5.00 par value - 8,911,156 shares


PART I.  Financial Information
Item 1.  Financial Statements
            OMEGA FINANCIAL CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS
                 (In thousands, except share data)
                                                         JUNE 30,  DECEMBER 31,
ASSETS                                                     1997         1996

Cash and due from banks                                  $40,065      $30,380

Interest bearing deposits with other banks                   737          512
Federal funds sold                                        14,525       18,075

Investment securities held to maturity
   (Market value:
   $119,935 and $114,171, respectively)                  119,971      114,192
Investment securities available for sale                 133,326      127,654

Total loans                                              691,227      698,323
  Less: Unearned discount                                 (1,353)      (1,726)
            Allowance for loan losses                    (11,739)     (11,820)

Net loans                                                678,135      684,777

Premises and equipment, net                               17,812       17,638
Other assets                                              14,789       14,117

TOTAL ASSETS                                          $1,019,360   $1,007,345



LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
  Non-interest bearing                                  $114,904     $114,870
  Interest bearing                                       738,278      731,160

Total deposits                                           853,182      846,030

Short-term borrowings                                      6,295        5,292
Other liabilities                                         10,693       10,332
ESOP debt                                                  4,125        4,213
Long-term debt                                             5,000        5,000
Other interest bearing liabilities                           539          593

TOTAL LIABILITIES                                        879,834      871,460

Preferred stock, par value $5.00 per share:
  Authorized - 5,000,000 shares;
  Issued and outstanding -
    219,781 shares Series A Convertible                    5,000        5,000
Unearned compensation related to ESOP debt                (3,252)      (3,375)
Common stock, par value $5.00 per share:
  Authorized - 25,000,000 shares
  Issued -
    9,021,899 shares at June 30, 1997;
    6,104,246 shares at December 31, 1996
  Outstanding -
    8,996,038 shares at June 30, 1997;
    6,033,926 shares at December 31, 1996                 45,109       30,521
Capital surplus                                            1,519        5,649
Retained earnings                                         88,718       97,749
Cost of common stock in treasury
    25,861 shares at June 30, 1997;
    70,320 shares at December 31, 1996                      (796)      (2,266)
Net unrealized gain on securities available for sale       3,228        2,607

TOTAL SHAREHOLDERS' EQUITY                               139,526      135,885

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY            $1,019,360   $1,007,345



                OMEGA FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except share data)

                                              Three Months       Six Months
                                                  Ended            Ended
                                                June 30,          June 30,
                                            1997     1996      1997     1996

INTEREST INCOME:
Interest and fees on loans                 $15,373  $15,695   $30,433  $31,413
Interest and dividends on investment         3,606    3,131     6,990    6,082
securities
Other interest income                          229      317       533      552

TOTAL INTEREST INCOME.                      19,208   19,143    37,956   38,047
INTEREST EXPENSE:
Interest on deposits                         7,270    7,465    14,422   14,949
Interest on short-term borrowings               68       15       134       45
Interest on long-term debt and
  other interest bearing liabilities            76       80       152      160

TOTAL INTEREST EXPENSE                       7,414    7,560    14,708   15,154

NET INTEREST INCOME                         11,794   11,583    23,248   22,893
Provision for loan losses                      257      225       515      452

INCOME FROM CREDIT ACTIVITIES               11,537   11,358    22,733   22,441
OTHER INCOME:
Service fees                                 1,514    1,355     2,903    2,633
Trust fees                                     631      633     1,414    1,303
Gain on sale of loans                            2        9         2       13
Investment securities gains and losses,
net:
  Investment securities held to maturity         2        -         2        -
  Investment securities available for          348      212       510      424
sale

TOTAL OTHER INCOME                           2,497    2,209     4,831    4,373
OTHER EXPENSE:
Salaries and employee benefits               4,287    4,110     8,525    8,258
Net occupancy expense                          517      572     1,068    1,140
Equipment expense                              448      439       882      921
Data processing service                        375      403       765      778
Other                                        2,094    2,323     4,341    4,547

TOTAL OTHER EXPENSE                          7,721    7,847    15,581   15,644

Income before taxes                          6,313    5,720    11,983   11,170
Income tax expense                           1,952    1,745     3,721    3,367

NET INCOME                                  $4,361   $3,975    $8,262   $7,803



NET INCOME PER COMMON SHARE:
  Primary                                    $0.47    $0.43     $0.88    $0.84
  Fully diluted                              $0.45    $0.41     $.086    $0.81
WEIGHTED AVERAGE SHARES AND EQUIVALENTS:
   Primary                                   9,166    9,165     9,175    9,166
   Fully diluted                             9,537    9,511     9,564    9,512

All share and per share information has been restated to give effect to the 3 for 2 stock split on April 30, 1997.


           OMEGA FINANCIAL CORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (In thousands)
                                                        SIX MONTHS
                                                           ENDED
                                                          JUNE 30,

                                                       1997     1996

Cash flows from operating activities:
  Net income                                           $8,262   $7,803
  Adjustments to reconcile net income to
       net cash provided by operating activities:
    Depreciation and amortization                       1,262    1,316
    Provision for loan losses                             515      452
    Gain on sale of investment securities                (512)    (425)
    Gain on sale of fixed assets
       and other property owned                           (25)      (3)
    Gain on sale of loans                                  (2)     (13)
    Increase in deferred tax asset                        (15)     (65)
    Increase in interest receivable and other assets   (1,251)    (658)
    Decrease in interest payable                         (214)    (268)
    Increase in taxes payable                            (615)     105
    Amortization of deferred net loan fees               (112)    (210)
    Deferral of net loan fees                             120       64
    Increase in accounts payable
       and accrued expenses                             1,137      724

      Total adjustments                                   288    1,019

Net cash provided by operating activities               8,550    8,822

Cash flows from investing activities:
  Proceeds from the sale or maturity of:
    Interest bearing deposits with other banks            511    2,322
    Investment  securities available for sale          21,648   24,122
    Investment  securities held to maturity            16,814   16,350
  Purchase of:
    Interest bearing deposits with other banks           (736)  (2,151)
    Investment securities held to maturity            (22,574) (26,912)
    Investment securities available for sale          (26,112) (29,188)
  Decrease (increase) in loans                          5,890  (13,375)
  Gross proceeds from sale of loans                       230   10,396
  Capital expenditures                                 (1,053)  (1,456)
  Sale of fixed assets and other property owned           178      226
  Decrease (increase) in federal funds sold             3,550   (4,045)

Net cash used in investing activities                  (1,654) (23,711)

Cash flows from financing activities:
  Increase in deposits, net                             7,152   13,984
  Increase in short-term borrowings, net                1,003      757
  Principal payment on long-term debt                       -     (350)
  Net change in other interest bearing liabilities        (54)     (12)
  Dividends paid                                       (2,998)  (1,345)
  Tax benefit from preferred stock dividend
     and stock option activity                            203      136
  Issuance of common stock                                164      884
  Acquisition of treasury stock                        (4,285)  (1,825)
  Proceeds from sale of treasury stock                  1,604      573

Net cash used in financing activities                   2,789   12,802

Net increase in cash and due from banks                $9,685  $(2,087)



Cash and due from banks at beginning of period        $30,380  $38,796
Cash and due from banks at end of period               40,065   36,709
Net increase in cash and due from banks                $9,685  $(2,087)



Interest paid                                         $14,922  $12,889
Income taxes paid                                       3,925    3,461


                  OMEGA FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



SIX AND THREE MONTHS ENDED JUNE 30, 1997 AND 1996

A.   Basis of Presentation:

     The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the six months and three months ended June 30, 1997, are not necessarily indicative of the results that may be experienced for the year ending December 31, 1997 or any other interim period. For further information, refer to the Consolidated Financial Statements and Footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

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

C.   Current and Pending Accounting Changes

     Statement of Financial Accounting Standards No. 125 - Accounting for

     Transfers and Servicing of Financial Assets and Extinguishments of

     Liabilities


     Omega adopted Statement of Financial Accounting Standards (SFAS) No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", as of January 1, 1997. This statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities. These standards are based on a consistent application of a financial-components approach that focuses on control. The Financial Accounting Standards Board (FASB) has also issued Statement No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125", which delays adoption of certain components of Statement No. 125 until January 1, 1998. There was no material effect on the Corporation's financial condition or results of operation upon the partial adoption of this pronouncement, and management expects no material effect on the Corporation's financial condition or results of operation upon complete adoption.

     Statement of Financial Accounting Standards No. 128 - Earnings per Share


     The FASB has issued Statement No. 128, "Earnings per Share", which is effective for financial statements for both interim and annual periods ending after December 15, 1997. Early adoption is prohibited. The statement replaces primary earnings per share (EPS) with basic EPS and changes the presentation requirements of per-share amounts relating to accounting changes, discontinued operations and extraordinary items. Management believes that the adoption of this statement will not have a material effect on Omega's EPS.


     Statement of Financial Accounting Standards No. 130 - Reporting

     Comprehensive Income


     The FASB has issued Statement No. 130, "Reporting of Comprehensive Income", which is effective for fiscal years beginning after December 15, 1997. This statement establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income, as defined by Statement 130, is the total of net income and all other nonowner changes in equity. Management believes that the adoption of this statement will not have a material effect on the Corporation's financial condition or results of operations.

D.   Commitments and Contingent Liabilities:

     In the ordinary course of business, Omega and its subsidiaries make commitments to extend credit to their customers. At June 30, 1997 and December 31, 1996 standby letters of credit issued and outstanding amounted to $15,530,000 and $15,197,000, respectively. These letters of credit are not reflected in the accompanying financial statements. Management does not anticipate any significant losses as a result of these transactions.

     At June 30, 1997, the Corporation had $121,471,000 outstanding in unused lines of credit commitments extended to its customers. Of this amount, $30,125,000, or 24.8%, are commitments to consumers for home equity lines of credit and credit card limits. The remainder, $91,346,000, are commercial commitments.

E.   Earnings Per Share Data:
     Primary earnings per share is computed by dividing net earnings after preferred stock dividends by the weighted average number of shares and dilutive common stock equivalents outstanding during each period. The outstanding preferred stock is not a common stock equivalent. On a fully-diluted basis, both earnings and shares outstanding are adjusted to assume the conversion of convertible preferred stock from the date of issue. All share and per share data presented has been restated to give effect to the three for two stock split paid on April 30, 1997.

                       Computations of Per Share Earnings
                    (In thousands, except per share amounts)
                                  (Unaudited)

                                         Three Months            Six Months
                                             Ended                  Ended
                                            June 30,               June 30,
                                        1997       1996        1997       1996

PRIMARY EARNINGS PER SHARE

Net income                             $4,361     $3,975      $8,262     $7,803
Dividend requirements for
preferred stock, net of tax
benefits                                  (76)       (74)       (151)      (148)
Net earnings applicable to common
stock                                   4,285      3,901       8,111      7,655



Shares and equivalents
outstanding:
Weighted average number of common
  shares outstanding                    8,999      9,063       9,026      9,062
Common stock equivalents - options        167        102         149        104

Weighted average of common shares
  outstanding and equivalents           9,166      9,165       9,175      9,166


Primary earnings per common share       $0.47      $0.43       $0.88      $0.84

FULLY DILUTED EARNINGS PER SHARE

Net income                             $4,361     $3,975      $8,262     $7,803
Additional cash contribution
required to service debt on
assumed conversion of preferred
stock (tax effected)                      (51)       (52)        (81)       (88)


Net earnings applicable to common
stock                                   4,310      3,923       8,181      7,715



Shares and equivalents
outstanding:
Weighted average number of common
  shares outstanding                    8,999      9,063       9,026      9,062
Common stock equivalents - options        192        102         192        104
Assumed conversion of preferred
stock outstanding and equivalents         346        346         346        346

Weighted average of common shares
  outstanding and equivalents           9,537      9,511       9,564      9,512



Fully diluted earnings per common
share                                   $0.45      $0.41       $0.86      $0.81


F.   Investment Considerations

     In analyzing whether to make, or to continue, an investment in Omega, investors should consider, among other factors, certain investment considerations more particularly described in "Item 1: Business - Investment Considerations" in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. A copy of this report can be obtained from David N. Thiel, Senior Vice President, Omega Financial Corporation, 366 Walker Drive, State College, Pennsylvania 16801.

G.   Forward Looking Statements

     The information in this Report on Form 10-Q contains forward looking statements (as such term is defined in the Securities Exchange Act of 1934 and the regulations thereunder), including without limitation, statements as to the future loan and deposit volumes, the allowance and provision for possible loan losses, future interest rates and their effect on Omega's financial condition or results of operations, the classification of Omega's investment portfolio and other statements as to trends or management's beliefs, expectations or opinions. Such forward looking statements are subject to risks and uncertainties and may be affected by various factors which may cause actual results to differ materially from those in the forward looking statements. Certain of these risks, uncertainties and other factors are discussed in this Report on Form 10-Q, the Corporation's 1996 Annual Report or in Omega's Annual Report on Form 10-K for the year ended December 31, 1996. Copies of these reports may be obtained from Omega upon request and without charge (except for the exhibits thereto) as described in Note F above.


                  OMEGA FINANCIAL CORPORATION AND SUBSIDIARIES





Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS



1.   Comparison of the Six and Three Months Ended June 30, 1997 and 1996

                               Operations


     A.   Six months ended June 30, 1997 and 1996

     For the first six months of 1997, income before taxes increased by $813,000, or 7.3%, compared to the same period in 1996. A $458,000, or 10.5% increase in the Corporation's non-interest income was a significant factor in this achievement.

     Income from credit activities increased $292,000, or 1.3%, while non-interest expense decreased by $63,000, or 0.4%.

     The tax provision for the first six months of 1997 increased by $354,000, or 10.5% when compared to the first six months of 1996. The effective tax rate rose to 31.1% in 1997 from 30.1% in 1996, as a consequence of a continued reduction in tax-exempt income resulting from a lower level of tax-exempt investments in 1997 than in 1996. Net income increased by $459,000, or 5.9%, in the first six months of 1997 as compared to the same period in 1996.

     B.   Three months ended June 30, 1997 and 1996

     The second quarter's income before income taxes increased $593,000, or 10.4%, when compared to the same period in 1996. A $288,000 increase in non-interest income was partially responsible for the increase. In addition, income from credit activities increased by $179,000, or 1.6%, while non-interest expense decreased by $126,000, or 1.6%.

     After the income tax provision (which increased by $207,000, or 11.9% compared to the same period in 1996) was deducted from earnings, net income improved $386,000, or 9.7%, over the second quarter of 1996. The effective tax rate for the second quarter of 1997 increased to 30.9% from 30.5% in the second quarter of 1996 as levels of tax exempt investments have fallen slightly.

     Following are selected key ratios for the period:


                                            Three Months Ended  Six Months Ended
                                                    June 30          June 30

                                                 1997      1996    1997   1996

     Return on average assets (annualized)....    1.72%    1.57%    1.64%  1.55%
     Return on average equity (annualized)....   12.64    12.36    12.00  12.26
     Dividend payout ratio (common)...........   33.04    31.90    34.22  30.98
     Average equity to average assets.........   13.62    12.68    13.65  12.65



                          Net Interest Income

     A.   Six months ended June 30, 1997 and 1996

     Omega's net interest income for the first six months of 1997 improved by $355,000, or 1.6%, with most of the improvement due to rate changes. Average earning assets grew by $8,931,000 since June of 1996. The 0.9% increase in average earning assets resulted primarily from investment securities activity, as average loans outstanding decreased by $13,763,000, or 2.0%. While the Corporation has experienced growth in the commercial loan portfolio, outstanding consumer loans have declined, particularly those secured by real estate. Average deposits decreased by $9,136,000, or 1.1%, in 1997 as compared to the previous year. Total cost to fund earning assets was 3.11% in 1997, compared to 3.19% in 1996, while earning assets yielded 7.99% in 1997 compared to 8.06% in 1996, resulting in a 1 basis point increase in net interest margin.

     B.   Three months ended June 30, 1997 and 1996

     The net interest margin, at 4.94% for the second quarter of 1997, was 9 basis points higher than the second quarter of 1996, with a $1,260,000 or 0.1% increase in average earning assets resulting in a 1.8% increase in net interest income.

     Following are key net interest margin ratios (annualized):
                                     Three Months Ended     Six Months Ended
                                          June 30,              June 30,

                                        1997       1996       1997      1996

Yield on average earning assets         8.04%     8.02%      7.99%      8.06%

Cost to fund earning assets             3.10      3.17       3.11       3.19

Net interest margin                     4.94      4.85       4.88       4.87

Net interest margin - tax equivalent    5.11      5.00       5.04       5.03


     At June 30, 1997, Omega had $435,194,000 of earning assets scheduled to reprice over the next twelve months as compared to $433,374,000 in interest bearing liabilities. This means that if rates rose by 100 basis points on July 1, Omega's net interest income over a one year period would increase by $1,026,000, or 2.2%, assuming that the volumes do not grow and the mix of the balance sheet does not change. Conversely, a reduction in rates of 100 basis points would have a negative impact of $941,000, or 2.0%.

                        Other Income and Expense


     A..  Six months ended June 30, 1997 and 1996

     Other income increased by $458,000 for the first six months of 1997 when compared to the same period last year. Service fees increased by $270,000, or 10.3%, and trust fees increased in 1997 by $111,000, or 8.5% over 1996. Net security gains, at $510,000 through June of 1997, were 20.8% ahead of 1996.

     As a percentage of average assets, annualized other income, net of security gains and losses, was .86% for the first six months of 1997 as compared to .79% in 1996.

     Other expenses were $63,000, or 0.4% lower for the first six months of 1997 than for the same period in 1996. Salaries and employee benefits increased by $267,000, or 3.2% while occupancy, equipment, data processing service and other expenses decreased by a total of $330,000, or 4.5%.

     As a percentage of average assets, annualized expenses for the six month period ending June 30, 1997 was 3.09% as compared to 3.12% for the same period in 1996.

     B.   Three months ended June 30, 1997 and 1996

     Other income increased $288,000, or 13.0% for the second quarter of 1997 as compared to the same period in 1996. Service fee income in 1997 outpaced that in 1996 by $159,000, or 11.7%, while trust fee income was approximately the same in the second quarter of 1997 as in the second quarter of 1996. Net gains from the sale of investment securities increased by $138,000 in 1997.

     As a percentage of average assets, annualized other income net of security gains and losses was .85% for the second quarter of 1997 as compared to .79% in 1996.

     Other expenses were $126,000, or 1.6% lower for the second quarter of 1997 than for the same period in 1996. Salaries and employee benefits were $177,000, or 4.3% higher in 1997 than in 1996. Occupancy expense has decreased by 9.6%, while equipment and data processing expense decreased by 2.3%. Other non-interest expenses have decreased by 9.9%, or $229,000.

     As a percentage of average assets, annualized expenses for the quarter ended June 30, 1997 were 3.05% and for the same period in 1996 were 3.09%.

2.   Investment Securities

     Management of the investment portfolio entails evaluation and realignment of the size and mix of the portfolio in order to balance various characteristics of the balance sheet, including asset quality, liquidity, yield relationships, maturity and tax planning. The following schedule describes characteristics of the investment portfolio as of June 30, 1997 and December 31, 1996.


                                                         Securities Classified as Available for Sale

                                                                  Gross       Gross    Estimated
                                                     Amortized  Unrealized Unrealized    Market
June 30, 1997                                          Cost       Gains      Losses      Value

U.S. Treasury securities and
    obligations of other U.S. Govern-
    ment agencies and corporations                  $83,696       $118       $(210)   $83,604
Obligations of state and
    political subdivisions                           39,681        200         (82)    39,799
Equity securities                                     4,995      4,933          (5)     9,923

Total                                              $128,372     $5,251       $(297)  $133,326



                                                       Securities Classified as Held to Maturity

                                                               Gross      Gross       Estimated
                                                   Amortized   Unrealized Unrealized  Market
June 30, 1997                                      Cost        Gains      Losses      Value

U.S. Treasury securities and
    obligations of other U.S. Govern-
    ment agencies and corporations                  $19,580     $   54        $(20)   $19,614
Obligations of state and
    political subdivisions                            6,105          7         (18)     6,094
Corporate securities                                 31,623        108         (87)    31,644
Mortgage backed securities                           58,036        226        (306)    57,956
Investment in low-income housing                        495          -           -        495
Equity securities (non-marketable)                    4,132          -           -      4,132

Total                                              $119,971       $395       $(431)   $119,935



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



                                                       Securities Classified as Held to Maturity

                                                               Gross      Gross       Estimated
                                                   Amortized   Unrealized Unrealized  Market
December 31, 1996                                  Cost        Gains      Losses      Value

U.S. Treasury securities and
    obligations of other U.S. Govern-
    ment agencies and corporations                   $7,047        $24        $(22)    $7,049
Obligations of state and
    political subdivisions                            6,815         12         (20)     6,807
Corporate securities                                 27,880         96        (111)    27,865
Mortgage backed securities                           67,921        297        (297)    67,921
Investment in low-income housing                        438          -           -        438
Equity securities (non-marketable)                    4,091          -           -      4,091
Total                                              $114,192       $429       $(450)  $114,171





     Total investment securities as a percentage of total assets at June 30, 1997 and December 31, 1996 were 24.8% and 24.0%, respectively. Securities maturing or repricing in one year or less comprised 50.6% of the total investment securities of $253,297,000 as of June 30, 1997, as compared to 40.1% of total investment securities of $241,846,000 as of December 31, 1996. There was $215,000 in investments in instruments of foreign countries on June 30, 1997.

3.   Interest Bearing Deposits with Other Financial Institutions

     As of June 30, 1997, Omega had $737,000 in interest bearing deposits with other banks. There were no investments in instruments issued by U.S. branches of banks of foreign countries or deposits in banks of foreign countries included in the June 30, 1997 balance.

4.   Loans

     Net loans in the first six months of 1997 fell by $6,642,000, or 1.0%, bringing the total to $678,135,000 at June 30, 1997. The primary cause of this decrease was increasing competitive pressure in consumer lending.

     Changes in the allowance for loan losses for the six months ended June 30, 1997 and 1996 were as follows (in thousands):


                                                 1997           1996

     Balance at January 1.................... $11,820        $11,668

     Charge-offs.............................    (671)          (680)
     Recoveries..............................      75            207
         Net charge-offs.....................    (596)          (473)

     Provision for loan losses...............     515            452


     Balance at June 30......................  $11,739        $11,647





     The allowance for loan losses is considered adequate by management to cover possible uncollectible loans, as shown in the following table depicting non-performing loans. Management is also of the opinion that the level of loan loss provision is adequate to maintain the allowance at an acceptable level. The allowance for loan losses at June 30, 1997 and 1996 represented 1.70% and 1.65%, respectively, of the total loans outstanding, net of unearned interest.

     Set forth below is an analysis of Omega's non-performing loans as of June 30, 1997 as compared to December 31, 1996.


                                Non-performing Loans

                                   (In thousands)
                                                June 30,     December 31,
                                                 1997           1996

     Non-accrual loans.......................  $4,826         $2,079
     Accruing loans past due 90 days or more.   1,153          1,241
     Restructured loans......................      34             14

     Total non-performing loans..............  $6,013         $3,334


     Non-performing loans as percent
      of allowance...........................    51.2%          28.2%


     The increase in non-performing loans from December 31, 1996 to June 30, 1997 is primarily due to the addition of one large commercial loan with a total outstanding balance of $2,632,000 to the non-accrual category.

5.   Deposits and Other Sources of Funds

     Deposits provide the primary source of funding for loans and investment securities. During the six month period ended June 30, 1997, total deposits increased by $7,152,000 or 0.9%, with essentially the entire increase consisting of interest-bearing deposits.

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

                                                      MINIMUM          MINIMUM
                                                    REQUIREMENT       REGULATORY
                                                    FOR CAPITAL    REQUIREMENTS TO BE
                                   ACTUAL       ADEQUACY PURPOSES  "WELL CAPITALIZED"

OMEGA FINANCIAL CORPORATION  AMOUNT     RATIO     AMOUNT      RATIO     AMOUNT     RATIO

As of June 30, 1997:
    Total Capital            $142,405      21.0%   $54,188       8.0%    $67,735      10.0%
        (to Risk Weighted
Assets)
    Tier I Capital            133,865      19.8%    27,094       4.0%     40,641       6.0%
        (to Risk Weighted
Assets)
    Tier I Capital            133,865      13.3%    40,350       4.0%     50,438       5.0%
        (to Average Assets)

As of December 31, 1996:
    Total Capital            $139,411      20.3%   $54,898       8.0%    $68,622      10.0%
        (to Risk Weighted
Assets)
    Tier I Capital            130,759      19.1%    27,449       4.0%     41,173       6.0%
        (to Risk Weighted
Assets)
    Tier I Capital            130,759      13.0%    40,363       4.0%     50,453       5.0%
        (to Average Assets)

OMEGA BANK
As of June 30, 1997:
    Total Capital             $74,954      19.6%   $30,612       8.0%    $38,265      10.0%
        (to Risk Weighted
Assets)
    Tier I Capital             70,131      18.3%    15,306       4.0%     22,959       6.0%
        (to Risk Weighted
Assets)
    Tier I Capital             70,131      12.5%    22,531       4.0%     28,164       5.0%
        (to Average Assets)

As of December 31, 1996:
    Total Capital             $73,644      18.9%   $31,177       8.0%    $38,971      10.0%
        (to Risk Weighted
Assets)
    Tier I Capital             68,732      17.6%    15,588       4.0%     23,383       6.0%
        (to Risk Weighted
Assets)
    Tier I Capital             68,732      12.0%    22,902       4.0%     28,627       5.0%
        (to Average Assets)

HOLLIDAYSBURG TRUST COMPANY
As of June 30, 1997:
    Total Capital             $30,746      18.0%   $13,660       8.0%    $17,076      10.0%
        (to Risk Weighted
Assets)
    Tier I Capital             28,599      16.8%     6,830       4.0%     10,245       6.0%
        (to Risk Weighted
Assets)
    Tier I Capital             28,599      11.7%     9,775       4.0%     12,218       5.0%
        (to Average Assets)

As of December 31, 1996:
    Total Capital             $29,786      17.5%   $13,602       8.0%    $17,002      10.0%
        (to Risk Weighted
Assets)
    Tier I Capital             27,648      16.3%     6,801       4.0%     10,201       6.0%
        (to Risk Weighted
Assets)
    Tier I Capital             27,648      11.4%     9,687       4.0%     12,108       5.0%
        (to Average Assets)

PENN CENTRAL NATIONAL BANK
As of June 30, 1997:
    Total Capital             $25,095      23.3%    $8,625       8.0%    $10,781      10.0%
        (to Risk Weighted
Assets)
    Tier I Capital             23,727      22.0%     4,312       4.0%      6,468       6.0%
        (to Risk Weighted
Assets)
    Tier I Capital             23,727      12.7%     7,473       4.0%      9,341       5.0%
        (to Average Assets)

As of December 31, 1996:
    Total Capital             $24,943      22.2%    $9,000       8.0%    $11,251      10.0%
        (to Risk Weighted
Assets)
    Tier I Capital             23,516      20.9%     4,500       4.0%      6,750       6.0%
        (to Risk Weighted
Assets)
    Tier I Capital             23,516      12.6%     7,444       4.0%      9,306       5.0%
        (to Average Assets)


     Pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), the FDIC has issued a rule which sets the capital level for each of the five capital categories established in FDICIA. As required by FDICIA, the regulations specify the levels at which an insured institution would be considered "well capitalized", "adequately capitalized", "undercapitalized", "significantly undercapitalized", or "critically undercapitalized". At June 30, 1997, Omega and each of its banking subsidiaries met the regulatory definition of a "well capitalized" financial institution, i.e., a leverage ratio exceeding 5%, Tier 1 capital exceeding 6% and total capital exceeding 10%.



PART II.  Other Information

Item 1.   Legal Proceedings
     None

Item 2.   Changes in Securities
     None

Item 3.   Defaults upon Senior Debt
     None

Item 4.   Submission of Matters to a Vote of Security Holders
     The Annual Meeting of Shareholders of Omega was held on April 29, 1997. At the Annual Meeting, the shareholders elected a class of directors for a term of three years, as described below.


          Name               For         Withhold
                                        Authority

Raymond F. Agostinelli   4,593,284       45,789

Merle K. Evey            4,602,548       36,525

David B. Lee             4,602,460       36,613


The terms of the following directors continued after the annual meeting:
     Robert T. Gentry, Philip E. Gingerich, David K. Goodman, Sr., D. Stephen Martz, James W. Powers, Sr., George R. Lovette, Robert N. Oliver, Stanton
     R. Sheetz, and Robert A. Szeyller.

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