Form 10-Q
period 1997-09-30
OMEGA FINANCIAL CORP /PA/
filed 1997-11-13
CIK 705671

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON DC 20549

                                 FORM 10-Q
(Mark One)

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended September 30, 1997

                                    or

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

                                              Registrant's Telephone Number,
                                                    Including Area Code

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was requiested to file such reports), and (2) has been subject to fuch filing requirements for the past ninety days.
    Yes   X    No

     The number of shares outstanding of each of the Registrant's classes of common stock as of November 5, 1997:
             Common Stock, $5.00 par value - 8,855,735 shares


PART I.  Financial Information
Item 1.  Financial Statements


                   OMEGA FINANCIAL CORPORATION AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                         (In thousands, except share data)
                                                                     SEPTEMBER 30,     DECEMBER 31,
ASSETS                                                                   1997               1996

Cash and due from banks                                                      $34,151            $30,380

Interest bearing deposits with other banks                                       902                512
Federal funds sold                                                             3,750             18,075

Investment securities held to maturity
   (Market value:
   $126,476 and $114,171, respectively)                                      126,012            114,192
Investment securities available for sale                                     135,120            127,654

Total loans                                                                  698,440            698,323
  Less: Unearned discount                                                    (1,141)            (1,726)
            Allowance for loan losses                                       (11,775)           (11,820)

Net loans                                                                    685,524            684,777

Premises and equipment, net                                                   17,978             17,638
Other assets                                                                  13,899             14,117

TOTAL ASSETS                                                              $1,017,336         $1,007,345



LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
  Non-interest bearing                                                      $113,718           $114,870
  Interest bearing                                                           737,035            731,160

Total deposits                                                               850,753            846,030

Short-term borrowings                                                          8,915              5,292
Other liabilities                                                             10,229             10,332
ESOP debt                                                                      4,080              4,213
Long-term debt                                                                 5,000              5,000
Other interest bearing liabilities                                               533                593

TOTAL LIABILITIES                                                            879,510            871,460

Preferred stock, par value $5.00 per share:
  Authorized - 5,000,000 shares;
  Issued and outstanding -
    219,781 shares Series A Convertible                                        5,000              5,000
Unearned compensation related to ESOP debt                                   (3,189)            (3,375)
Common stock, par value $5.00 per share:
  Authorized - 25,000,000 shares
  Issued -
    9,040,812 shares at September 30, 1997;
    9,156,369 shares at December 31, 1996
  Outstanding -
    8,852,147 shares at September 30, 1997;
    9,050,889 shares at December 31, 1996                                     45,204             30,521
Capital surplus                                                                1,721              5,649
Retained earnings                                                             91,470             97,749
Cost of common stock in treasury
    188,665 shares at September 30, 1997;
    105,480 shares at December 31, 1996                                      (6,543)            (2,266)
Net unrealized gain on securities available for sale                           4,163              2,607

TOTAL SHAREHOLDERS' EQUITY                                                   137,826            135,885
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                $1,017,336         $1,007,345



All share information has been restated to give effect to the 3 for 2 stock split on April 30, 1997.


                      OMEGA FINANCIAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF INCOME
                           (In thousands, except share data)

                                                              Three Months Ended       Nine Months Ended
                                                                 September 30,            September 30,
                                                                  1997           1996              1997            1996

INTEREST INCOME:
Interest and fees on loans                                          $15,521        $15,757           $45,954         $47,170
Interest and dividends on investment securities                       3,673          3,374            10,663           9,456
Other interest income                                                   301            296               834             848

TOTAL INTEREST INCOME.                                               19,495         19,427            57,451          57,474
INTEREST EXPENSE:
Interest on deposits                                                  7,487          7,518            21,909          22,467
Interest on short-term borrowings                                        83             38               217              83
Interest on long-term debt and
  other interest bearing liabilities                                     81             81               233             241

TOTAL INTEREST EXPENSE                                                7,651          7,637            22,359          22,791

NET INTEREST INCOME                                                  11,844         11,790            35,092          34,683
Provision for loan losses                                               258            302               773             754

INCOME FROM CREDIT ACTIVITIES                                        11,586         11,488            34,319          33,929
OTHER INCOME:
Service fees                                                          1,563          1,419             4,466           4,052
Trust fees                                                              623            618             2,037           1,921
Gain on sale of loans                                                   (1)                                1              13
Investment securities gains and losses, net:
  Investment securities held to maturity                                  -              -                 2               -
  Investment securities available for sale                              202            137               712             561
TOTAL OTHER INCOME                                                    2,387          2,174             7,218           6,547
OTHER EXPENSE:
Salaries and employee benefits                                        4,397          4,295            12,922          12,553
Net occupancy expense                                                   554            510             1,622           1,650
Equipment expense                                                       488            421             1,370           1,342
Data processing service                                                 389            378             1,154           1,156
Other                                                                 2,169          2,211             6,510           6,758

TOTAL OTHER EXPENSE                                                   7,997          7,815            23,578          23,459

Income before taxes                                                   5,976          5,847            17,959          17,017
Income tax expense                                                    1,808          1,766             5,529           5,133

NET INCOME                                                           $4,168         $4,081           $12,430         $11,884



NET INCOME PER COMMON SHARE:
  Primary                                                             $0.45          $0.44             $1.34           $1.27
  Fully diluted                                                       $0.43          $0.43             $1.29           $1.24
WEIGHTED AVERAGE SHARES AND EQUIVALENTS:
   Primary                                                            9,081          9,155             9,141           9,161
   Fully diluted                                                      9,427          9,501             9,514           9,507

All share and per share information has been restated to give effect to the 3 for 2 stock split on April 30, 1997.

                              OMEGA FINANCIAL CORPORATION AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (In thousands)
                                                                                            NINE MONTHS ENDED
                                                                                              SEPTEMBER 30,

                                                                                               1997          1996

Cash flows from operating activities:
  Net income                                                                                    $12,430       $11,884
  Adjustments to reconcile net income to
        net cash provided by operating activities:
    Depreciation and amortization                                                                 1,867         1,902
    Provision for loan losses                                                                       773           754
    Gain on sale of investment securities                                                         (714)         (561)
    Gain on sale of fixed assets
          and other property owned                                                                 (51)           (8)
    Gain on sale of loans                                                                           (1)          (13)
    Decrease (increase) in deferred tax asset                                                        22         (121)
    Increase in interest receivable and other assets                                            (1,117)         (313)
    Decrease in interest payable                                                                  (170)         (409)
    Decrease (increase)  in taxes payable                                                         (625)            64
    Amortization of deferred net loan fees                                                        (203)         (464)
    Deferral of net loan fees (costs)                                                              (55)            98
    Increase in accounts payable
          and accrued expenses                                                                      664         1,289

      Total adjustments                                                                             390         2,218

Net cash provided by operating activities                                                        12,820        14,102

Cash flows from investing activities:
  Proceeds from the sale or maturity of:
    Interest bearing deposits with other banks                                                      550         2,719
    Investment  securities available for sale                                                    35,571        33,824
    Investment  securities held to maturity                                                      28,469        22,606
  Purchase of:
    Interest bearing deposits with other banks                                                    (940)       (2,404)
    Investment securities held to maturity                                                     (40,225)      (41,475)
    Investment securities available for sale                                                   (40,310)      (39,076)
  Increase in loans                                                                             (1,559)      (12,633)
  Gross proceeds from sale of loans                                                                 298        10,792
  Capital expenditures                                                                          (1,676)       (2,120)
  Sale of fixed assets and other property owned                                                     364           226
  Decrease in federal funds sold                                                                 14,325         5,510

Net cash used in investing activities                                                           (5,133)      (22,031)

Cash flows from financing activities:
  Increase in deposits, net                                                                       4,723         8,182
  Increase in short-term borrowings, net                                                          3,623         2,415
  Principal payment on long-term debt                                                                 -         (350)
  Net change in other interest bearing liabilities                                                 (60)            14
  Dividends paid                                                                                (4,538)       (2,714)
  Tax benefit from preferred stock dividend
           and stock option activity                                                                302           172
  Issuance of common stock                                                                          462           840
  Acquisition of treasury stock                                                                (10,110)       (2,221)
  Proceeds from reissuance of treasury stock                                                      1,682           724

Net cash provided by (used in) financing activities                                             (3,916)         7,062

Net increase (decrease) in cash and due from banks                                               $3,771        $(867)



Cash and due from banks at beginning of period                                                  $30,380       $38,796
Cash and due from banks at end of period                                                         34,151        37,929

Net increase (decrease) in cash and due from banks                                               $3,771        $(867)



Interest paid                                                                                   $22,529       $23,200
Income taxes paid                                                                                 5,187         5,189


                  OMEGA FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NINE AND THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

A.   Basis of Presentation:

     The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the nine months and three months ended September 30, 1997 are not necessarily indicative of the results that may be experienced for the year ending December 31, 1997 or any other interim period. For further information, refer to the Consolidated Financial Statements and Footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

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

     Statement of Financial Accounting Standards No. 128 - Earnings per Share


     The FASB has issued Statement No. 128, "Earnings per Share", which is effective for financial statements for both interim and annual periods ending after December 15, 1997. Early adoption is prohibited. The statement replaces primary earnings per share (EPS) with basic EPS and changes the presentation requirements of per-share amounts relating to accounting changes, discontinued operations and extraordinary items. Management believes that the adoption of this statement will not have a material effect on Omega's EPS calculation.


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

D.   Commitments and Contingent Liabilities:

     In the ordinary course of business, Omega and its subsidiaries make commitments to extend credit to their customers. At September 30, 1997 and December 31, 1996 standby letters of credit issued and outstanding amounted to $15,426,000 and $15,197,000, respectively. These letters of credit are not reflected in the accompanying financial statements. Management does not anticipate any significant losses as a result of these transactions.

     At September 30, 1997, the Corporation had $126,835,000 outstanding in unused lines of credit commitments extended to its customers. Of this amount, $30,211,000, or 23.8%, are commitments to consumers for home equity lines of credit and credit card limits. The remainder, $96,624,000, are commercial commitments.

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

                       Computations of Per Share Earnings
                    (In thousands, except per share amounts)
                                  (Unaudited)

                                                               Three Months Ended                   Nine Months Ended
                                                                  September 30,                       September 30,
                                                           1997               1996                 1997               1996

PRIMARY EARNINGS PER SHARE

Net income                                                     $4,168             $4,081              $12,430            $11,884
Dividend requirements for preferred stock,
  net of tax benefits                                            (76)               (74)                (227)              (222)

Net earnings applicable to common stock                         4,092              4,007               12,203             11,662



Shares and equivalents outstanding:
Weighted average number of common
  shares outstanding                                            8,893              9,057                8,981              9,060
Common stock equivalents - options                                188                 98                  160                101

Weighted average of common shares
  outstanding and equivalents                                   9,081              9,155                9,141              9,161


Primary earnings per common share                               $0.45              $0.44                $1.34              $1.27

FULLY DILUTED EARNINGS PER SHARE

Net income                                                     $4,168             $4,081              $12,430            $11,884
Additional cash contribution required to service
  debt on assumed conversion of preferred
  stock (tax effected)                                           (40)               (42)                (121)              (130)

Net earnings applicable to common stock                         4,128              4,039               12,309             11,754



Shares and equivalents outstanding:
Weighted average number of common
  shares outstanding                                            8,893              9,057                8,981              9,060
Common stock equivalents - options                                188                 98                  187                101
Assumed conversion of preferred stock
  outstanding and equivalents                                     346                346                  346                346

Weighted average of common shares
  outstanding and equivalents                                   9,427              9,501                9,514              9,507



Fully diluted earnings per common share                         $0.43              $0.43                $1.29              $1.24


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


                  OMEGA FINANCIAL CORPORATION AND SUBSIDIARIES



Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS



1.   Comparison of the Nine and Three Months Ended September 30, 1997 and 1996

                               Operations


     A.   Nine months ended September 30, 1997 and 1996

     For the first nine months of 1997, income before taxes increased by $942,000, or 5.5%, compared to the same period in 1996. A $671,000, or 10.3% increase in the Corporation's non-interest income was a significant factor in this achievement.

     Income from credit activities increased $390,000, or 1.2%, while non-interest expense increased by $119,000, or 0.5%.

     The tax provision for the first nine months of 1997 increased by $396,000, or 7.7% when compared to the first nine months of 1996. The effective tax rate rose to 30.8% in 1997 from 30.2% in 1996, as a consequence of a continued reduction in tax-exempt income resulting from a lower level of tax-exempt investments in 1997 than in 1996. Net income increased by $546,000, or 4.6%, in the first nine months of 1997 as compared to the same period in 1996.

     B.   Three months ended September 30, 1997 and 1996
     The third quarter's income before income taxes increased $129,000, or 2.2%, when compared to the same period in 1996. A $213,000 increase in non-interest income was primarily responsible for the increase. In addition, income from credit activities increased by $98,000, or 0.9%, while non-interest expense increased by $182,000, or 2.3%.

     After the income tax provision (which increased by $42,000, or 2.4% compared to the same period in 1996) was deducted from earnings, net income improved $87,000, or 2.1%, over the third quarter of 1996. The effective tax rate for the third quarter of 1997 was 30.2%, the same as in the third quarter of 1996.

     Following are selected key ratios for the period:

                                         Three Months Ended Nine Months Ended
                                              September 30  September 30

                                              1997   1996   1997    1996
     Return on average assets (annualized).   1.63%   1.60%  1.64%   1.57%
     Return on average equity (annualized).  12.10   12.50  12.03   12.34
     Dividend payout ratio (common)........  33.97   31.07  34.14   31.01
     Average equity to average assets......  13.47   12.82  13.59   12.72


                          Net Interest Income


     A.   Nine months ended September 30, 1997 and 1996

     Omega's net interest income for the first nine months of 1997 improved by $409,000, or 1.2%, with most of the improvement due to rate changes. Average earning assets grew by $6,539,000 since September of 1996. The 0.7% increase in average earning assets resulted primarily from investment securities activity, as average loans outstanding decreased by $13,434,000, or 1.9%. While the Corporation has experienced growth in the commercial loan portfolio, outstanding consumer loans have declined, particularly those secured by real estate. Average deposits decreased by $8,188,000, or 1.0%, in 1997 as compared to the previous year. Total cost to fund earning assets was 3.11% in 1997, compared to 3.19% in 1996, while earning assets yielded 8.00% in 1997 compared to 8.06% in 1996, resulting in a 2 basis point increase in net interest margin.

     B.   Three months ended September 30, 1997 and 1996

     The net interest margin, at 4.89% for the third quarter of 1997, was 1 basis point higher than the third quarter of 1996, with a $2,358,000 or 0.2% increase in average earning assets resulting in a 0.5% increase in net interest income.

     Following are key net interest margin ratios (annualized):


                                          Three Months EndedNine Months Ended
                                            September 30,     September 30,

                                            1997     1996     1997     1996

Yield on average earning assets            8.03%     8.02%     8.00%    8.06%

Cost to fund earning assets                3.14      3.14      3.11     3.19

Net interest margin                        4.89      4.88      4.89     4.87

Net interest margin - tax equivalent       5.06      5.04      5.06     5.03

     At September 30, 1997, Omega had $395,743,000 of earning assets scheduled to reprice over the next twelve months as compared to $436,748,000 in interest bearing liabilities, resulting in a negative gap of $41,005,000, or 4% of assets. In order to predict net interest income at risk over the next twelve months based on hypothetical rate movements, a rate shock simulation was performed on the balance sheet. Results incidate that Omega's net interest income over the next twelve months is at risk to an immediate 100 basis point decline in interest rates, by 1.1%, or $514,000. Conversely, an increase of 100 basis points indicates an increase in net interest income of $593,000, or 1.3% over a twelve month period. These simulations assume no volume or mix changes in the balance sheet.

                        Other Income and Expense


     A.   Nine months ended September 30, 1997 and 1996

     Other income increased by $671,000 for the first nine months of 1997 when compared to the same period last year. Service fees increased by $414,000, or 10.2%, and trust fees increased in 1997 by $116,000, or 6.0% over 1996. Net security gains, at $714,000 through September of 1997, were 27.3% ahead of 1996.

     As a percentage of average assets, annualized other income, net of security gains and losses, was .86% for the first nine months of 1997 as compared to .79% in 1996.

     Other expenses were $119,000, or 0.5% lower for the first nine months of 1997 than for the same period in 1996. Salaries and employee benefits increased by $369,000, or 2.9% while occupancy, equipment, data processing service and other expenses decreased by a total of $250,000, or 2.3%.

     As a percentage of average assets, annualized expenses for the nine month periods ending September 30, 1997 and 1996 was 3.10%.

     B.   Three months ended September 30, 1997 and 1996

     Other income increased $213,000, or 9.8% for the third quarter of 1997 as compared to the same period in 1996. Service fee income in 1997 outpaced that in 1996 by $144,000, or 10.2%, while trust fee income was approximately the same in the third quarter of 1997 as in the third quarter of 1996. Net gains from the sale of investment securities increased by $65,000 in 1997. As a percentage of average assets, annualized other income net of security gains and losses was .85% for the third quarter of1997 as compared to .80% in 1996.

     Other expenses were $182,000, or 2.3% higher for the third quarter of 1997 than for the same period in 1996. Salaries and employee benefits were $102,000, or 2.4% higher in 1997 than in 1996. Occupancy expense has increased by 8.6%, while equipment and data processing expense increased by 9.8%. Other non-interest expenses have decreased by 1.9%, or $42,000.

     As a percentage of average assets, annualized expenses for the quarter ended September 30, 1997 were 3.13% and for the same period in 1996 were 3.07%.

2.   Investment Securities

     Management of the investment portfolio entails evaluation and realignment of the size and mix of the portfolio in order to balance various characteristics of the balance sheet, including asset quality, liquidity, yield relationships, maturity and tax planning. The following schedule describes characteristics of the investment portfolio as of September 30, 1997 and December 31, 1996.




                                                                Securities Classified as Available for Sale

                                                                                 Gross         Gross       Estimated
                                                                 Amortized     Unrealized    Unrealized      Market
September 30, 1997                                                  Cost         Gains         Losses        Value

 U.S. Treasury securities and obligations of other U.S.
Government agencies and corporations                              $82,169          $192          $(94)      $82,267
 Obligations of state and political subdivisions                   41,577           381           (25)       41,933
Equity securities                                                   4,983         5,937             -        10,920

Total                                                            $128,729        $6,510         $(119)     $135,120

                                                                        Securities Classified as Held to Maturity

                                                                             Gross         Gross         Estimated
                                                               Amortized     Unrealized    Unrealized    Market
September 30, 1997                                             Cost          Gains         Losses        Value

 U.S. Treasury securities and obligations of other U.S.
Government agencies and corporations                              $25,508       $   168          $(12)      $25,664
 Obligations of state and political subdivisions                    6,051            27             -         6,078
Corporate securities                                               38,001           232           (45)       38,188
Mortgage backed securities                                         51,828           239          (145)       51,922
Investment in low-income housing                                      492             -             -           492
Equity securities (non-marketable)                                  4,132             -             -         4,132

Total                                                            $126,012          $666         $(202)     $126,476





                                                                       Securities Classified as Available for Sale

                                                                                 Gross         Gross       Estimated
                                                                 Amortized     Unrealized    Unrealized      Market
December 31, 1996                                                   Cost         Gains         Losses        Value

 U.S. Treasury securities and obligations of other U.S.
Government agencies and corporations                              $86,363          $142         $(313)      $86,192
 Obligations of state and political subdivisions                   32,243           192          (206)       32,229
Equity securities                                                   5,049         4,231           (47)        9,233

Total                                                            $123,655        $4,565         $(566)     $127,654
                                                                        Securities Classified as Held to Maturity

                                                                             Gross         Gross         Estimated
                                                               Amortized     Unrealized    Unrealized    Market
December 31, 1996                                              Cost          Gains         Losses        Value

 U.S. Treasury securities and obligations of other U.S.
Government agencies and corporations                               $7,047           $24          $(22)       $7,049
 Obligations of state and political subdivisions                    6,815            12           (20)        6,807
Corporate securities                                               27,880            96          (111)       27,865
Mortgage backed securities                                         67,921           297          (297)       67,921
Investment in low-income housing                                      438             -             -           438
Equity securities (non-marketable)                                  4,091             -             -         4,091

Total                                                            $114,192          $429         $(450)     $114,171





     Total investment securities as a percentage of total assets at September 30, 1997 and December 31, 1996 were 25.6% and 24.0%, respectively. Securities maturing or repricing in one year or less comprised 39.0% of the total investment securities of $261,132,000 as of September 30, 1997, as compared to 40.1% of total investment securities of $241,846,000 as of December 31, 1996. There was $215,000 in investments in instruments of foreign countries on September 30, 1997.

3.   Interest Bearing Deposits with Other Financial Institutions

     As of September 30, 1997, Omega had $902,000 in interest bearing deposits with other banks. There were no investments in instruments issued by U.S. branches of banks of foreign countries or deposits in banks of foreign countries included in the September 30, 1997 balance sheet.

4.   Loans

     Net loans in the first nine months of 1997 increased by $747,000, or 0.1%, bringing the total to $685,524,000 at September 30, 1997. Increasing competitive pressure in consumer lending has caused a slight decrease in personal loans, offsetting the increase in commercial and real estate loans.

     Changes in the allowance for loan losses for the nine months ended September 30, 1997 and 1996 were as follows (in thousands):


                                                 1997           1996

     Balance at January 1.................... $11,820        $11,668

     Charge-offs.............................    (948)          (866)
     Recoveries..............................     130            295
         Net charge-offs.....................    (818)          (571)

     Provision for loan losses...............     773            754


     Balance at September 30.................  $11,775        $11,851





     The allowance for loan losses is considered adequate by management to cover possible uncollectible loans, as shown in the following table depicting non-performing loans. Management is also of the opinion that the level of loan loss provision is adequate to maintain the allowance at an acceptable level. The allowance for loan losses at September 30, 1997 and 1996 represented 1.69% and 1.68%, respectively, of the total loans outstanding, net of unearned interest.

     Set forth below is an analysis of Omega's non-performing loans as of September 30, 1997 as compared to December 31, 1996



                                Non-performing Loans

                                   (In thousands)
                                                                                  September 30,              December 31,
                                                                                       1997                       1996

     Non-accrual loans.........................................................        $4,862                    $2,079
     Accruing loans past due 90 days or more...................................         1,656                     1,241
     Restructured loans........................................................            25                        14

     Total non-performing loans................................................        $6,543                    $3,334



     Non-performing loans as percent of allowance..............................        55.6%                      28.2%

     The increase in non-performing loans from December 31, 1996 to September 30, 1997 is primarily due to the addition of one large commercial loan with a total outstanding balance of $2,516,000 to the non-accrual category.

5.   Deposits and Other Sources of Funds

     Deposits provide the primary source of funding for loans and investment securities. As of September 30, 1997, total deposits increased by $4,723,000 or 0.6%, as compared to December 31, 1996, with essentially the entire increase consisting of interest-bearing deposits.

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


                                                                            MINIMUM REQUIREMENT             MINIMUM REGULATORY
                                                                               FOR CAPITAL                  REQUIREMENTS TO BE
                                                   ACTUAL                   ADEQUACY PURPOSES               "WELL CAPITALIZED"

OMEGA FINANCIAL CORPORATION                AMOUNT          RATIO          AMOUNT          RATIO          AMOUNT           RATIO

As of September 30, 1997:
    Total Capital                            $139,962          20.4%         $54,954            8.0%        $68,692           10.0%
        (to Risk Weighted Assets)
    Tier I Capital                            131,304          19.1%          27,477            4.0%         41,215            6.0%
        (to Risk Weighted Assets)
    Tier I Capital                            131,304          13.0%          40,536            4.0%         50,670            5.0%
        (to Average Assets)

As of December 31, 1996:
    Total Capital                            $139,411          20.3%         $54,898            8.0%        $68,622           10.0%
        (to Risk Weighted Assets)
    Tier I Capital                            130,759          19.1%          27,449            4.0%         41,173            6.0%
        (to Risk Weighted Assets)
    Tier I Capital                            130,759          13.0%          40,363            4.0%         50,453            5.0%
        (to Average Assets)

OMEGA BANK
As of September 30, 1997:
    Total Capital                             $72,946          18.8%         $30,973            8.0%        $38,716           10.0%
        (to Risk Weighted Assets)
    Tier I Capital                             68,068          17.6%          15,486            4.0%         23,230            6.0%
        (to Risk Weighted Assets)
    Tier I Capital                             68,068          12.0%          22,625            4.0%         28,281            5.0%
        (to Average Assets)

As of December 31, 1996:
    Total Capital                             $73,644          18.9%         $31,177            8.0%        $38,971           10.0%
        (to Risk Weighted Assets)
    Tier I Capital                             68,732          17.6%          15,588            4.0%         23,383            6.0%
        (to Risk Weighted Assets)
    Tier I Capital                             68,732          12.0%          22,902            4.0%         28,627            5.0%
        (to Average Assets)

HOLLIDAYSBURG TRUST COMPANY
As of September 30, 1997:
    Total Capital                             $30,231          17.7%         $13,698            8.0%        $17,123           10.0%
        (to Risk Weighted Assets)
    Tier I Capital                             28,078          16.4%           6,849            4.0%         10,274            6.0%
        (to Risk Weighted Assets)
    Tier I Capital                             28,078          11.4%           9,817            4.0%         12,271            5.0%
        (to Average Assets)

As of December 31, 1996:
    Total Capital                             $29,786          17.5%         $13,602            8.0%        $17,002           10.0%
        (to Risk Weighted Assets)
    Tier I Capital                             27,648          16.3%           6,801            4.0%         10,201            6.0%
        (to Risk Weighted Assets)
    Tier I Capital                             27,648          11.4%           9,687            4.0%         12,108            5.0%
        (to Average Assets)

PENN CENTRAL NATIONAL BANK
As of September 30, 1997:
    Total Capital                             $24,226          21.8%          $8,882            8.0%        $11,102           10.0%
        (to Risk Weighted Assets)
    Tier I Capital                             22,818          20.6%           4,441            4.0%          6,661            6.0%
        (to Risk Weighted Assets)
    Tier I Capital                             22,818          12.2%           7,494            4.0%          9,368            5.0%
        (to Average Assets)

As of December 31, 1996:
    Total Capital                             $24,943          22.2%          $9,000            8.0%        $11,251           10.0%
        (to Risk Weighted Assets)
    Tier I Capital                             23,516          20.9%           4,500            4.0%          6,750            6.0%
        (to Risk Weighted Assets)
    Tier I Capital                             23,516          12.6%           7,444            4.0%          9,306            5.0%

     Pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), the FDIC has issued a rule which sets the capital level for each of the five capital categories established in FDICIA. As required by FDICIA, the regulations specify the levels at which an insured institution would be considered "well capitalized", "adequately capitalized", "undercapitalized", "significantly undercapitalized", or "critically undercapitalized". At September 30, 1997, Omega and each of its banking subsidiaries met the regulatory definition of a "well capitalized" financial institution, i.e., a leverage ratio exceeding 5%, Tier 1 capital exceeding 6% and total capital exceeding 10%.



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