Form 10-K405
period 1997-12-31
OMEGA FINANCIAL CORP /PA/
filed 1998-03-27
CIK 705671

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)

 (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                   For the Fiscal Year ended December 31, 1997

                                       or

 (  )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
        EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

     For the transition period from __________________ to __________________

                           Commission File No. 0-13599
                                               -------

                           Omega Financial Corporation
                       -----------------------------------
             (Exact name of registrant as specified in its charter)


          Pennsylvania                                25-1420888
       -----------------------                    -------------------
   (State or other jurisdiction of         (IRS Employer Identification Number)
   incorporation or organization)


        366 Walker Drive
        State College, PA                                 16801
  -------------------------------------                ------------
(Address of principal executive offices)                (Zip Code)


Registrant's telephone number, including area code:  (814) 231-7680
                                                     --------------

Securities registered pursuant to Section 12(b) of the Act:  None
                                                             ----
Securities registered pursuant to Section 12(g) of the Act:


Common Stock, par value $5.00                   8,910,783
-----------------------------           ------------------------
     (Title of Class)                (Number of shares outstanding
                                           as of March 2, 1998)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

               Yes   X            No
                    ----              -----


         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 2, 1998 was $302,485,145. (1)

                       DOCUMENTS INCORPORATED BY REFERENCE

  (Specific sections incorporated are identified under applicable items herein)


         Certain portions of the Company's Annual Report to Shareholders for the year ended December 31, 1997 are incorporated by reference in Parts II and IV of this Report.

         With the exception of the information incorporated by reference in Parts I, II and IV of this Report, the Company's Annual Report to Shareholders for the year ended December 31, 1997 is not to be deemed "filed" with the Securities and Exchange Commission for any purpose.

         Certain portions of the Company's Proxy Statement to be filed in connection with its 1998 Annual Meeting of Shareholders are incorporated by reference in Part III of this Report.

         Other documents incorporated by reference are listed in the Exhibit Index.


--------------------------------

(1) The aggregate dollar amount of the voting stock set forth equals the number of shares of the Company's Common Stock outstanding, reduced by the amount of Common Stock held by officers, directors, shareholders owning in excess of 10% of the Company's Common Stock and the Company's employee benefit plans multiplied by the last reported sale price for the Company's Common Stock on March 2, 1998. The information provided shall in no way be construed as an admission that any officer, director or 10% shareholder of the Company, or any employee benefit plan, may be deemed an affiliate of the Company or that such person or entity is the beneficial owner of the shares reported as being held by such person or entity, and any such inference is hereby disclaimed. The information provided herein is included solely for record keeping purposes of the Securities and Exchange Commission.

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

         Peoples was incorporated on June 24, 1982 and became an active bank holding company on December 7, 1982 through the acquisition of all of the outstanding shares of Peoples National Bank of Central Pennsylvania ("Peoples Bank"). Heritage was incorporated on June 21, 1982 and became an active bank holding company on December 31, 1982 through the acquisition of all of the outstanding shares of The Russell National Bank ("Russell Bank"). As a result of the merger of Heritage into Peoples, Omega became the holding company for both Peoples Bank and Russell Bank. On January 28, 1994, Penn Central Bancorp, Inc. ("Penn Central"), a bank holding company, merged into Omega. As a result of the merger of Penn Central into Omega, Omega became the holding company for Penn Central's five wholly-owned subsidiaries: Penn Central National Bank ("Penn Central Bank"), Hollidaysburg Trust Company ("Hollidaysburg"), the First National Bank of Saxton ("Saxton Bank"), Penn Central Bancorp Life Insurance Company and Penn Central Bancorp Investment Company. On February 18, 1995, Saxton Bank merged into Penn Central Bank and on March 18, 1995, Peoples Bank and Russell Bank merged to form Omega Bank N.A. ("Omega Bank"). On August 1, 1995, Omega acquired all of the outstanding shares of Montour Bank ("Montour"). On December 31, 1996, Montour was merged into Omega Bank. Unless the context otherwise requires, the "Company" refers to Omega Financial Corporation and its consolidated subsidiaries and the "Banks" refers to the Company's banking subsidiaries.

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

         As of December 31, 1997, the Banks operated an aggregate of 37 automated teller machines (ATMs) at various locations. The Banks are members of the Money Access Center ("MAC") System and the "Plus System." The MAC System operates throughout Pennsylvania and the "Plus System" operates nationwide.

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

         In commercial transactions, the Banks' respective legal lending limits to a single borrower (approximately $11,258,000 for Omega Bank, $3,938,000 for Penn Central Bank, and $4,819,000 for Hollidaysburg Trust Company, as of December 31, 1997) enable them to compete effectively for the business of small and midsized businesses. However, this legal lending limit is considerably lower than that of various competing institutions and thus may act as a constraint on each Bank's effectiveness in competing for financings in excess of the limit.

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

SUPERVISION AND REGULATION

         The following discussion sets forth certain of the material elements of the regulatory framework applicable to bank holding companies and their subsidiaries and provides certain specific information relevant to the Company. The regulatory framework is intended primarily for the protection of depositors, other customers and the federal deposit insurance funds and not for the protection of security holders. To the extent that the following information describes statutory and regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions. A change in applicable statutes, regulations or regulatory policy may have a material effect on the business of the Company.

         The Company. The Company is registered as a "bank holding company" under the Bank Holding Company Act of 1956, as amended (the "BHC Act"), and is therefore subject to regulation by the Board of Governors of the Federal Reserve System (the "FRB"). The Company is also regulated by the Pennsylvania Department of Banking.

         Under the BHC Act, the Company is required to secure the prior approval of the FRB before it can merge or consolidate with any other bank holding company or acquire all or substantially all of the assets of any bank that is not already majority owned by it or acquire direct or indirect ownership, or control of, any voting shares of any bank that is not already majority owned by it, if after such acquisition it would directly or indirectly own or control more than 5% of the voting shares of such bank. See Interstate Bankiing.

         The Company is generally prohibited under the BHC Act from engaging in, or acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company engaged in nonbanking activities unless the FRB, by order or regulation, has found such activities to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. In making such determination, the FRB considers whether the performance of these activities by a bank holding company can reasonably be expected to produce benefits to the public which outweigh the possible adverse effects. The FRB has by regulation determined that certain activities are closely related to banking within the meaning of the BHC Act. These activities include, among others, operating a mortgage, finance, credit card or factoring company; performing certain data processing operations; providing investment and financial advice; acting as an insurance agent for certain types of credit-related insurance; leasing personal property on a full-payout, non-operating basis; and certain stock brokerage and investment advisory services. Satisfactory financial condition, particularly with regard to capital adequacy, and satisfactory Community Reinvestment Act ratings are generally prerequisites to obtaining federal regulatory approval to make acquisitions. All of the Company's subsidiary banks are currently rated "satisfactory" under the Community Reinvestment Act.

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

         Under the BHC Act, the Company is required to file periodic reports and other information of its operations with, and is subject to examination by, the FRB. In addition, under the Banking Code of 1965, the Pennsylvania Department of Banking has the authority to examine the books, records and affairs of any Pennsylvania bank holding company or to require any documentation deemed necessary to ensure compliance with the Banking Code.

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

         The OCC has authority under the Financial Institutions Supervisory Act to prohibit national banks from engaging in any activity which, in the OCC's opinion, constitutes an unsafe or unsound practice in conducting their businesses. The FRB has similar authority with respect to the Company and the Company's non-bank subsidiaries. The FDIC has similar authority with respect to Hollidaysburg Trust.

         Substantially all of the deposits of the banking subsidiaries are insured up to applicable limits by the Bank Insurance Fund ("BIF") of the FDIC and are subject to deposit insurance assessments to maintain the BIF. The insurance assessments are based upon a matrix that takes into account a bank's capital level and supervisory rating. Effective January 1, 1996, the FDIC reduced the insurance premiums it charged on bank deposits insured by the BIF to the statutory minimum of $2,000 annually for "well capitalized" banks. On September 30, 1996, the Deposit Insurance Funds Act of 1996 ("DIFA") was enacted and signed into law. DIFA reduced the amount of FDIC insurance premiums for savings association deposits acquired by banks to the same levels assessed for deposits insured by BIF. DIFA further provides for assessments to be imposed on all insured depository institutions with respect to deposits to pay for the cost of Financing Corporation bonds; however, banks are assessed for this purpose at only one-fifth the rate of the assessment on savings associations until December 31, 1999. As a result of these changes, the deposit insurance assessment for banks and for thrifts has been nearly equalized and will be identical for comparably rated institutions after January 1, 2000, at which time banks will share equally in the FICO assessment and the BIF and SAIF funds will be merged.

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

         See Note 20 of Notes to the Company's Consolidated Financial Statements, contained in the Company's Annual Report, for a table that provides a comparison of Omega's and each of the Bank's risk based capital ratios and the leverage ratio to minimum regulatory requirements.

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

INTERSTATE BANKING

         On September 29, 1994, the President signed into law the "Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994" (the "Interstate Act"). Among other things, the Interstate Act permits bank holding companies to acquire banks in any state after September 24, 1995. Beginning June 1, 1997, a bank may merge with a bank in another state so long as both states have not opted out of interstate branching between the date of enactment of the Interstate Act and May 31, 1997. States may enact laws opting out of interstate branching before June 1, 1997, subject to certain conditions. States may also enact laws permitting interstate merger transactions before June 1, 1997 and host states may impose conditions on a branch resulting from an interstate merger transaction that occurs before June 1, 1997, if the conditions do not discriminate against out-of-state banks, are not preempted by Federal law and do not apply or require performance after May 31, 1997. Pennsylvania has enacted a law opting in immediately to interstate merger and interstate branching transactions. Interstate acquisitions and mergers would both be subject, in general, to certain concentration limits and state entry rules relating to the age of the bank.

         Under the Interstate Act, the Federal Deposit Insurance Act is amended to permit the responsible Federal regulatory agency to approve the acquisition of a branch of an insured bank by an out-of-state bank or bank holding company without the acquisition of the entire bank or the establishment of a "de novo" branch only if the law of the state in which the branch is located permits out-of-state banks to acquire a branch of a bank without acquiring the bank or permits out-of-state banks to establish "de-novo" branches. Pennsylvania has passed such a law.

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

EMPLOYEES

         As of December 31, 1997, the Company had a total of 459 full-time employees and 95 part-time employees.

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

         Effect of Interest Rates on the Banks and the Company. The operations of financial institutions such as the Company are dependent to a large degree on net interest income, which is the difference between interest income from loans and investments and interest expense on deposits and borrowings. An institution's net interest income is significantly affected by market rates of interest which in turn are affected by prevailing economic conditions, by the fiscal and monetary policies of the federal government and by the policies of various regulatory agencies. At December 31, 1997, total interest bearing liabilities maturing or repricing within one year exceeded total interest earning assets maturing or repricing during the same time period by $40.416 million, representing a negative cumulative one year sensitivity ratio of 0.91. If interest rates rise, the Company would experience a decrease in net interest income. Like all financial institutions, the Company's balance sheet is affected by fluctuations in interest rates. Volatility in interest rates can also result in disintermediation, which is the flow of funds away from financial institutions into direct investments, such as US Government and corporate securities and other investment vehicles, including mutual funds, which, because of the absence of federal insurance premiums and reserve requirements, generally pay higher rates of return than financial institutions. See "Item 7:
Management's Discussion of Financial Condition and Results of Operations" and
Item 7a: Quantitative and Qualitative Disclosure about Market Risk".

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

         Allowance for Loan Losses. The Company has established an allowance for loan losses which management believes to be adequate to offset potential losses on the Company's existing loans. However, there is no precise method of predicting loan losses. There can be no assurance that any future declines in real estate market conditions, general economic conditions or changes in regulatory policies will not require the Company to increase its allowance for loan losses.

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

         Information Systems; Year 2000. The Company is currently in the process of evaluating its information technology infrastructure to determine whether it is Year 2000 compliant. The issue with respect to Year 2000 is whether systems will properly recognize date sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause complete system failures. The Company has not yet quantified the anticipated costs of addressing Year 2000 compliance. There can be no assurance that the Year 2000 problem will not have a material adverse effect on the financial condition or results of operations of the Company.

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



       Name                        Age                                          Position
       ----                        ---                                          --------
Daniel L. Warfel                   51                Executive Vice President and Chief Financial Officer of the
                                                     Company since 1987; Executive Vice President and Director of
                                                     Omega Bank since 1983.

David N. Thiel                     54                Senior Vice President and Secretary of the Company since
                                                     1987; Vice President, Secretary and Cashier of Omega Bank
                                                     since 1973.

JoAnn N. McMinn                    45                Senior Vice President and Controller of
                                                     the Company since 1988; Vice President and
                                                     Controller of Omega Bank since 1976.

Donita R. Koval                    37                Senior Vice President of the Company since 1995.

                                     PART II


Item 5:  Market for the Registrant's Common Stock and Related Stockholder
         Matters

         Incorporated by reference from the section entitled "Common Stock Market Prices and Dividends" in the Company's Annual Report to Shareholders for the year ended December 31, 1997. As of March 2, 1998, the number of shareholders of the Company's common stock was 2,844.

         The company did not sell any equity securities during 1997 which were not registered under the Securities Act.

         On March 25, 1997 the Company declared a 3 for 2 stock split issued in the form of a stock dividend for shareholders of record as of April 18, 1997, which was distributed on April 30, 1997.

Item 6:  Selected Financial Data

         Incorporated by reference from the section entitled "Selected Financial Data" in the Company's Annual Report to Shareholders for the year ended December 31, 1997.


Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations

         Incorporated by reference from the sections entitled "Management's Discussion and Analysis - Results of Operations" and "Financial Condition" in the Company's Annual Report to Shareholders for the year ended December 31, 1997.

Item 7A:  Quantitative and Qualitative Disclosure about Market Risk

         Incorporated by reference from the sections entitled "Management's Discussion and Analysis - Financial Condition" in the Company's Annual Report to Shareholders for the year ended December 31, 1997.

Item 8:  Financial Statements and Supplementary Data

         Incorporated by reference from the Company's Consolidated Financial Statements and the Notes to Consolidated Financial Statements thereto included in the Company's Annual Report to Shareholders for the year ended December 31, 1997.


Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None

                                    PART III


Item 10:  Directors and Executive Officers of the Registrant

         Incorporated by reference from the Company's Proxy Statement relating to the 1998 Annual Meeting of Shareholders to be filed pursuant to General Instruction G(3) to Form 10-K, except information concerning certain Executive Officers of the Company which is set forth in Item 4.1 hereof.


Item 11:  Executive Compensation

         Incorporated by reference from the Company's Proxy Statement relating to the 1998 Annual Meeting of Shareholders to be filed pursuant to General Instruction G(3) to Form 10-K.


Item 12:  Security Ownership of Certain Beneficial Owners and Management

         Incorporated by reference from the Company's Proxy Statement relating to the 1998 Annual Meeting of Shareholders to be filed pursuant to General Instruction G(3) to Form 10-K.


Item 13:  Certain Relationships and Related Transactions

         Incorporated by reference from the Company's Proxy Statement relating to the 1998 Annual Meeting of Shareholders to be filed pursuant to General Instruction G(3) to Form 10-K.

                                     PART IV

Item 14:  Exhibits, Financial Statement Schedules and Reports on Form 8-K

         (a)      Documents filed as part of this report:

                  (1) Financial Statements. The following consolidated financial statements and the notes thereto of the Company, which are included in the Company's Annual Report to Shareholders for the year ended December 31, 1997, and the report of independent public accountants which is also included in such Annual Report, are incorporated herein by reference into Item 8 of this Report:

         Consolidated Balance Sheets -
                  December 31, 1997 and 1996

         Consolidated Statements of Income
                  Years ended December 31, 1997, 1996 and 1995

         Consolidated Statements of Shareholders' Equity Years ended December
                  31, 1997, 1996 and 1995

         Consolidated Statements of Cash Flows
                  Years ended December 31, 1997, 1996 and 1995

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

       *10.15                   Intentionally omitted.

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

       *10.26(11)               1994 Stock Option Plan for Non-Employee Directors

        10.27                   Intentionally omitted.

       *10.28(13)               Directors Deferred Compensation Agreements for Peoples National Bank and Omega
                                Financial Corporation

       *10.29(14)               1996 Employee Stock Option Plan

        10.30(15)               Second Amendment to Omega Amended and Restated Employee Stock Ownership Plan

        13.1                    Annual Report to Shareholders for the year ended December 31, 1997 (such reports, except for those portions expressly incorporated by reference in this Annual Report on Form 10-K, is furnished for the information of the
                                Commission and is not to be deemed filed as part of this Report).

        21.1                    Subsidiaries of the Registrant (filed herewith)

        23.1                    Consent of Arthur Andersen LLP

        27.1                    Financial Data Schedule

           (b)  Reports on Form 8-K.
                 None.

-------------------------
    * Indicates management contract or compensatory plan, contract or arrangement.

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

    (12) Incorporated by reference from Omega's Registration Statement on Form S-4 (Registration No. 33-91472).
    (13) Incorporated by reference from Omega's Annual Report on Form 10-K for the year ended December 31, 1994.
    (14) Incorporated by reference from Omega's Annual Report on Form 10-K for the year ended December 31, 1995.
    (15) Incorporated by reference from Omega's Annual Report on Form 10-K for the year ended December 31, 1996.

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



Signatures                                  Title                               Date
----------                                  -----                               ----
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