Form 10-Q
period 1998-03-31
OMEGA FINANCIAL CORP /PA/
filed 1998-05-14
CIK 705671

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON DC 20549

                                 FORM 10-Q
(Mark One)

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 1998

                                    or

[ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ______________ to ______________

                        Commission File No. 0-13599

        Omega Financial Corporation
       (Exact name of registrant as
         specified in its charter)


               Pennsylvania                             25-142088
      (State or other jurisdiction or        (IRS Employer Identification No.)
      incorporation of organization)

             366 Walker Drive
        State College, Pennsylvania                        16801
      (Address of principal executive                   (Zip Code)
                 offices)

                                                      (814) 231-7680
                                              Registrant's Telephone Number,
                                                    Including Area Code

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was requested to file such reports), and (2) has been subject to such filing requirements for the past ninety days. Yes __X__ No ____

     The number of shares outstanding of each of the Registrant's classes of common stock as of May 11, 1998:
             Common Stock, $5.00 par value - 8,945,782 shares

PART I.  Financial Information
Item 1.  Financial Statements


             OMEGA FINANCIAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS
                  (In thousands, except share data)
                                               MARCH 31,    DECEMBER 31,
ASSETS                                           1998            1997

Cash and due from banks                           $34,640      $31,938

Interest bearing deposits with other banks            799          600
Federal funds sold                                 21,950       22,650

Investment securities held to maturity
   (Market value:
   $131,276 and $117,344, respectively)           130,735      116,802
Investment securities available for sale          129,341      133,015

Total loans                                       691,483      692,861
  Less: Unearned discount                            (827)        (968)
            Allowance for loan losses             (11,978)     (11,793)

Net loans                                         678,678      680,100

Premises and equipment, net                        17,364       17,589
Other assets                                       13,404       13,209

TOTAL ASSETS                                   $1,026,911   $1,015,903



LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
  Non-interest bearing                           $112,165     $114,777
  Interest bearing                                725,511      725,998

Total deposits                                    837,676      840,775

Short-term borrowings                              19,952       18,260
Other liabilities                                  17,996        9,816
ESOP debt                                           3,988        4,034
Other interest bearing liabilities                    537          586

TOTAL LIABILITIES                                 880,149      873,471

Preferred stock, par value $5.00 per share:
  Authorized - 5,000,000 shares;
  Issued and outstanding -
    219,781 shares Series A Convertible             5,000        5,000
Unearned compensation related to ESOP debt         (3,064)      (3,125)
Common stock, par value $5.00 per share:
  Authorized - 25,000,000 shares
  Issued -
    9,106,866 shares at March 31, 1998;
    9,050,730 shares at December 31, 1997
  Outstanding -
    8,938,673 shares at March 31, 1998;
    8,879,257 shares at December 31, 1997          45,538       45,258
Capital surplus                                     2,683        1,822
Retained earnings                                  96,851       94,426
Cost of common stock in treasury
    168,193 shares at March 31, 1998;
    171,473 shares at December 31, 1997            (5,833)      (5,947)
Net unrealized gain on securities available         5,587        4,998
for sale

TOTAL SHAREHOLDERS' EQUITY                        146,762      142,432

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY     $1,026,911   $1,015,903






        OMEGA FINANCIAL CORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF INCOME
              (In thousands, except share data)
                                           Three Months Ended
                                                 March 31,
                                             1998       1997

INTEREST INCOME:
Interest and fees on loans                 $14,928    $15,060
Interest and dividends on investment         3,410      3,384
securities
Other interest income                          357        304

TOTAL INTEREST INCOME                       18,695     18,748

INTEREST EXPENSE:
Interest on deposits                         6,964      7,152
Interest on short-term borrowings              140         66
Interest on long-term debt and
  other interest bearing liabilities            80         76

TOTAL INTEREST EXPENSE                       7,184      7,294

NET INTEREST INCOME                         11,511     11,454
Provision for loan losses                      242        258

INCOME FROM CREDIT ACTIVITIES               11,269     11,196

OTHER INCOME:
Service fees                                 1,503      1,389
Trust fees                                     753        783
Gain on sale of loans                           37
Gains on investment securities available       289        162
for sale, net

TOTAL OTHER INCOME                           2,582      2,334

OTHER EXPENSE:
Salaries and employee benefits               4,425      4,238
Net occupancy expense                          573        551
Equipment expense                              511        434
Data processing service                        402        390
Other                                        2,046      2,247

TOTAL OTHER EXPENSE                          7,957      7,860

Income before taxes                          5,894      5,670
Income tax expense                           1,784      1,769

NET INCOME                                  $4,110     $3,901



NET INCOME PER COMMON SHARE:
   Basic                                  $    .45   $    .42
   Diluted                                $    .43   $    .40
WEIGHTED AVERAGE SHARES AND EQUIVALENTS:
   Basic                                 8,902,114  9,051,713
   Diluted                               9,455,354  9,545,337




                       OMEGA FINANCIAL CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (In thousands)

                                                                                THREE MONTHS ENDED
                                                                                     MARCH 31,

                                                                                 1998         1997

Cash flows from operating activities:
  Net income                                                                       $4,110        $3,901
  Adjustments to reconcile net income to
       net cash provided by operating activities:
    Depreciation and amortization                                                     614           646
    Provision for loan losses                                                         242           258
    Gain on sale of investment securities                                            (289)         (162)
    Gain on sale of fixed assets
       and other property owned                                                       (25)          (15)
    Gain on sale of loans                                                             (37)            -
    (Increase) decrease in deferred tax asset                                        (153)          244
    Increase in interest receivable and other assets                                 (787)       (1,067)
    Decrease in interest payable                                                     (127)         (179)
    Increase in taxes payable                                                       1,630         1,055
    Amortization of deferred net loan costs (fees)                                    164           (86)
    Deferral of net loan fees                                                          99            41
    Increase (decrease) in accounts payable
       and accrued expenses                                                           389          (228)

      Total adjustments                                                             1,720           507

Net cash provided by operating activities                                           5,830         4,408

Cash flows from investing activities:
  Proceeds from the sale or maturity of:
    Interest bearing deposits with other banks                                        135           412
    Investment  securities available for sale                                      24,079        11,812
    Investment  securities held to maturity                                        13,234         7,071
  Purchase of:
    Interest bearing deposits with other banks                                       (334)         (484)
    Investment securities held to maturity                                        (18,294)      (12,554)
    Investment securities available for sale                                      (21,751)      (13,010)
  Decrease (increase) in loans                                                        585         6,756
  Gross proceeds from sale of loans                                                   370           113
  Capital expenditures                                                               (263)         (664)
  Sale of fixed assets and other property owned                                       400           137
  Decrease (increase) in federal funds sold                                           700        (4,275)

Net cash used in investing activities                                              (1,139)       (4,686)

Cash flows from financing activities:
  (Decrease) increase in deposits, net                                             (3,099)        5,352
  Increase in short-term borrowings, net                                            1,692         1,632
  Net change in other interest bearing liabilities                                    (49)          (78)
  Dividends paid                                                                   (1,695)       (1,488)
  Tax benefit from preferred stock dividend
     and stock option activity                                                         21            23
  Issuance of common stock                                                          1,141             -
  Acquisition of treasury stock                                                         -        (2,885)
  Proceeds from reissuance of treasury stock                                            -         1,270

Net cash (used in) provided by financing activities                                (1,989)        3,826

Net increase in cash and due from banks                                            $2,702        $3,548



Cash and due from banks at beginning of period                                    $31,938       $30,380
Cash and due from banks at end of period                                           34,640        33,928

Net increase in cash and due from banks                                            $2,702        $3,548


Interest paid                                                                      $7,311        $7,473
Income taxes paid                                                                     175           530

                  OMEGA FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



THREE MONTHS ENDED MARCH 31, 1998 AND 1997

A.   Basis of Presentation:

     The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1998 are not necessarily indicative of the results that may be experienced for the year ending December 31, 1998 or any other interim period. For further information, refer to the Consolidated Financial Statements and Footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

     The accompanying Consolidated Financial Statements include Omega Financial Corporation (Omega), a bank holding company, and the combined results of its wholly owned banking and non-banking subsidiaries.

B.   Current and Pending Accounting Changes

     Statement of Financial Accounting Standards No. 130 - Reporting Comprehensive Income

     On January 1, 1998, Omega adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130). SFAS 130 establishes standards for reporting and displaying comprehensive income and its components. Comprehensive income, as defined by SFAS 130, is the total of net income and all other nonowner changes in equity. Total comprehensive income for the three months ended March 31, 1998 and 1997 was $589,000 and $(176,000), respectively. The difference between net income and comprehensive income for the above periods is due to unrealized gains and losses on marketable securities.

C.   Commitments and Contingent Liabilities:

     In the ordinary course of business, Omega and its subsidiaries make commitments to extend credit to their customers. At March 31, 1998 and December 31, 1997 standby letters of credit issued and outstanding amounted to $15,846,000 and $14,827,000, respectively. These letters of credit are not reflected in the accompanying financial statements. Management does not anticipate any significant losses as a result of these transactions.

     At March 31, 1998, the Corporation had $103,999,000 outstanding in unused lines of credit commitments extended to its customers. Of this amount, $36,021,000, or 34.6%, are commitments to consumers for home equity and other lines of credit. The remainder, $67,978,000, are commercial commitments.

D.   Earnings Per Share Data:

     Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of shares outstanding for the period. On a diluted basis, both earnings and shares outstanding are adjusted to assume the conversion of all potentially dilutive securities into common stock.

                       Computations of Earnings per Share
                    (In thousands, except per share amounts)
                                  (Unaudited)

                                              Quarter Ended March 31,                       Quarter Ended March 31,
                                                       1998                                           1997

                                                                       Per-                                     Per-
                                            Income         Shares     Share         Income         Shares      Share
                                          Numerator    Denominator    Amount      Numerator     Denominator    Amount

Net income                                $      4,110                            $      3,901
Less: Preferred stock dividends                    (99)                                    (99)


BASIC EPS
Income available to common
    shareholders                                 4,011         8,902    $ 0.45           3,802           9,052  $ 0.42



EFFECT OF DILUTIVE SECURITIES
Impact of :
   Assumed conversion of preferred
      to common stock                                            346                                       346
   Assumed exercises of outstanding
      options                                                    207                                       147
Preferred stock dividends
    available to common
    shareholders                                    99                                      99
Elimination of tax benefit of
    allocated preferred dividends                  (13)                                    (11)
Additional expense required to
    fund ESOP debt, net of tax impact              (24)                                    (31)

DILUTED EPS
Income available to common
     shareholders plus assumed
     conversions                          $      4,073         9,455    $ 0.43    $      3,859           9,545  $ 0.40




                  OMEGA FINANCIAL CORPORATION AND SUBSIDIARIES

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS



1.   Comparison of the Three Months Ended March 31, 1998 and 1997

                               Operations

     Three months ended March 31, 1998 and 1997

     The first quarter's income before income taxes increased $224,000, or 4.0%, when compared to the same period in 1997. A $248,000 increase in non-interest income was primarily responsible for the increase. In addition, income from credit activities increased by $73,000, or 0.7%, while non-interest expense increased by $97,000, or 1.2%.

     After the income tax provision (which increased by $15,000, or 0.8% compared to the same period in 1997) was deducted from earnings, net income improved $209,000, or 5.4%, over the first quarter of 1997. The effective tax rate for the first quarter of 1998 was 30.3%, compared to 31.2% in the first quarter of 1997.


     Following are selected key ratios for the period:


                                                  Three Months Ended
                                                       March 31
                                                 1998           1997
     Return on average assets (annualized)...     1.63%          1.55%
     Return on average equity (annualized)...    11.35          11.35
     Dividend payout ratio (common)..........    39.10          35.53
     Average equity to average assets........    14.34          13.68



                          Net Interest Income

     Three months ended March 31, 1998 and 1997

     The net interest margin, at 4.85% for the first quarter of 1998, was 1 basis point higher than the first quarter of 1997, with a $466,000 or 0.04% increase in average earning assets resulting in a 0.5% increase in net interest income.

     Following are key net interest margin ratios (annualized):


                                                           Three Months Ended
                                                               March 31,

                                                       1998             1997

Yield on average earning assets................        7.91%            7.94%

Cost to fund earning assets....................        3.06             3.10

Net interest margin............................        4.85             4.84

Net interest margin - tax equivalent...........        5.03             4.99



     At March 31, 1998, Omega had $403,465,000 of earning assets scheduled to reprice over the next twelve months as compared to $427,327,000 in interest bearing liabilities, resulting in a negative gap of $23,862,000, or 2.3% of assets. In order to predict net interest income at risk over the next twelve months based on hypothetical rate movements, a rate shock simulation was performed on the balance sheet. In the event that interest rates would decrease immediately by 100 basis points, results of the rate shock simulation indicate that Omega's net interest income over the next twelve months would decrease by approximately 1.1%, or $520,000. Conversely, the results of a rate shock simulation of an immediate 100 basis point increase in interest rates indicates an increase in net interest income of approximately $540,000, or 1.2% over a twelve-month period. These simulations assume no volume or mix changes in the balance sheet.

                        Other Income and Expense

     Three months ended March 31, 1998 and 1997

     Other income increased $248,000, or 10.6% in the first quarter of 1998 as compared to the same period in 1997. Service fee income in 1998 outpaced that in 1997 by $114,000, or 8.2%, while trust fee income was $30,000, or 3.8% less in the first quarter of 1998 as compare to the first quarter of 1997. Net gains from the sale of investment securities increased by $127,000 in 1998, or 78.4%.

     As a percentage of average assets, annualized other income net of security gains and losses was .91% for the first quarter of 1998 as compared to .86% in 1997.

     Other expenses were $97,000, or 1.2% higher for the first quarter of 1998 than for the same period in 1997. Salaries and employee benefits were $187,000, or 4.4% higher in 1998 than in 1997. Occupancy expense has increased by 4.0%, while equipment and data processing expense increased by 10.8%. Other non-interest expenses have decreased by 8.9%, or $201,000.

     As a percentage of average assets, annualized expenses for the quarter ended March 31, 1998 were 3.15% and were 3.13% for the same period in 1997.

2.   Investment Securities

     Management of the investment portfolio entails evaluation and realignment of the size and mix of the portfolio in order to balance various characteristics of the balance sheet, including asset quality, liquidity, yield relationships, maturity and tax planning. The following schedule details characteristics of the investment portfolio as of March 31, 1998 and December 31, 1997.




                                                                       Securities Classified as Available for Sale

                                                                                 Gross         Gross       Estimated
                                                                 Amortized    Unrealized    Unrealized      Market
March 31, 1998                                                     Cost          Gains        Losses         Value
U.S. Treasury securities and
    obligations of other U.S. Govern-
    ment agencies and corporations                                $70,264          $152          $(70)      $70,346
Obligations of state and
    political subdivisions                                         45,054           458           (23)       45,489
Equity securities                                                   5,440         8,066             -        13,506

Total                                                            $120,758        $8,676          $(93)     $129,341



                                                                        Securities Classified as Held to Maturity

                                                                             Gross         Gross         Estimated
                                                               Amortized     Unrealized    Unrealized    Market
March 31, 1998                                                 Cost          Gains         Losses        Value

U.S. Treasury securities and
    obligations of other U.S. Govern-
    ment agencies and corporations                                $26,502       $   201          $(12)      $26,691
Obligations of state and
    political subdivisions                                          5,796            94             -         5,890
Corporate securities                                               50,012           242           (84)       50,170
Mortgage backed securities                                         43,806           195           (95)       43,906
Investment in low-income housing                                      487             -             -           487
Equity securities (non-marketable)                                  4,132             -             -         4,132

Total                                                            $130,735          $732         $(191)     $131,276





                                                                       Securities Classified as Available for Sale

                                                                                 Gross         Gross       Estimated
                                                                 Amortized    Unrealized    Unrealized      Market
December 31, 1997                                                  Cost          Gains        Losses         Value

U.S. Treasury securities and
    obligations of other U.S. Govern-
    ment agencies and corporations                                $79,143          $176          $(78)      $79,241
Obligations of state and
    political subdivisions                                         40,781           515           (14)       41,282
Equity securities                                                   5,414         7,078             -        12,492

Total                                                            $125,338        $7,769          $(92)     $133,015



                                                                        Securities Classified as Held to Maturity

                                                                             Gross         Gross         Estimated
                                                               Amortized     Unrealized    Unrealized    Market
December 31, 1997                                              Cost          Gains         Losses        Value

U.S. Treasury securities and
    obligations of other U.S. Govern-
    ment agencies and corporations                                $24,007          $196           $(3)      $24,200
Obligations of state and
    political subdivisions                                          5,799            71             -         5,870
Corporate securities                                               37,105           202           (22)       37,285
Mortgage backed securities                                         45,207           206          (108)       45,368
Investment in low-income housing                                      489             -             -           489
Equity securities (non-marketable)                                  4,132             -             -         4,132

Total                                                            $116,802          $675         $(133)     $117,344





     Total investment securities as a percentage of total assets at March 31, 1998 and December 31, 1997 were 25.3% and 24.6%, respectively. Securities maturing or repricing in one year or less comprised 32.7% of the total investment securities of $260,076,000 as of March 31, 1998, as compared to 42.1% of total investment securities of $249,817,000 as of December 31, 1997. There was $215,000 in investments in instruments of foreign countries on March 31, 1998.

3.   Interest Bearing Deposits with Other Financial Institutions

     As of March 31, 1998, Omega had $799,000 in interest bearing deposits with other banks. There were no investments in instruments issued by U.S. branches of banks of foreign countries or deposits in banks of foreign countries included in the March 31, 1998 balance sheet.

4.   Loans

     Net loans in the first three months of 1998 decreased by $1,422,000, or 0.2% from the balance at December 31, 1997, bringing the total to $678,678,000 at March 31, 1998. Continued competitive pressure in the residential real estate market and indirect lending have resulted in the reduction of loan volumes. This decrease in consumer loans has been offset to a degree by an increase in tax-exempt commercial loans, most specifically tax revenue anticipation notes.

     Changes in the allowance for loan losses for the three months ended March 31, 1998 and 1997 were as follows (in thousands):


                                                1998           1997
     Balance at January 1.................... $11,793        $11,820
     Charge-offs.............................    (232)          (360)
     Recoveries..............................     175             45
         Net charge-offs.....................     (57)          (315)

     Provision for loan losses...............     242            258

     Balance at March 31.....................  $11,978        $11,763




     The allowance for loan losses is considered adequate by management to cover possible uncollectible loans, as shown in the following table depicting non-performing loans. Management is also of the opinion that the level of loan loss provision is adequate to maintain the allowance at an acceptable level. The allowance for loan losses at March 31, 1998 and 1997 represented 1.73% and 1.71%, respectively, of the total loans outstanding, net of unearned interest.

     Set forth below is an analysis of Omega's non-performing loans as of March 31, 1998 as compared to December 31, 1997.



                                Non-performing Loans
                                   (In thousands)
                                                                        March 31,            December 31,
                                                                           1998                     1997
     Non-accrual loans............................                        $5,227               $4,762
     Accruing loans past due 90 days or more......                         2,578                2,103
     Restructured loans...........................                            45                   47
     Total non-performing loans...................                        $7,850               $6,912

     Non-performing loans as percent of allowance.                         65.5%                 58.6%


     The increase in non-performing loans from December 31, 1997 to March 31, 1998 is primarily due to the addition of one large commercial loan with a total outstanding balance of $612,000 to the non-accrual category, and increased delinquent loan balances.

5.   Deposits and Other Sources of Funds

     Deposits provide the primary source of funding for loans and investment securities. As March 31, 1998, total deposits decreased by $3,099,000 or 0.4%, as compared to December 31, 1997, with 84% of the decrease due to decreases in non-interest bearing deposits.

6.   Regulatory Capital Compliance

     Risk-based capital standards are issued by bank regulatory authorities in the United States. These capital standards relate a banking company's capital to the risk profile of its assets and provide the basis by which all banking companies and banks are evaluated in terms of capital adequacy. The risk-based capital standards require all banks to have Tier 1 capital of at least 4% and total capital, including Tier 1 capital of at least 8% of risk-adjusted assets. Tier 1 capital includes common stockholders' equity and qualifying perpetual preferred stock together with related surpluses and retained earnings. Total capital is comprised of Tier 1 capital, limited life preferred stock, qualifying debt instruments, and the reserves for possible loan losses. Banking regulators have also issued leverage ratio requirements. The leverage ratio requirement is measured as the ratio of Tier 1 capital to adjusted average assets. The table below provides a comparison of Omega's and its bank subsidiaries' risk-based capital ratios and leverage ratio to the minimum regulatory requirements for the periods indicated.


                                                                             MINIMUM REQUIREMENT            MINIMUM REGULATORY
                                                                                 FOR CAPITAL                REQUIREMENTS TO BE
                                                    ACTUAL                   ADEQUACY PURPOSES                "WELL CAPITALIZED"
OMEGA FINANCIAL CORPORATION                 AMOUNT          RATIO          AMOUNT          RATIO          AMOUNT           RATIO
As of March 31, 1998:
    Total Capital                             $147,516          21.6%         $54,526            8.0%        $68,157           10.0%
        (to Risk Weighted Assets)
    Tier I Capital                             138,923          20.4%          27,263            4.0%         40,894            6.0%
        (to Risk Weighted Assets)
    Tier I Capital                             138,923          13.8%          40,402            4.0%         50,503            5.0%
        (to Average Assets)

As of December 31, 1997:
    Total Capital                             $143,673          21.1%         $54,418            8.0%        $68,023           10.0%
        (to Risk Weighted Assets)
    Tier I Capital                             135,127          19.9%          27,209            4.0%         40,814            6.0%
        (to Risk Weighted Assets)
    Tier I Capital                             135,127          13.3%          40,584            4.0%         50,730            5.0%
        (to Average Assets)

OMEGA BANK
As of March 31, 1998:
    Total Capital                              $75,711          19.8%         $30,647            8.0%        $38,308           10.0%
        (to Risk Weighted Assets)
    Tier I Capital                              70,915          18.5%          15,323            4.0%         22,985            6.0%
        (to Risk Weighted Assets)
    Tier I Capital                              70,915          12.7%          22,368            4.0%         27,960            5.0%
        (to Average Assets)

As of December 31, 1997:
    Total Capital                              $74,430          19.5%         $30,557            8.0%        $38,196           10.0%
        (to Risk Weighted Assets)
    Tier I Capital                              69,648          18.2%          15,278            4.0%         22,918            6.0%
        (to Risk Weighted Assets)
    Tier I Capital                              69,648          12.3%          22,621            4.0%         28,276            5.0%
        (to Average Assets)

HOLLIDAYSBURG TRUST COMPANY
As of March 31, 1998:
    Total Capital                              $31,783          18.7%         $13,617            8.0%        $17,022           10.0%
        (to Risk Weighted Assets)
    Tier I Capital                              29,642          17.4%           6,809            4.0%         10,213            6.0%
        (to Risk Weighted Assets)
    Tier I Capital                              29,642          11.9%           9,942            4.0%         12,427            5.0%
        (to Average Assets)

As of December 31, 1997:
    Total Capital                              $31,059          18.3%         $13,604            8.0%        $17,005           10.0%
        (to Risk Weighted Assets)
    Tier I Capital                              28,920          17.0%           6,802            4.0%         10,203            6.0%
        (to Risk Weighted Assets)
    Tier I Capital                              28,920          11.7%           9,849            4.0%         12,311            5.0%
        (to Average Assets)

PENN CENTRAL NATIONAL BANK
As of March 31, 1998:
    Total Capital                              $24,670          22.7%          $8,692            8.0%        $10,865           10.0%
        (to Risk Weighted Assets)
    Tier I Capital                              23,288          21.4%           4,346            4.0%          6,519            6.0%
        (to Risk Weighted Assets)
    Tier I Capital                              23,288          12.8%           7,301            4.0%          9,126            5.0%
        (to Average Assets)

As of December 31, 1997:
    Total Capital                              $24,460          22.4%          $8,754            8.0%        $10,943           10.0%
        (to Risk Weighted Assets)
    Tier I Capital                              23,070          21.1%           4,377            4.0%          6,566            6.0%
        (to Risk Weighted Assets)
    Tier I Capital                              23,070          12.3%           7,474            4.0%          9,343            5.0%

     Pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), the FDIC has issued a rule which sets the capital level for each of the five capital categories established in FDICIA. As required by FDICIA, the regulations specify the levels at which an insured institution would be considered "well capitalized", "adequately capitalized", "undercapitalized", "significantly undercapitalized", or "critically undercapitalized". At March 31, 1998, Omega and each of its banking subsidiaries met the regulatory definition of a "well capitalized" financial institution, i.e., a leverage ratio exceeding 5%, Tier 1 capital exceeding 6% and total capital exceeding 10%.


7.   Investment Considerations

     In analyzing whether to make, or to continue to make, an investment in Omega, investors should consider, among other factors, certain investment considerations more particularly described in "Item 1: Business - Investment Considerations" in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. A copy of this report can be obtained from David N. Thiel, Senior Vice President, Omega Financial Corporation, 366 Walker Drive, State College, Pennsylvania 16801.

8.   Forward Looking Statements

     The information in this Report on Form 10-Q contains forward looking statements (as such term is defined in the Securities Exchange Act of 1934 and the regulations thereunder), including without limitation, statements as to the future loan and deposit volumes, the allowance and provision for possible loan losses, future interest rates and their effect on Omega's financial condition or results of operations, the classification of Omega's investment portfolio and other statements as to trends or management's beliefs, expectations or opinions. Such forward looking statements are subject to risks and uncertainties and may be affected by various factors which may cause actual results to differ materially from those in the forward looking statements. Certain of these risks, uncertainties and other factors are discussed in this Report on Form 10-Q, the Corporation's 1997 Annual Report or in Omega's Annual Report on Form 10-K for the year ended December 31, 1997. Copies of these reports may be obtained from Omega upon request and without charge (except for the exhibits thereto) as described in Note F above.


Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Omega is impacted by market risks, and has procedures in place to evaluate and mitigate these risks. These market risks and Omega's procedures are described in the Management's Discussion and Analysis section of the 1997 Annual Report to Shareholders. There have been no material changes in the market risks that impact Omega or their procedures relative to these risks, since December 31, 1997.


PART II.  Other Information

Item 1.   Legal Proceedings
     None

Item 2.   Changes in Securities and Use of Proceeds
     None

Item 3.   Defaults upon Senior Securities
     None

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