Form 10-Q
period 1998-06-30
OMEGA FINANCIAL CORP /PA/
filed 1998-08-14
CIK 705671

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON DC 20549

                                 FORM 10-Q
(Mark One)

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended June 30, 1998

                                    or

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was requested to file such reports), and (2) has been subject to such filing requirements for the past ninety days. Yes __X__ No ____

     The number of shares outstanding of each of the Registrant's classes of common stock as of August 7, 1998:
             Common Stock, $5.00 par value _ 8,970,246 shares

PART I.  Financial Information
Item 1.  Financial Statements

                   OMEGA FINANCIAL CORPORATION AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                         (In thousands, except share data)
                                                                           JUNE 30,         DECEMBER 31,
ASSETS                                                                       1998               1997

Cash and due from banks                                                     $36,414             $31,938

Interest bearing deposits with other banks                                      677                 600
Federal funds sold                                                           23,800              22,650
Investment securities held to maturity
   (Market value:
   $127,492 and $117,344, respectively)                                     126,797             116,802
Investment securities available for sale                                    132,865             133,015

Total loans                                                                 697,891             692,861
  Less: Unearned discount                                                     (662)               (968)
            Allowance for loan losses                                      (11,805)            (11,793)

Net loans                                                                   685,424             680,100

Premises and equipment, net                                                  17,180              17,589
Other assets                                                                 13,108              13,209

TOTAL ASSETS                                                             $1,036,265          $1,015,903



LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
  Non-interest bearing                                                     $119,122            $114,777
  Interest bearing                                                          730,817             725,998

Total deposits                                                              849,939             840,775

Short-term borrowings                                                        19,317              18,260
Other liabilities                                                            12,116               9,816
ESOP debt                                                                     3,940               4,034
Other interest bearing liabilities                                              543                 586

TOTAL LIABILITIES                                                           885,855             873,471

Preferred stock, par value $5.00 per share:
  Authorized - 5,000,000 shares;
  Issued and outstanding -
    219,781 shares Series A Convertible                                       5,000               5,000
Unearned compensation related to ESOP debt                                  (3,002)             (3,125)
Common stock, par value $5.00 per share:
  Authorized - 25,000,000 shares
  Issued -
    9,119,079 shares at June 30, 1998;
    9,050,730 shares at December 31, 1997
  Outstanding -
    8,965,306 shares at June 30, 1998;
    8,879,257 shares at December 31, 1997                                    45,600              45,258
Capital surplus                                                               2,922               1,822
Retained earnings                                                            99,477              94,426
Cost of common stock in treasury
    153,773 shares at June 30, 1998;
    171,473 shares at December 31, 1997                                     (5,333)             (5,947)
Net unrealized gain on securities available for sale                          5,746               4,998

TOTAL SHAREHOLDERS' EQUITY                                                  150,410             142,432

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                               $1,036,265          $1,015,903





                      OMEGA FINANCIAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF INCOME
                           (In thousands, except share data)


                                                                    Three Months Ended                  Six Months Ended
                                                                           June 30,                          June 30,
                                                                      1998           1997              1998            1997

INTEREST INCOME:
Interest and fees on loans                                          $15,061        $15,373           $29,989         $30,433
Interest and dividends on investment securities                       3,624          3,606             7,034           6,990
Other interest income                                                   272            229               629             533

TOTAL INTEREST INCOME.                                               18,957         19,208            37,652          37,956
INTEREST EXPENSE:
Interest on deposits                                                  6,975          7,270            13,939          14,422
Interest on short-term borrowings                                       289             68               429             134
Interest on long-term debt and
  other interest bearing liabilities                                   (67)             76                13             152

TOTAL INTEREST EXPENSE                                                7,197          7,414            14,381          14,708

NET INTEREST INCOME                                                  11,760         11,794            23,271          23,248
Provision for loan losses                                               243            257               485             515

INCOME FROM CREDIT ACTIVITIES                                        11,517         11,537            22,786          22,733
OTHER INCOME:
Service fees                                                          1,580          1,514             3,083           2,903
Trust fees                                                              718            631             1,471           1,414
Gain on sale of loans                                                    11              2                48               2
Investment securities gains and losses, net:
  Investment securities held to maturity                                  -              2                 -               2
  Investment securities available for sale                              381            348               670             510

TOTAL OTHER INCOME                                                    2,690          2,497             5,272           4,831
OTHER EXPENSE:
Salaries and employee benefits                                        4,513          4,287             8,938           8,525
Net occupancy expense                                                   539            517             1,112           1,068
Equipment expense                                                       521            448             1,032             882
Data processing service                                                 395            375               797             765
Other                                                                 2,085          2,094             4,131           4,341

TOTAL OTHER EXPENSE                                                   8,053          7,721            16,010          15,581

Income before taxes                                                   6,154          6,313            12,048          11,983
Income tax expense                                                    1,903          1,952             3,687           3,721

NET INCOME                                                           $4,251         $4,361            $8,361          $8,262



NET INCOME PER COMMON SHARE:
  Basic                                                              $ 0.46          $0.47            $ 0.91          $ 0.89
  Diluted                                                            $ 0.44          $0.45            $ 0.87          $ 0.85
WEIGHTED AVERAGE SHARES AND EQUIVALENTS:
   Basic                                                          8,950,064      8,999,438         8,926,222       9,025,431
   Diluted                                                        9,504,596      9,529,760         9,477,776       9,533,462

                       OMEGA FINANCIAL CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (In thousands)
                                                                                     SIX MONTHS ENDED
                                                                                         JUNE 30,

                                                                                     1998         1997

Cash flows from operating activities:
  Net income                                                                       $8,361        $8,262
  Adjustments to reconcile net income to
       net cash provided by operating activities:
    Depreciation and amortization                                                   1,259         1,262
    Provision for loan losses                                                         485           515
    Gain on sale of investment securities                                           (670)         (512)
    Gain on sale of fixed assets
       and other property owned                                                      (52)          (25)
    Gain on sale of loans                                                            (48)           (2)
    Increase in deferred tax asset                                                  (170)          (15)
    Increase in interest receivable and other assets                                (856)       (1,251)
    Decrease in interest payable                                                    (301)         (214)
    Decrease in taxes payable                                                        (91)         (615)
    Amortization of deferred net loan costs/(fees)                                    169         (112)
    Deferral of net loan fees                                                         236           120
    Increase in accounts payable
       and accrued expenses                                                         3,109         1,137

      Total adjustments                                                             3,070           288

Net cash provided by operating activities                                          11,431         8,550

Cash flows from investing activities:
  Proceeds from the sale or maturity of:
    Interest bearing deposits with other banks                                        891           511
    Investment  securities available for sale                                      40,176        21,648
    Investment  securities held to maturity                                        20,164        16,814
  Purchase of:
    Interest bearing deposits with other banks                                      (968)         (736)
    Investment securities held to maturity                                       (30,121)      (22,574)
    Investment securities available for sale                                     (38,377)      (26,112)
  (Increase) decrease  in loans                                                   (6,869)         5,890
  Gross proceeds from sale of loans                                                   703           230
  Capital expenditures                                                              (580)       (1,053)
  Sale of fixed assets and other property owned                                       669           178
  (Increase) decrease in federal funds sold                                       (1,150)         3,550

Net cash used in investing activities                                            (15,462)       (1,654)

Cash flows from financing activities:
  Increase in deposits, net                                                         9,164         7,152
  Increase in short-term borrowings, net                                            1,057         1,003
  Net change in other interest bearing liabilities                                   (43)          (54)
  Dividends paid                                                                  (3,401)       (2,998)
  Tax benefit from preferred stock dividend
     and stock option activity                                                        288           203
  Issuance of common stock                                                          1,442           164
  Acquisition of treasury stock                                                         -       (4,285)
  Proceeds from reissuance of treasury stock                                            -         1,604

Net cash provided by financing activities                                           8,507         2,789

Net increase in cash and due from banks                                            $4,476        $9,685



Cash and due from banks at beginning of period                                    $31,938       $30,380
Cash and due from banks at end of period                                           36,414        40,065

Net increase in cash and due from banks                                            $4,476        $9,685



Interest paid                                                                     $14,682       $14,922
Income taxes paid                                                                   3,650         3,925


                  OMEGA FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



SIX AND THREE MONTHS ENDED JUNE 30, 1998 AND 1997

A.   Basis of Presentation:

     The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the six months and three months ended June 30, 1998 are not necessarily indicative of the results that may be experienced for the year ending December 31, 1998 or any other interim period. For further information, refer to the Consolidated Financial Statements and Footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

     The accompanying Consolidated Financial Statements include Omega Financial Corporation (Omega), a bank holding company, and the combined results of its wholly owned banking and non-banking subsidiaries.

B.   Current and Pending Accounting Changes

     Statement of Financial Accounting Standards No. 130 - Reporting Comprehensive Income

     On January 1, 1998, Omega adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130). SFAS 130 establishes standards for reporting and displaying comprehensive income and its components. Comprehensive income, as defined by SFAS 130, is the total of net income and all other nonowner changes in equity. Total comprehensive income for the six months ended June 30, 1998 and 1997 was $9,109,000 and $8,883,000, respectively. For the three month period ended June 30, 1998 and 1997, total comprehensive income was $4,410,000 and $5,158,000. The difference between net income and comprehensive income for the above periods is due to unrealized gains and losses on marketable securities.

     Statement of Financial Accounting Standards No. 133 _ Accounting for Derivative Instruments and Hedging Activities

     In June 1998, the Financial Accounting Standards Board issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities". The statement establishes accounting and reporting standards requiring that every derivative be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

     This statement is effective for fiscal years beginning after June 15, 1999. Upon adoption, Omega expects no material impact on its financial statements.

C.   Commitments and Contingent Liabilities:

     In the ordinary course of business, Omega and its subsidiaries make commitments to extend credit to their customers. At June 30, 1998 and December 31, 1997 standby letters of credit issued and outstanding amounted to $16,907,000 and $14,827,000, respectively. These letters of credit are not reflected in the accompanying financial statements. Management does not anticipate any significant losses as a result of these transactions.

     At June 30, 1998, the Corporation had $117,034,000 outstanding in unused lines of credit commitments extended to its customers. Of this amount, $37,070,000, or 31.7%, are commitments to consumers for home equity and other lines of credit. The remainder, $79,964,000, are commercial commitments.

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

                                                Computations of Earnings per Share
                                             (In thousands, except per share amounts)
                                                            (Unaudited)

                                                Six Months Ended June 30, 1998                    Six Months Ended June 30, 1997

                                            Income          Shares        Per-Share          Income          Shares        Per-Share
                                          Numerator      Denominator       Amount          Numerator     Denominator        Amount

Net income                                $8,361                                            $8,262

Less: Preferred stock dividends             (198)                                             (198)



BASIC EPS

Income available to common

    shareholders                           8,163            8,926           $0.91            8,064            9,025          $0.89



EFFECT OF DILUTIVE SECURITIES

Impact of :

   Assumed conversion of preferred

      to common stock                                         346                                               346

   Assumed exercises of outstanding

      options                                                 205                                               162

Preferred stock dividends

    available to common

    shareholders                             198                                               198

Elimination of tax benefit of

    allocated preferred dividends            (26)                                              (22)

Additional expense required to fund

    ESOP debt, net of tax impact             (43)                                              (59)


DILUTED EPS

Income available to common

     shareholders plus assumed

     conversions                          $8,292            9,477           $0.87           $8,181            9,533          $0.85


                                       Three Months Ended June 30, 1998                Three Months Ended June 30, 1997

                                        Income          Shares        Per-Share          Income          Shares        Per-Share

                                       Numerator      Denominator       Amount          Numerator     Denominator        Amount

Net income                                $4,251                                            $4,361

Less: Preferred stock dividends              (99)                                              (99)


BASIC EPS

Income available to common

    shareholders                           4,152            8,950           $0.46            4,262            8,999          $0.47



EFFECT OF DILUTIVE SECURITIES

Impact of :

   Assumed conversion of preferred

      to common stock                                         346                                               346

   Assumed exercises of outstanding

      options                                                 208                                               184


Preferred stock dividends

    available to common

    shareholders                              99                                                99

Elimination of tax benefit of

    allocated preferred dividends            (13)                                              (11)

Additional expense required to fund

    ESOP debt, net of tax impact             (19)                                              (28)


DILUTED EPS

Income available to common

     shareholders plus assumed

     conversions                          $4,219            9,504           $0.44           $4,322            9,529          $0.45




                  OMEGA FINANCIAL CORPORATION AND SUBSIDIARIES


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS


1.   Comparison of the Six and Three Months Ended June 30, 1998 and 1997

                          Operations Overview

     A.   Six months ended June 30, 1998 and 1997

     For the first six months of 1998, income before taxes increased by $65,000, or 0.5%, compared to the same period in 1997. Income from credit activities was maintained at close to the same level in 1998 as in 1997. Non-interest expenses increased by $429,000 while non-interest income increased by $441,000, resulting in the modest increase in income before taxes.

     The tax provision for the first six months of 1998 decreased by $34,000, or 0.9% when compared to the first six months of 1997. The effective tax rate fell to 30.6% in 1998 from 31.1% in 1997, as a result of an increase in tax-exempt income due to higher levels of of tax-exempt investments in 1998 than in 1997. Net income increased by $99,000, or 1.2%, in the first six months of 1998 as compared to the same period in 1997.

     B.   Three months ended June 30, 1998 and 1997

     The second quarter's income before income taxes decreased $159,000, or 2.5%, when compared to the same period in 1997. Although non-interest income increased $193,000, income from credit activities decreased by $20,000, or 0.2%, and non-interest expense increased by $332,000, or 4.3%.

     After the income tax provision (which decreased by $49,000, or 2.5% compared to the same period in 1997) was deducted from earnings, net income was $110,000, or 2.5%, lower than the second quarter of 1997. The effective tax rate for the second quarter of 1998 was 30.9%, the same as in the second quarter of 1997.


     Following are selected key ratios for the period:

                                                    Three Months Ended             Six Months Ended
                                                          June 30                      June 30
                                                     1998         1997             1998         1997
     Return on average assets (annualized)            1.66%       1.72%             1.64%       1.64%
     Return on average equity (annualized)           11.39       12.64             11.37       12.00
     Dividend payout ratio (common)                  42.18       33.04             40.67       34.22
     Average equity to average assets                14.57       13.62             14.46       13.65


                          Net Interest Income

     A.   Six months ended June 30, 1998 and 1997

     Omega's net interest income for the first six months of 1998 improved by $23,000, or 0.1%. Average earning assets grew by $3,803,000 since June 1997. The 0.4% increase in average earning assets resulted primarily from growth in the real estate loan portfolio, which increased by $4,814,000, or 1.4% and the tax-free commercial loan portfolio which increased by $7,165,000, or 105.1%. This was partially offset by a decline in the personal loan average outstanding balances of $10,817,000. The net result is that outstanding total loans have increased by $1,283,000. Average deposits decreased by $8,242,000, or 1.0%, in 1998 as compared to the previous year. Total cost to fund earning assets was 3.03% in 1998, compared to 3.11% in 1997, while earning assets yielded 7.89% in 1998 compared to 7.99% in 1997, resulting in a 2 basis point decrease in net interest margin.

     B.   Three months ended June 30, 1998 and 1997

     The net interest margin, at 4.88% for the second quarter of 1998, was 6 basis points lower than the second quarter of 1997, with a $7,101,000 or 0.7% increase in average earning assets resulting in a 0.3% decrease in net interest income.

     Following are key net interest margin ratios (annualized):

                                                           Three Months Ended              Six Months Ended
                                                                June 30,                       June 30,
                                                          1998           1997            1998            1997
Yield on average earning assets................        7.87%            8.04%            7.89%           7.99%
Cost to fund earning assets....................        2.99             3.10             3.03            3.11
Net interest margin............................        4.88             4.94             4.86            4.88
Net interest margin - tax equivalent...........        5.08             5.11             5.05            5.04


     At June 30, 1998, Omega had $395,840,000 of earning assets scheduled to reprice over the next twelve months as compared to $424,409,000 in interest bearing liabilities, resulting in a negative gap of $28,569,000, or 2.8% of assets. In order to predict net interest income at risk over the next twelve months based on hypothetical rate movements, a rate shock simulation was performed on the balance sheet. In the event that interest rates would decrease immediately by 100 basis points, results of the rate shock simulation indicate that Omega's net interest income over the next twelve months would decrease by approximately 1.3%, or $593,000. Conversely, the results of a rate shock simulation of an immediate 100 basis point increase in interest rates indicates an increase in net interest income of approximately $599,000, or 1.3% over a twelve-month period. These simulations assume no volume or mix changes in the balance sheet.

                        Other Income and Expense

     A.   Six months ended June 30, 1998 and 1997

     Other income increased $441,000, or 9.1% in the first six months of 1998 as compared to the same period in 1997. As a direct result of a new product initiated in July of 1997 and a new transaction fee starting in June 1998, service fee income increased by $142,000. Trust fee income increased by $57,000, or 4.0%, through June 30, 1998, as compared to 1997. Additionally, net gains from the sale of investment securities and loans was $204,000 greater in 1998 than in 1997.

     As a percentage of average assets, annualized other income net of security gains and losses was .90% for the first half of 1998 as compared to .86% in 1997.

     Other expenses were $429,000, or 2.8% higher for the first half of 1998 than for the same period in 1997. Salaries and employee benefits were $413,000, or 4.8% higher in 1998 than in 1997, as average full time equivalent staffing increased by 1.8%. Occupancy and equipment expenses have increased by $194,000, or 9.9% as the full impact of renovations and technology advances related to the consolidation of the credit administration support group to corporate headquarters is being realized. Other expense was reduced by $210,000, or 4.8% in the first half of 1998 as compared to 1997. This is primarily due to a one-time $200,000 loss recorded in 1997.

     As a percentage of average assets, annualized expenses for the period ended June 30, 1998 were 3.15% and were 3.09% for the same period in 1997.

     B.   Three months ended June 30, 1998 and 1997

     Other income increased $193,000, or 7.7% in the second quarter of 1998 as compared to the same period in 1997. Service fee income in 1998 outpaced that in 1997 by $66,000, or 4.4%, while trust fee income was $87,000, or 13.8% greater in the second quarter of 1998 as compared to the second quarter of 1997. Net gains from the sale of investment securities increased by $31,000 in 1998, or 8.9%.

     As a percentage of average assets, annualized other income net of security gains and losses was .90% for the second quarter of 1998 as compared to .85% in 1997.

     Other expenses were $332,000, or 4.3% higher for the second quarter of 1998 than for the same period in 1997. Salaries and employee benefits were $226,000, or 5.3% higher in 1998 than in 1997. Occupancy and equipment expense has increased by 9.8%, while data processing expense increased by 5.3%. Other non-interest expenses have decreased by 0.4%.

     As a percentage of average assets, annualized expenses for the quarter ended June 30, 1998 were 3.14% and were 3.05% for the same period in 1997.

2.   Investment Securities

     Management of the investment portfolio entails evaluation and realignment of the size and mix of the portfolio in order to balance various characteristics of the balance sheet, including asset quality, liquidity, yield relationships, maturity and tax planning. The following schedule details characteristics of the investment portfolio as of June 30, 1998 and December 31, 1997.




                                                                       Securities Classified as Available for Sale

                                                                                 Gross         Gross       Estimated
                                                                 Amortized    Unrealized    Unrealized      Market
June 30, 1998                                                      Cost          Gains        Losses         Value

U.S. Treasury securities and
    obligations of other U.S. Govern-
    ment agencies and corporations                                $66,175          $128          $(38)      $66,265
Obligations of state and
    political subdivisions                                         52,203           499           (28)       52,674
Equity securities                                                   5,658         8,268             -        13,926

Total                                                            $124,036        $8,895          $(66)     $132,865



                                                                        Securities Classified as Held to Maturity

                                                                                 Gross         Gross       Estimated
                                                                 Amortized    Unrealized    Unrealized      Market
June 30, 1998                                                      Cost          Gains        Losses         Value

U.S. Treasury securities and
    obligations of other U.S. Govern-
    ment agencies and corporations                                $26,497       $   200           $(3)      $26,694
Obligations of state and
    political subdivisions                                          6,044            90             -         6,134
Corporate securities                                               54,157           279           (34)       54,402
Mortgage backed securities                                         35,345           196           (32)       35,509
Investment in low-income housing                                      546             -             -           546
Equity securities (non-marketable)                                  4,208             -             -         4,208

Total                                                            $126,797          $765          $(69)     $127,493





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




     Total investment securities as a percentage of total assets at June 30, 1998 and December 31, 1997 were 25.1% and 24.6%, respectively. Securities maturing or repricing in one year or less comprised 31.6% of the total investment securities of $259,662,000 as of June 30, 1998, as compared to 42.1% of total investment securities of $249,817,000 as of December 31, 1997. There was $215,000 in investments in instruments of foreign countries on June 30, 1998.

3.   Interest Bearing Deposits with Other Financial Institutions

     As of June 30, 1998, Omega had $677,000 in interest bearing deposits with other banks. There were no investments in instruments issued by U.S. branches of banks of foreign countries or deposits in banks of foreign countries included in the June 30, 1998 balance sheet.

4.   Loans

     Net loans in the first six months of 1998 increased by $5,324,000, or 0.8% from the balance at December 31, 1997, bringing the total to $685,424,000 at June 30, 1998. Continued competitive pressure in the indirect lending market has resulted in limited growth in consumer lending, however, there has been an increase in tax-exempt commercial loans, most specifically tax revenue anticipation notes since December 31, 1997, of $7,821,000. There has been an overall increase of $4,030,000 in outstanding real estate loans, including commercial and residential, with a noticeable switch from variable rate loans to fixed rate.

     Changes in the allowance for loan losses for the six months ended June 30, 1998 and 1997 were as follows (in thousands):

                                                 1998           1997
     Balance at January 1.................... $11,793        $11,820

     Charge-offs.............................    (710)          (671)
     Recoveries..............................     237             75
         Net charge-offs.....................    (473)          (596)

     Provision for loan losses...............     485            515

     Balance at June 30...................... $11,805        $11,739

     The allowance for loan losses is considered adequate by management to cover possible uncollectible loans, as shown in the following table depicting non-performing loans. Management is also of the opinion that the level of loan loss provision is adequate to maintain the allowance at an acceptable level. The allowance for loan losses at June 30, 1998 and 1997 represented 1.69% and 1.70%, respectively, of the total loans outstanding, net of unearned interest.

     Set forth below is an analysis of Omega's non-performing loans as of June 30, 1998 as compared to December 31, 1997.

      Non-performing
          Loans
      (In thousands)
                                               June 30,       December 31,
                                                 1998           1997
     Non-accrual loans.......................  $5,273         $4,762
     Accruing loans past due 90 days or more.   1,587          2,103
     Restructured loans......................     165             47
     Total non-performing loans..............  $7,025         $6,912

     Non-performing loans as % of allowance..    59.5%          58.6%

     The increase in non-performing loans from December 31, 1997 to June 30, 1998 is primarily due to the addition of one large commercial loan with a total outstanding balance of $612,000 to the non-accrual category, offset by a decrease in delinquent loan balances of $516,000.

5.   Deposits and Other Sources of Funds

     Deposits provide the primary source of funding for loans and investment securities. As June 30, 1998, total deposits increased by $9,164,000 or 1.1%, as compared to December 31, 1997, with 53% of the increase due to increases in interest bearing deposits.

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

                                                                              MINIMUM REQUIREMENT             MINIMUM REGULATORY
                                                                                  FOR CAPITAL                 REQUIREMENTS TO BE
                                               ACTUAL                          ADEQUACY PURPOSES              "WELL CAPITALIZED"

OMEGA FINANCIAL CORPORATION           AMOUNT           RATIO                  AMOUNT            RATIO        AMOUNT          RATIO

As of June 30, 1998:
    Total Capital                   $151,182           21.9%                 $55,337            8.0%        $69,171           10.0%
        (to Risk Weighted Assets)
    Tier I Capital                   142,466           20.6%                  27,668            4.0%         41,503            6.0%
        (to Risk Weighted Assets)
    Tier I Capital                   142,466           14.0%                  40,690            4.0%         50,863            5.0%
        (to Average Assets)

As of December 31, 1997:
    Total Capital                   $143,673           21.1%                 $54,418            8.0%        $68,023           10.0%
        (to Risk Weighted Assets)
    Tier I Capital                   135,127           19.9%                  27,209            4.0%         40,814            6.0%
        (to Risk Weighted Assets)
    Tier I Capital                   135,127           13.3%                  40,584            4.0%         50,730            5.0%
        (to Average Assets)

OMEGA BANK
As of June 30, 1998:
    Total Capital                    $77,064           19.7%                 $31,362            8.0%        $39,203           10.0%
        (to Risk Weighted Assets)
    Tier I Capital                    72,160           18.4%                  15,681            4.0%         23,522            6.0%
        (to Risk Weighted Assets)
    Tier I Capital                    72,160           12.8%                  22,539            4.0%         28,173            5.0%
        (to Average Assets)

As of December 31, 1997:
    Total Capital                    $74,430           19.5%                 $30,557            8.0%        $38,196           10.0%
        (to Risk Weighted Assets)
    Tier I Capital                    69,648           18.2%                  15,278            4.0%         22,918            6.0%
        (to Risk Weighted Assets)
    Tier I Capital                    69,648           12.3%                  22,621            4.0%         28,276            5.0%
        (to Average Assets)

HOLLIDAYSBURG TRUST COMPANY
As of June 30, 1998:
    Total Capital                    $32,490           19.1%                 $13,618            8.0%        $17,022           10.0%
        (to Risk Weighted Assets)
    Tier I Capital                    30,348           17.8%                   6,809            4.0%         10,213            6.0%
        (to Risk Weighted Assets)
    Tier I Capital                    30,348           12.1%                  10,026            4.0%         12,532            5.0%
        (to Average Assets)

As of December 31, 1997:
    Total Capital                    $31,059           18.3%                 $13,604            8.0%        $17,005           10.0%
        (to Risk Weighted Assets)
    Tier I Capital                    28,920           17.0%                   6,802            4.0%         10,203            6.0%
        (to Risk Weighted Assets)
    Tier I Capital                    28,920           11.7%                   9,849            4.0%         12,311            5.0%
        (to Average Assets)

PENN CENTRAL NATIONAL BANK
As of June 30, 1998:
    Total Capital                    $24,894           22.6%                  $8,800            8.0%        $10,999           10.0%
        (to Risk Weighted Assets)
    Tier I Capital                    23,495           21.4%                   4,400            4.0%          6,600            6.0%
        (to Risk Weighted Assets)
    Tier I Capital                    23,495           12.9%                   7,320            4.0%          9,150            5.0%
        (to Average Assets)

As of December 31, 1997:
    Total Capital                    $24,460           22.4%                  $8,754            8.0%        $10,943           10.0%
        (to Risk Weighted Assets)
    Tier I Capital                    23,070           21.1%                   4,377            4.0%          6,566            6.0%
        (to Risk Weighted Assets)
    Tier I Capital                    23,070           12.3%                   7,474            4.0%          9,343            5.0%
        (to Average Assets)

     Pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), the FDIC has issued a rule which sets the capital level for each of the five capital categories established in FDICIA. As required by FDICIA, the regulations specify the levels at which an insured institution would be considered "well capitalized", "adequately capitalized", "undercapitalized", "significantly undercapitalized", or "critically undercapitalized". At June 30, 1998, Omega and each of its banking subsidiaries met the regulatory definition of a "well capitalized" financial institution, i.e., a leverage ratio exceeding 5%, Tier 1 capital exceeding 6% and total capital exceeding 10%.

7.   Year 2000 Compliance

     Omega is currently in the process of evaluating its information technology infrastructure for Year 2000 compliance. This involves both an analyses of the readiness of internal software and an assessment of the compliance of external software service providers. A committee, consisting of executive officers and operations personnel from all major divisions of the Corporation, is dedicated to this process. All computer software programs and operating systems (Programs and Systems) are being scrutinized. External service providers are being required to furnish the Corporation with assurances of compliance, and Omega's primary service provider will have an independent audit performed on the Year 2000 compliance efforts. Any internal Programs and Systems found to be non-compliant will be re-programmed or replaced. In addition, Omega is communicating with vendors, business partners and key commercial banking customers to assess their Year 2000 compliance status. Omega plans to complete the evaluation phase of the Year 2000 project by December 31, 1998, with testing to occur throughout 1999. Related costs will be expensed as incurred. There have been no significant costs incurred to date related to this project, and management does not expect that the cost to modify its information technology infrastructure to be Year 2000 compliant will be material to its financial condition or results of operations going forward.

8.   Investment Considerations

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

9.   Forward Looking Statements

     The information in this Report on Form 10-Q contains forward looking statements (as such term is defined in the Securities Exchange Act of 1934 and the regulations thereunder), including without limitation, statements as to the future loan and deposit volumes, the allowance and provision for possible loan losses, future interest rates and their effect on Omega's financial condition or results of operations, the classification of Omega's investment portfolio, statements concerning Year 2000 compliance and other statements other than historical facts or as to trends or management's beliefs, expectations or opinions. Such forward looking statements are subject to risks and uncertainties and may be affected by various factors which may cause actual results to differ materially from those in the forward looking statements. In addition to the factors discussed in this report, certain risks, uncertainties and other factors, including without limitation, risks arising from economic conditions and related uncertainties, changes in interest rates, federal and state regulation, competition, the adequacy of the allowance and provision for loan losses, and Year 2000 compliance are discussed in this Report on Form 10-Q, the Corporation's 1997 Annual Report or in Omega's Annual Report on Form 10-K for the year ended December 31, 1997. Copies of these reports may be obtained from Omega upon request and without charge (except for the exhibits thereto) as described above.


Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Omega is impacted by market risks, and has procedures in place to evaluate and mitigate these risks. These market risks and Omega's procedures are described in the Management's Discussion and Analysis section of the 1997 Annual Report to Shareholders and in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations". There have been no material changes in the market risks that impact Omega or their procedures relative to these risks, since December 31, 1997.


PART II.  Other Information

Item 1.   Legal Proceedings
     None

Item 2.   Changes in Securities and Use of Proceeds
     None

Item 3.   Defaults upon Senior Securities
     None

Item 4.   Submission of Matters to a Vote of Security Holders
     The Annual Meeting of Shareholders of Omega was held on April 28, 1998. At the Annual Meeting, the shareholders elected a class of directors for a term of three years, as described below.


                                        Withhold
         Name                For        Authority

Robert N. Oliver         7,365,717       39,396

Stanton R. Sheetz        7,303,176       62,540

Robert A. Szeyller       7,298,118       67,599


     The terms of the following directors continued after the annual meeting:
     Raymond F. Agostinelli, Robert T. Gentry, Philip E. Gingerich, Sr., Merle
     K. Evey, David B. Lee, D. Stephen Martz and James W. Powers, Sr.


Item 5.   Other Information
     Pursuant to recent amendments to the proxy rules under the Securities Exchange Act of 1934, as amended, the Omega's shareholders are notified that the deadline for providing the Company timely notice of any shareholder proposal to be submitted for consideration at the Company's 1999 Annual Meeting of Shareholders will be March 15, 1999. As to all such matters which the Company does not have notice on or prior to March 15, 1999, the proxy solicited on behalf of the Board of Directors in connection with the matters to be considered at the 1999 Annual Meeting of Shareholders will confer discretionary voting authority on the persons designated in such proxy.

     Shareholder proposals for the 1999 Annual Meeting of Shareholders must still be submitted to the Company by December 2, 1998 to receive consideration for inclusion in the Company's Proxy Statement relating to the 1999 Annual Meeting of Shareholders.


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