Form 10-Q
period 1998-09-30
OMEGA FINANCIAL CORP /PA/
filed 1998-11-16
CIK 705671

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON DC 20549

                                 FORM 10-Q
(Mark One)

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended September 30, 1998

                                    or

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was requested to file such reports), and (2) has been subject to such filing requirements for the past ninety days. Yes __X__ No ____

     The number of shares outstanding of each of the Registrant's classes of common stock as of November 10, 1998:
             Common Stock, $5.00 par value _ 8,974,760 shares

PART I.  Financial Information
Item 1.  Financial Statements

CAPTION>

                   OMEGA FINANCIAL CORPORATION AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                         (In thousands, except share data)
                                                                           SEPTEMBER 30,       DECEMBER 31,
ASSETS                                                                          1998               1997

Cash and due from banks                                                     $33,256             $31,938

Interest bearing deposits with other banks                                      564                 600
Federal funds sold                                                            2,300              22,650

Investment securities held to maturity
   (Market value:
   $122,414 and $117,344, respectively)                                     120,674             116,802
Investment securities available for sale                                    140,224             133,015

Total loans                                                                 718,250             692,861
  Less: Unearned discount                                                      (580)               (968)
            Allowance for loan losses                                       (12,023)            (11,793)

Net loans                                                                   705,647             680,100

Premises and equipment, net                                                  17,000              17,589
Other assets                                                                 12,463              13,209

TOTAL ASSETS                                                             $1,032,128          $1,015,903



LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
  Non-interest bearing                                                     $112,346            $114,777

  Interest bearing                                                          730,675             725,998

Total deposits                                                              843,021             840,775

Short-term borrowings                                                        18,434              18,260
Other liabilities                                                            12,995               9,816
ESOP debt                                                                     3,891               4,034
Other interest bearing liabilities                                              546                 586

TOTAL LIABILITIES                                                           878,887             873,471

Preferred stock, par value $5.00 per share:
  Authorized - 5,000,000 shares;
  Issued and outstanding -
    219,781 shares Series A Convertible                                       5,000               5,000
Unearned compensation related to ESOP debt                                   (2,939)             (3,125)
Common stock, par value $5.00 per share:
  Authorized - 25,000,000 shares
  Issued -
    9,125,754 shares at September 30, 1998;
    9,050,730 shares at December 31, 1997
  Outstanding -
    8,971,981 shares at September 30, 1998;
    8,879,257 shares at December 31, 1997                                    45,638              45,258
Capital surplus                                                               2,996               1,822
Retained earnings                                                           101,989              94,426
Cost of common stock in treasury
    153,773 shares at September 30, 1998;
    171,473 shares at December 31, 1997                                      (5,333)             (5,947)
Net unrealized gain on securities available for sale                          5,890               4,998

TOTAL SHAREHOLDERS' EQUITY                                                  153,241             142,432


TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                               $1,032,128          $1,015,903



CAPTION>
                      OMEGA FINANCIAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF INCOME
                           (In thousands, except share data)

                                                                        Three Months Ended              Nine Months Ended
                                                                          September 30,                   September 30,
                                                                      1998           1997              1998            1997

INTEREST INCOME:
Interest and fees on loans                                          $15,084        $15,521           $45,073         $45,954
Interest and dividends on investment securities                       3,553          3,673            10,587          10,663
Other interest income                                                   220            301               849             834

TOTAL INTEREST INCOME.                                               18,857         19,495            56,509          57,451
INTEREST EXPENSE:
Interest on deposits                                                  7,015          7,487            20,954          21,909
Interest on short-term borrowings                                       204             83               633             217
Interest on long-term debt and
  other interest bearing liabilities                                      5             81                18             233

TOTAL INTEREST EXPENSE                                                7,224          7,651            21,605          22,359

NET INTEREST INCOME                                                  11,633         11,844            34,904          35,092
Provision for loan losses                                               332            258               817             773


INCOME FROM CREDIT ACTIVITIES                                        11,301         11,586            34,087          34,319
OTHER INCOME:
Service fees                                                          1,817          1,496             4,803           4,373
Trust fees                                                              755            623             2,226           2,037
Gain on sale of loans and other assets                                  143             66               288              94
Investment securities gains and losses, net:
  Investment securities held to maturity                                                                                   2
  Investment securities available for sale                              260            202               930             712

TOTAL OTHER INCOME                                                    2,975          2,387             8,247           7,218
OTHER EXPENSE:
Salaries and employee benefits                                        4,556          4,397            13,494          12,922
Net occupancy expense                                                   529            554             1,641           1,622
Equipment expense                                                       517            488             1,549           1,370
Data processing service                                                 375            389             1,172           1,154
Other                                                                 2,033          2,169             6,164           6,510

TOTAL OTHER EXPENSE                                                   8,010          7,997            24,020          23,578

Income before taxes                                                   6,266          5,976            18,314          17,959
Income tax expense                                                    1,893          1,808             5,580           5,529

NET INCOME                                                           $4,373         $4,168           $12,734         $12,430



NET INCOME PER COMMON SHARE:
  Basic                                                               $0.48          $0.46             $1.39           $1.35
  Diluted                                                             $0.46          $0.44             $1.33           $1.29
WEIGHTED AVERAGE SHARES AND EQUIVALENTS:
  Basic                                                           8,969,287      8,893,980         8,940,734       8,981,132
  Diluted                                                         9,485,694      9,452,968         9,478,371       9,503,970




                              OMEGA FINANCIAL CORPORATION AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (In thousands)
                                                                                                  NINE MONTHS ENDED
                                                                                                     SEPTEMBER 30,

                                                                                                  1998         1997

Cash flows from operating activities:
  Net income                                                                                    $12,734       $12,430
  Adjustments to reconcile net income to
        net cash provided by operating activities:
    Depreciation and amortization                                                                 1,893         1,867
    Provision for loan losses                                                                       817           773
    Gain on sale of investment securities                                                          (930)         (714)
    Gain on sale of fixed assets
          and other property owned                                                                 (205)          (51)
    Gain on sale of loans                                                                           (42)           (1)
    (Increase) decrease in deferred tax asset                                                      (229)            22
    Increase in interest receivable and other assets                                               (254)       (1,117)
    Decrease in interest payable                                                                   (356)         (170)
    Increase in taxes payable                                                                      (153)         (625)
    Amortization of deferred net loan costs (fees)                                                  161         (203)
    Deferral of net loan fees (costs)                                                               418          (55)
    Increase in accounts payable
          and accrued expenses                                                                      670           664

      Total adjustments                                                                           1,790           390

Net cash provided by operating activities                                                        14,524        12,820

Cash flows from investing activities:
  Proceeds from the sale or maturity of:
    Interest bearing deposits with other banks                                                    1,274           550
    Investment  securities available for sale                                                    52,373        35,571
    Investment  securities held to maturity                                                      31,220        28,469
  Purchase of:
    Interest bearing deposits with other banks                                                   (1,238)         (940)
    Investment securities held to maturity                                                      (35,056)      (40,225)
    Investment securities available for sale                                                    (54,104)      (40,310)
  Increase in loans                                                                             (27,900)       (1,559)
  Gross proceeds from sale of loans                                                                 999           298
  Capital expenditures                                                                             (879)       (1,676)
  Sale of fixed assets and other property owned                                                     794           364
  Decrease in federal funds sold                                                                 20,350        14,325

Net cash used in investing activities                                                           (12,167)       (5,133)

Cash flows from financing activities:
  Increase in deposits, net                                                                       2,246         4,723
  Increase in short-term borrowings, net                                                            174         3,623
  Net change in other interest bearing liabilities                                                  (40)          (60)
  Dividends paid                                                                                 (5,293)       (4,538)
  Tax benefit from preferred stock dividend
           and stock option activity                                                                320           302
  Issuance of common stock                                                                        1,554           462
  Acquisition of treasury stock                                                                       -       (10,110)
  Proceeds from reissuance of treasury stock                                                          -         1,682

Net cash used in financing activities                                                            (1,039)       (3,916)

Net increase in cash and due from banks                                                          $1,318        $3,771

Cash and due from banks at beginning of period                                                  $31,938       $30,380
Cash and due from banks at end of period                                                         33,256        34,151

Net increase in cash and due from banks                                                          $1,318        $3,771

Interest paid                                                                                   $21,961       $22,529
Income taxes paid                                                                                 5,639         5,187





                  OMEGA FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NINE AND THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

A.   Basis of Presentation:

     The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the nine months and three months ended September 30, 1998 are not necessarily indicative of the results that may be experienced for the year ending December 31, 1998 or any other interim period. For further information, refer to the Consolidated Financial Statements and Footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

     The accompanying Consolidated Financial Statements include Omega Financial Corporation (Omega), a bank holding company, and the combined results of its wholly owned banking and non-banking subsidiaries.

B.   Current and Pending Accounting Changes

     Statement of Financial Accounting Standards(SFAS) No. 130 - Reporting Comprehensive Income

     On January 1, 1998, Omega adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130). SFAS 130 establishes standards for reporting and displaying comprehensive income and its components. Comprehensive income, as defined by SFAS 130, is the total of net income and all other nonowner changes in equity. Total comprehensive income for the nine months ended September 30, 1998 and 1997 was $13,626,000 and $13,986,000, respectively. For the three month period ended September 30, 1998 and 1997, total comprehensive income was $4,517,000 and $5,103,000, respectively. The difference between net income and comprehensive income for the above periods is due to unrealized gains and losses on marketable securities.

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

C.   Commitments and Contingent Liabilities:

     In the ordinary course of business, Omega and its subsidiaries make commitments to extend credit to their customers. At September 30, 1998 and December 31, 1997 standby letters of credit issued and outstanding amounted to $17,566,000 and $14,827,000, respectively. These letters of credit are not reflected in the accompanying financial statements. Management does not anticipate any significant losses as a result of these transactions.

     At September 30, 1998, the Corporation had $125,186,000 outstanding in unused lines of credit commitments extended to its customers. Of this amount, $37,349,000, or 29.8%, are commitments to consumers for home equity and other lines of credit. The remainder, $87,837,000, are commercial commitments.

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

                                                  Computations of Earnings per Share
                                               (In thousands, except per share amounts)
                                                              (Unaudited)

                                         Nine Months Ended September      Nine Months Ended September
                                                   30, 1998                        30, 1997

                                          Income          Shares        Per-Share          Income          Shares      Per-Share
                                         Numerator      Denominator       Amount          Numerator      Denominator       Amount


Net income                              $  12,734                                           12,430
Less: Preferred stock dividend               (297)                                            (297)


BASIC EPS
Income available to common

    shareholders                           12,437            8,941         $1.39            12,133          8,981          $1.35

EFFECT OF DILUTIVE SECURITIES
Impact of :
   Assumed conversion of preferred                                                                            346
      to common stock                                           346

   Assumed exercises of outstanding                                                                           177
      options                                                   191

Preferred stock dividends
    available to common
    shareholders                              297
                                                                                              297
Elimination of tax benefit of                                                                 (34)
    allocated preferred dividends             (39)

Additional expense required to fund

    ESOP debt, net of tax impact              (62)                                            (87)

DILUTED EPS
Income available to common
     shareholders plus assumed

     conversions                         $  12,633            9,478        $1.33          $12,309           9,504          $1.29





                                         Three Months Ended September    Three Months Ended September
                                                   30, 1998                        30, 1997

                                            Income          Shares        Per-Share          Income          Shares        Per-Share
                                           Numerator      Denominator       Amount          Numerator      Denominator       Amount

Net income                                 $ 4,373                                           $ 4,168
Less: Preferred stock dividends                (99)                                              (99)

BASIC EPS
Income available to common
    shareholders                           $ 4,274           8,969         $  0.48            $4,069           8,894         $  0.46

EFFECT OF DILUTIVE SECURITIES
Impact of :
   Assumed conversion of preferred
      to common stock                                          346                                               346
   Assumed exercises of outstanding
      options                                                  170                                               213

Preferred stock dividends
    available to common
    shareholders                                99                                                99

Elimination of tax benefit of
    allocated preferred dividends              (13)                                              (11)

Additional expense required to fund
     ESOP debt, net of tax impact              (19)                                              (28)

DILUTED EPS
Income available to common
     shareholders plus assumed
     conversions                            $ 4,341           9,485          $ 0.46           $ 4,129           9,453        $  0.44



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


1.   Comparison of the Nine and Three Months Ended September 30, 1998 and 1997

                          Operations Overview

     A.   Nine months ended September 30, 1998 and 1997

     For the first nine months of 1998, income before taxes increased by $355,000, or 2.0%, compared to the same period in 1997. Income from credit activities was decreased in 1998 by $232,000, or 0.7%. Non-interest expenses increased by $442,000 while non-interest income increased by $1,029,000.

     The tax provision for the first nine months of 1998 increased by $51,000, or 0.9% when compared to the first nine months of 1997. The effective tax rate fell to 30.5% in 1998 from 30.8% in 1997, as a result of an increase in tax-exempt income due to higher levels of of tax-exempt investments and loans in 1998 than in 1997. Net income increased by $304,000, or 2.4%, in the first nine months of 1998 as compared to the same period in 1997.


     B.   Three months ended September 30, 1998 and 1997

     The third quarter's income before income taxes increased $290,000, or 4.9%, when compared to the same period in 1997. Although non-interest income increased $588,000, income from credit activities decreased by $285,000, or 2.5%, and non-interest expense increased by only $13,000.

     After the income tax provision (which increased by $85,000, or 4.7% compared to the same period in 1997) was deducted from earnings, net income was $205,000, or 4.9%, higher than the third quarter of 1997. The effective tax rate for the third quarter of 1998 was 30.2%, compared to an effective rate of 30.3% in 1997.

     Following are selected key ratios for the period:

                                           Three Months Ended Nine Months Ended
                                             September 30         September 30
                                             1998       1997      1998     1997
     Return on average assets (annualized).  1.69%      1.63%      1.66%   1.64%
     Return on average equity (annualized). 11.44      12.10      11.39   12.03
     Dividend payout ratio (common)........ 41.02      33.97      40.79   34.14
     Average equity to average assets...... 14.81      13.47      14.58   13.59


                          Net Interest Income

     A.   Nine months ended September 30, 1998 and 1997

     Omega's net interest income for the first nine months of 1998 was $34,904,000, $188,000 or 0.5% less than the same period in 1997. On a fully tax equivalent basis, however net interest income improved by $70,000. Average earning assets grew by $4,386,000 since September 1997. The 0.5% increase in average earning assets resulted primarily from growth in the real estate loan portfolio, which increased by $7,387,000, or 2.2% and the tax-free commercial loan portfolio which increased by $7,905,000, or 111.9%. This was partially offset by a decline in the personal loan average outstanding balances of $11,067,000. The net result is that outstanding total loans have increased by $5,425,000, or 0.8%. Average deposits decreased by $8,847,000, or 1.0%, in 1998 as compared to the previous year. Average short-term borrowings, which include retail repurchase agreements, increased by $6,494,000, or 95.5%. Total cost to fund earning assets was 3.00% in 1998, compared to 3.11% in 1997, while earning assets yielded 7.83% in 1998 compared to 8.00% in 1997, resulting in a 6 basis point decrease in net interest margin, and a 3 basis point decrease in the fully tax equivalent net interest margin.

     B.   Three months ended September 30, 1998 and 1997

     The net interest margin, at 4.78% for the third quarter of 1998, was 11 basis points lower than the third quarter of 1997, with a $4,852,000 or 0.5% increase in average earning assets resulting in a 1.78% decrease in net interest income.

     Following are key net interest margin ratios (annualized):

                                     Three Months Ended    Nine Months Ended
                                        September 30,        September 30,

                                       1998       1997      1998       1997

Yield on average earning assets.     7.73%       8.03%       7.83%      8.00%
Cost to fund earning assets.....     2.95        3.14        3.00       3.11
Net interest margin.............     4.78        4.89        4.83       4.89
Net interest margin - tax
equivalent......................     5.00        5.06        5.03       5.06



     At September 30, 1998, Omega had $366,019,000 of earning assets scheduled to reprice over the next twelve months as compared to $430,069,000 in interest bearing liabilities, resulting in a negative gap of $64,050,000, or 6.2% of assets. Economic simulation is a tool used by management to measure and manage interest rate risk, including repricing, basis and yield curve risk. Possible economic conditions and interest rate scenarios are simulated in order to quantify the impact on net interest income. The effect that changing interest rates has on Omega's net interest income is simulated by moving interest rates up and down at 100 basis point increments. This simulation is known as rate shocks. In order to determine the approximate amount of net interest income at risk over the next twelve months based on hypothetical rate movements, a rate shock simulation was performed on the balance sheet as of September 30, 1998. In the event that interest rates would decrease immediately by 100 basis points, results of the rate shock simulation indicate that Omega's net interest income over the next twelve months would decrease by approximately 0.6%, or $286,000. Conversely, the results of a rate shock simulation of an immediate 100 basis point increase in interest rates indicates an increase in net interest income of approximately $287,000, or 0.6% over a twelve-month period. These simulations assume no volume or mix changes in the balance sheet.

                        Other Income and Expense

     A.   Nine months ended September 30, 1998 and 1997

     Other income increased $1,029,000, or 14.3% in the first nine months of 1998 as compared to the same period in 1997. As a direct result of a new product initiated in July 1997 and a new ATM transaction fee starting in June 1998, service fee income increased by $346,000. Trust fee income increased by $189,000, or 9.3%, through September 30, 1998, as compared to 1997. Additionally, net gains from the sale of investment securities, loans and other assets was $218,000 greater in 1998 than in 1997.

     As a percentage of average assets, annualized other income net of security gains and losses was .95% for the first nine months of 1998 as compared to .86% in 1997.

     Other expenses were $442,000, or 1.9% higher for the first nine months of 1998 than for the same period in 1997. Salaries and employee benefits were $572,000, or 4.4% higher in 1998 than in 1997, as average full time equivalent staffing increased by 1.6%. Occupancy and equipment expenses have increased by $198,000, or 6.6% as the full impact of renovations and technology advances related to the consolidation of the credit administration support group to corporate headquarters is being realized. Other expense was reduced by $328,000, or 4.3% in the first nine months of 1998 as compared to 1997. This is primarily due to a one-time $200,000 loss recorded in 1997.

     As a percentage of average assets, annualized expenses for the period ended September 30, 1998 were 3.13% and were 3.10% for the same period in 1997.

     B.   Three months ended September 30, 1998 and 1997

     Other income increased $588,000, or 24.6% in the third quarter of 1998 as compared to the same period in 1997. Service fee income in 1998 outpaced that in 1997 by $321,000, or 21.5%, with new fee income contributing $204,000 of the increase. Trust fee income was $132,000, or 21.2% greater in the third quarter of 1998 as compared to the third quarter of 1997. Net gains from the sale of investment securities, loans and other assets increased by $135,000 in 1998, or 50.4%.

     As a percentage of average assets, annualized other income net of security gains and losses was 1.05% for the third quarter of 1998 as compared to .85% in 1997.

     Other expenses were $13,000, or 0.2% higher for the third quarter of 1998 than for the same period in 1997. Salaries and employee benefits were $159,000, or 3.6% higher in 1998 than in 1997. Occupancy and equipment expense has remained constant, while data processing expense decreased by 3.6%. Other non-interest expenses have decreased by $136,000, or 6.3%, with lower reinsurance claims of $62,000 responsible for 46% of the decrease. Start-up costs of the debit card program introduced in 1997 had caused expenses to be about $31,000 greater in the third quarter of 1997 as compared to the same period in 1998.

     As a percentage of average assets, annualized expenses for the quarter ended September 30, 1998 were 3.10% and were 3.13% for the same period in 1997.

2.   Investment Securities

     Management of the investment portfolio entails evaluation and realignment of the size and mix of the portfolio in order to balance various characteristics of the balance sheet, including asset quality, liquidity, yield relationships, maturity and tax planning. The following schedule details characteristics of the investment portfolio as of September 30, 1998 and December 31, 1997.






                                                                       Securities Classified as Available for Sale




                                                                                 Gross         Gross       Estimated
                                                                 Amortized    Unrealized    Unrealized      Market
September 30, 1998                                                 Cost          Gains        Losses         Value

U.S. Treasury securities and
    obligations of other U.S. Govern-
    ment agencies and corporations                                $58,565          $502        $    -       $59,067
Obligations of state and
    political subdivisions                                         66,775         1,266           (31)       68,010
Equity securities                                                   5,834         7,326           (13)       13,147

Total                                                            $131,174        $9,094          $(44)     $140,224



                                                                        Securities Classified as Held to Maturity

                                                                                 Gross         Gross       Estimated
                                                                 Amortized    Unrealized    Unrealized      Market
September 30, 1998                                                 Cost          Gains        Losses         Value

U.S. Treasury securities and
    obligations of other U.S. Govern-
    ment agencies and corporations                                $25,494       $   429      $      -       $25,923
Obligations of state and
    political subdivisions                                          5,002           219             -         5,221
Corporate securities                                               53,913           809           (13)       54,709
Mortgage backed securities                                         31,514           307           (11)       31,810
Investment in low-income housing                                      543             -             -           543

Equity securities (non-marketable)                                  4,208             -             -         4,208

Total                                                            $120,674        $1,764          $(24)     $122,414





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



     Total investment securities as a percentage of total assets at September 30, 1998 and December 31, 1997 were 25.3% and 24.6%, respectively. Securities maturing or repricing in one year or less comprised 32.6% of the total investment securities of $260,898,000 as of September 30, 1998, as compared to 42.1% of total investment securities of $249,817,000 as of December 31, 1997. There was $215,000 in investments in instruments of foreign countries on September 30, 1998.

3.   Interest Bearing Deposits with Other Financial Institutions

     As of September 30, 1998, Omega had $564,000 in interest bearing deposits with other banks. There were no investments in instruments issued by U.S. branches of banks of foreign countries or deposits in banks of foreign countries included in the September 30, 1998 balance sheet.

4.   Loans

     Net loans in the first nine months of 1998 increased by $25,547,000, or 3.8% from the balance at December 31, 1997, bringing the total to $705,647,000 at September 30, 1998. Continued competitive pressure in the indirect lending market has resulted in limited growth in consumer lending, however, there has been an increase in tax-exempt commercial loans, most specifically tax revenue anticipation notes since December 31, 1997, of $12,048,000. There has been an overall increase of $12,529,000 in outstanding real estate loans, including commercial and residential, with a noticable switch from variable rate loans to fixed rate.

     Changes in the allowance for loan losses for the nine months ended September 30, 1998 and 1997 were as follows (in thousands):


                                                 1998           1997
     Balance at January 1.................... $11,793        $11,820
     Charge-offs.............................    (854)          (948)
     Recoveries..............................     267            130
         Net charge-offs.....................    (587)          (818)
     Provision for loan losses...............     817            773
     Balance at September 30................  $12,023        $11,775




     The allowance for loan losses is considered adequate by management to cover possible uncollectible loans, as shown in the following table depicting non-performing loans. Management is also of the opinion that the level of loan loss provision is adequate to maintain the allowance at an acceptable level. The allowance for loan losses at September 30, 1998 and 1997 represented 1.68% and 1.69%, respectively, of the total loans outstanding, net of unearned interest.

     Set forth below is an analysis of Omega's non-performing loans as of September 30, 1998 as compared to December 31, 1997.


                                Non-performing Loans
                                   (In thousands)
                                            September 30,  December 31,
                                                 1998           1997
     Non-accrual loans.......................  $5,151         $4,762
     Accruing loans past due 90 days or more.   1,821          2,103
     Restructured loans......................     256             47
     Total non-performing loans..............  $7,228         $6,912

     Non-performing loans as
         percent of allowance................    60.1%          58.6%


     The increase in non-performing loans from December 31, 1997 to September 30, 1998 is primarily due to the addition of one large commercial loan with a total outstanding balance of $612,000 to the non-accrual category, partially offset by reductions in other non-accrual loans.

5.   Deposits and Other Sources of Funds

     Deposits provide the primary source of funding for loans and investment securities. As September 30, 1998, total deposits increased by $2,246,000 or 0.3%, as compared to December 31, 1997, with all of the increase due to increases in interest bearing deposits.

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



                                                                         MINIMUM REQUIREMENT   MINIMUM REGULATORY


                                                                             FOR CAPITAL       REQUIREMENTS TO BE
                                               ACTUAL            ADEQUACY PURPOSES     "WELL CAPITALIZED"

OMEGA FINANCIAL CORPORATION                 AMOUNT          RATIO          AMOUNT          RATIO          AMOUNT           RATIO

As of September 30, 1998:
    Total Capital                             $154,012          22.0%         $55,905            8.0%        $69,882           10.0%
        (to Risk Weighted Assets)
    Tier I Capital                             145,206          20.8%          27,953            4.0%         41,929            6.0%
        (to Risk Weighted Assets)
    Tier I Capital                             145,206          14.2%          40,899            4.0%         51,124            5.0%
        (to Average Assets)

As of December 31, 1997:
    Total Capital                             $143,673          21.1%         $54,418            8.0%        $68,023           10.0%
        (to Risk Weighted Assets)
    Tier I Capital                             135,127          19.9%          27,209            4.0%         40,814            6.0%
        (to Risk Weighted Assets)
    Tier I Capital                             135,127          13.3%          40,584            4.0%         50,730            5.0%
        (to Average Assets)

OMEGA BANK
As of September 30, 1998:
    Total Capital                              $78,440          20.0%         $31,341            8.0%        $39,176           10.0%
        (to Risk Weighted Assets)
    Tier I Capital                              73,537          17.2%          15,671            4.0%         23,506            6.0%
        (to Risk Weighted Assets)
    Tier I Capital                              73,537          13.0%          22,690            4.0%         28,363            5.0%
        (to Average Assets)

As of December 31, 1997:
    Total Capital                              $74,430          19.5%         $30,557            8.0%        $38,196           10.0%
        (to Risk Weighted Assets)
    Tier I Capital                              69,648          18.2%          15,278            4.0%         22,918            6.0%
        (to Risk Weighted Assets)
    Tier I Capital                              69,648          12.3%          22,621            4.0%         28,276            5.0%
        (to Average Assets)

HOLLIDAYSBURG TRUST COMPANY
As of September 30, 1998:
    Total Capital                              $33,400          18.5%         $14,449            8.0%        $18,061           10.0%
        (to Risk Weighted Assets)
    Tier I Capital                              31,129          17.2%           7,224            4.0%         10,837            6.0%
        (to Risk Weighted Assets)
    Tier I Capital                              31,129          12.3%          10,124            4.0%         12,655            5.0%
        (to Average Assets)

As of December 31, 1997:
    Total Capital                              $31,059          18.3%         $13,604            8.0%        $17,005           10.0%
        (to Risk Weighted Assets)
    Tier I Capital                              28,920          17.0%           6,802            4.0%         10,203            6.0%
        (to Risk Weighted Assets)
    Tier I Capital                              28,920          11.7%           9,849            4.0%         12,311            5.0%
        (to Average Assets)

PENN CENTRAL NATIONAL BANK
As of September 30, 1998:
    Total Capital                              $25,054          23.1%          $8,689            8.0%        $10,862           10.0%
        (to Risk Weighted Assets)
    Tier I Capital                              23,672          21.8%           4,345            4.0%          6,517            6.0%
        (to Risk Weighted Assets)
    Tier I Capital                              23,672          13.0%           7,298            4.0%          9,122            5.0%
        (to Average Assets)

As of December 31, 1997:
    Total Capital                              $24,460          22.4%          $8,754            8.0%        $10,943           10.0%
        (to Risk Weighted Assets)
    Tier I Capital                              23,070          21.1%           4,377            4.0%          6,566            6.0%
        (to Risk Weighted Assets)
    Tier I Capital                              23,070          12.3%           7,474            4.0%          9,343            5.0%
        (to Average Assets)

     Pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), the FDIC has issued a rule which sets the capital level for each of the five capital categories established in FDICIA. As required by FDICIA, the regulations specify the levels at which an insured institution would be considered "well capitalized", "adequately capitalized", "undercapitalized", "significantly undercapitalized", or "critically undercapitalized". At September 30, 1998, Omega and each of its banking subsidiaries met the regulatory definition of a "well capitalized" financial institution, i.e., a leverage ratio exceeding 5%, Tier 1 capital exceeding 6% and total capital exceeding 10%.

7.   Year 2000 Compliance

     The Year 2000 problem is a source of concern worldwide for businesses that rely upon computer and software systems. Many software programs record dates as six digit fields, eliminating the first two digits of the year. When the Year 2000 arrives, it is possible that these systems will recognize it as the year 1900, creating failures in systems. The effects could be far reaching. It is important for every company to assess and address potential problems prior to the event. Management is currently in the process of evaluating Omega's readiness to address the Year 2000 problem (Y2K). An in-depth analysis of the Information Technology (IT) infrastructure as well as its non-IT systems that include embedded technology is necessary to assess the extent of risk.

     In 1997, a committee was formed to:
     1. Identify all of the date-dependent systems at the Company that could be impacted by the Year 2000 issue. In addition, the committee was charged with analyzing the impact of the Year 2000 issue on key customers and vendors
     2.Test all internal information systems and obtain certification of compliance from all external information service providers
     3. Formulate and execute a plan to minimize risk for customer and vendor Y2K failure
     4. Determine the cost of and plan for replacement of non-compliant systems
     5. Formulate a contingency plan for unexpected failures.

     The committee is comprised of executive officers and operations personnel from all major divisions of the Corporation. It has not been necessary to hire external consultants. The Y2K evaluation process has not hindered progress on other planned IT projects.

     The committee has developed a plan to analyze the readiness of all internal software. A testing site was developed where PC software could be loaded and tested via prescribed test scripts for performance as dates were modified. (Certain key dates have been recommended for testing by the Corporation's regulators). As of September 30, 1998, about 20% of the critical PC software applications have been tested with the remainder to be tested over the next six months.

     Major internal system processing software such as Items Processing, which is critical to our business has been tested at the Company's "Hot Site", where backup hardware and software are maintained for continued operations in any crisis. This software (and most related hardware) has been found to be reliable when tested for all critical dates. As a result of testing thus far, one major hardware item will be replaced in 1999.

     All external software service providers have been contacted and have been asked to provide certification and validation that their systems have been thoroughly tested and are Y2K compliant. If the provider is not currently Y2K compliant we have requested a timetable of planned system upgrades to achieve required compliance. All critical vendors have indicated that they are dealing with their Year 2000 issues, and in most cases, plan to have their testing completed by December 31, 1998. Omega's testing with all critical outside vendors will be completed by March 31, 1999.

     Most of the processing of Omega's core financial services are out-sourced. Omega's primary information service provider processes all application systems, as well as the company's general ledger, and is the source of all data inquiry and the data warehouse function. This service is absolutely critical to our operation. The provider has completed the identification phase of its Y2K process and is currently in the testing phase which is scheduled to be completed by December 31, 1998. Proxy testing with their bank clients will be conducted through the first quarter of 1999. As this provider is a large servicing operation, it has many other financial institutions as clients. These clients have come together as a group to finance a third party review of their entire Y2K process, including testing and remediation. This independent third party will issue quarterly reports to the clients through the end of 1999.

     The Company has also taken steps to ensure that internal hardware is Year 2000 compliant. The testing of all PC's is nearly complete, with 476 of 493, or 97% completed. Twelve PC's failed and are to be replaced in 1999, while 166, or 34% have been identified as needing to have the system date changed manually on 1/1/2000. These PC's will be systematically replaced first in Omega's ongoing PC upgrade process in 1999. Major hardware (used in the Data Processing area) has been tested as well. Both the mainframe and backup computers have passed the tests.

     Non IT systems that are micro-chip driven are also used throughout the Corporation. These include such items as proof machines, HVAC, vaults, security systems, elevators, telephones and fax machines, and ATM's. All of these vendors have been contacted. We have been assured that our vaults, elevators and ATM's are Y2K compliant. As of September 30, 1998, the control system for the HVAC system at the Administration Center has been tested and found to be compliant. Proof machines (equipment that micr-encodes all documents to prepare for processing) have already been upgraded for year 2000 compliance. All remaining testing is scheduled to be completed by December 31, 1998.

     Omega's financial results are dependent upon the solvency of its customer base; their ability to repay loans and maintain deposits. Therefore, a process has begun in which business customers with existing levels of aggregate loans in excess of a designated amount are contacted, reviewed, and rated as to credit risk. 74% of the credit relationships reviewed were deemed to be low risk, as these borrowers are aware of the potential problems with the Year 2000 and are taking steps to analyze and correct any deficiencies. The remaining 26% of the credit relationships reviewed were deemed to be moderate risk. Management will continue to closely monitor their compliance activity on an ongoing basis. Since June 1998, all business loan applicants have been asked to demonstrate Y2K compliance as a requirement for loan approval.

     Portions of the Corporation's investment portfolio could be at risk in the event that an issuer of a security is not Y2K compliant. An evaluation process is in place to assess the potential impact that this could have on Omega's financial results and operations. The analysis includes segmenting the portfolio by risk rating (based on the type of security and the potential exposure to any negative impact as a result of the Y2K issue). If by September 30, 1999, the analysis does not indicate that the issuer of a security has properly addressed the Y2K issue and the investment is determined to be at risk, then the security will be sold, leaving the investment portfolio with little or no investment risk.

     Costs to address Omega's Year 2000 issues are being expensed as incurred and have been insignificant through September 30, 1998. The current projections of costs to complete the Y2K remediation are estimated to be in the range of $645,000 to $873,000. Included in this estimate is the amount of between $162,000 and $390,000 which will be capitalized for replacement of major hardware. The remaining costs (currently projected at $482,000 will be expensed as incurred over the next fifteen months. The source of funds will come from Omega's IT budget. These expenditures are not expected to be material to the financial condition or results of operations of Omega.

     Upon completion of the testing phase, Omega intends to create contingency plans for issues that fail the Y2K compliance test. By December 31, 1998, those issues requiring contingency plans will have been identified. These contingency plans will address procedures to follow in a most likely worst case scenario and are expected to be completed by March 31, 1999.

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

Item 1.   Legal Proceedings
     None

Item 2.   Changes in Securities and Use of Proceeds
     None

Item 3.   Defaults upon Senior Securities
     None

Item 4.   Submission of Matters to a Vote of Security Holders
     None

Item 5.   Other Information
     Pursuant to recent amendments to the proxy rules under the Securities Exchange Act of 1934, as amended, Omega's shareholders are notified that the deadline for providing Omega timely notice of any shareholder proposal to be submitted for consideration at Omega's 1999 Annual Meeting of Shareholders will be March 15, 1999. As to all such matters which Omega does not have notice on or prior to March 15, 1999, the proxy solicited on behalf of the Board of Directors in connection with the matters to be considered at the 1999 Annual Meeting of Shareholders will confer discretionary voting authority on the persons designated in such proxy.

     Shareholder proposals for the 1999 Annual Meeting of Shareholders must still be submitted to the Company by December 2, 1998 to receive consideration for inclusion in Omega's Proxy Statement relating to the 1999 Annual Meeting of Shareholders.


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