Form 10-K
period 1998-12-31
OMEGA FINANCIAL CORP /PA/
filed 1999-03-24
CIK 705671

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

   (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)


                   For the Fiscal Year ended DECEMBER 31, 1998
                                             -----------------

                                       or

   ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)


     For the transition period from __________________ to __________________


                           Commission File No. 0-13599
                                               -------

                           OMEGA FINANCIAL CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             PENNSYLVANIA                                25-1420888
   ------------------------------           -----------------------------------
   (State or other jurisdiction of          (IRS Employer Identification Number)
   incorporation or organization)


                   366 WALKER DRIVE
                   STATE COLLEGE, PA                               16801
     ---------------------------------------                     ----------
     (Address of principal executive offices)                    (Zip Code)


Registrant's telephone number, including area code:  (814) 231-7680
                                                     ---------------

Securities registered pursuant to Section 12(b) of the Act:  None
                                                             ----

Securities registered pursuant to Section 12(g) of the Act:


    COMMON STOCK, PAR VALUE $5.00                         8,959,319
    -----------------------------               -----------------------------
          (Title of Class)                      (Number of shares outstanding
                                                   as of February 22, 1999)


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes [X]   No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.     [X]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant as of February 22, 1999 was $251,722,268. (1)


================================================================================

                       DOCUMENTS INCORPORATED BY REFERENCE

  (Specific sections incorporated are identified under applicable items herein)

     Certain portions of the Company's Annual Report to Shareholders for the year ended December 31, 1998 are incorporated by reference in Parts II and IV of this Report.

     With the exception of the information incorporated by reference in Parts I, II and IV of this Report, the Company's Annual Report to Shareholders for the year ended December 31, 1998 is not to be deemed "filed" with the Securities and Exchange Commission for any purpose.

     Certain portions of the Company's Proxy Statement to be filed in connection with its 1998 Annual Meeting of Shareholders are incorporated by reference in
Part III of this Report.

     Other documents incorporated by reference are listed in the Exhibit Index.

----------------

(1) The aggregate dollar amount of the voting stock set forth equals the number of shares of the Company's Common Stock outstanding, reduced by the amount of Common Stock held by officers, directors, shareholders owning in excess of 10% of the Company's Common Stock and the Company's employee benefit plans multiplied by the last reported sale price for the Company's Common Stock on February 22, 1999. The information provided shall in no way be construed as an admission that any officer, director or 10% shareholder of the Company, or any employee benefit plan, may be deemed an affiliate of the Company or that such person or entity is the beneficial owner of the shares reported as being held by such person or entity, and any such inference is hereby disclaimed. The information provided herein is included solely for record keeping purposes of the Securities and Exchange Commission.

                                     PART I

Item 1: Business
----------------

GENERAL
-------

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

     Peoples was incorporated on June 24, 1982 and became an active bank holding company on December 7, 1982 through the acquisition of all of the outstanding shares of Peoples National Bank of Central Pennsylvania ("Peoples Bank"). Heritage was incorporated on June 21, 1982 and became an active bank holding company on December 31, 1982 through the acquisition of all of the outstanding shares of The Russell National Bank ("Russell Bank"). As a result of the merger of Heritage into Peoples, Omega became the holding company for both Peoples Bank and Russell Bank. On January 28, 1994, Penn Central Bancorp, Inc. ("Penn Central"), a bank holding company, merged into Omega. As a result of the merger of Penn Central into Omega, Omega became the holding company for Penn Central's five wholly-owned subsidiaries: Penn Central National Bank ("Penn Central Bank"), Hollidaysburg Trust Company ("Hollidaysburg"), the First National Bank of Saxton ("Saxton Bank"), Penn Central Bancorp Life Insurance Company and Penn Central Bancorp Investment Company. On February 18, 1995, Saxton Bank merged into Penn Central Bank and on March 18, 1995, Peoples Bank and Russell Bank merged to form Omega Bank N.A. ("Omega Bank"). On August 1, 1995, Omega acquired all of the outstanding shares of Montour Bank ("Montour"). On December 31, 1996, Montour was merged into Omega Bank. The Company's current banking subsidiaries consist of Omega Bank, Penn Central Bank and Hollidaysburg and its current non-banking subsidiaries consist of Central Pennsylvania Life Insurance Company and Central Pennsylvania Investment Company. Unless the context otherwise requires, the "Company" refers to Omega Financial Corporation and its consolidated subsidiaries and the "Banks" refers to the Company's banking subsidiaries.

BANKING SERVICES
----------------

     The Banks currently provide retail and commercial banking services through 44 offices in Central Pennsylvania. Omega Bank operates 26 full service banking offices in Centre, Clinton, Montour, Mifflin, and Juniata counties. Penn Central Bank operates 8 full service banking offices in Huntingdon and Bedford counties, and Hollidaysburg operates 10 full service banking offices in Blair County.

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

     As of December 31, 1998, the Banks operated an aggregate of 41 automated teller machines (ATMs) at various locations. The Banks are members of the Money Access Center ("MAC") System and the "Plus System." The MAC System operates throughout Pennsylvania and the "Plus System" operates nationwide.

     The Banks have a relatively stable deposit base with no major seasonal depositor or group of depositors. Most of their commercial customers are small and midsized businesses in Central Pennsylvania.

OTHER ACTIVITIES
----------------

     On January 22, 1986, the Company formed Central Pennsylvania Life Insurance Co., an Arizona corporation, for the purpose of underwriting credit life insurance for the Company's bank subsidiaries.

     On December 26, 1985, the Company formed Central Pennsylvania Investment Co., a Delaware corporation, for the purpose of holding and managing certain investments of the Company.

COMPETITION
-----------

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

     In commercial transactions, the Banks' respective legal lending limits to a single borrower (approximately $12,082,000 for Omega Bank, $4,061,000 for Penn Central Bank, and $5,279,000 for Hollidaysburg Trust Company, as of December 31,
1998) enable them to compete effectively for the business of small and midsized businesses. However, this legal lending limit is considerably lower than that of various competing institutions and thus may act as a constraint on each Bank's effectiveness in competing for financings in excess of the limit.

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

SUPERVISION AND REGULATION
--------------------------

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

     The Company. The Company is registered as a "bank holding company" under the Bank Holding Company Act of 1956, as amended (the "BHC Act"), and is therefore subject to supervision and regulation by the Board of Governors of the Federal Reserve System (the "FRB"). The Company is also regulated by the Pennsylvania Department of Banking.

     Under the BHC Act, the Company is required to secure the prior approval of the FRB before it can merge or consolidate with any other bank holding company or acquire all or substantially all of the assets of any bank that is not already majority owned by it or acquire direct or indirect ownership, or control of, any voting shares of any bank that is not already majority owned by it, if after such acquisition it would directly or indirectly own or control more than 5% of the voting shares of such bank. See "Interstate Banking".

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

     There are various legal restrictions on the extent to which the Company and its non-bank subsidiaries can borrow or otherwise obtain credit from its banking subsidiaries. In general, these restrictions require that any such extensions of credit must be secured by designated amounts of specified collateral and are limited, as to any one of the Company or such non-bank subsidiaries, to ten percent of the lending bank's capital stock and surplus, and as to the Company and all such non-bank subsidiaries in the aggregate, to 20 percent of such lending bank's capital stock and surplus. Further, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property or furnishing of services.

     Omega Bank and Penn Central Bank. Omega Bank and Penn Central Bank, as national banks, are subject to the National Bank Act. Such banks are also subject to the supervision of, and are regularly examined by, the Office of the Comptroller of the Currency (the "OCC") and are required to furnish quarterly reports to the OCC. The approval of the OCC is required for the establishment of additional branch offices by any national bank, subject to applicable state law restrictions. Under current Pennsylvania law, banking institutions, such as the Banks, may establish branches within any county in Pennsylvania, subject to prior regulatory approval.

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

     The operations of each of the Banks are also subject to numerous Federal, state and local laws and regulations which set forth specific restrictions and procedural requirements with respect to interest rates on loans, the extension of credit, credit practices, the disclosure of credit terms and discrimination in credit transactions. The Banks also are subject to certain limitations on the amount of cash dividends that they can pay. See Note 18 of Notes to the Company's Consolidated Financial Statements, contained in Exhibit 13.1.

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

INTERSTATE BANKING
------------------

     On September 29, 1994, the President signed into law the "Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994" (the "Interstate Act"). Among other things, the Interstate Act permits bank holding companies to acquire banks in any state after September 29, 1995. Beginning June 1, 1997, a bank may merge with a bank in another state so long as both states have not opted out of interstate branching between the date of enactment of the Interstate Act and May 31, 1997. States may enact laws opting out of interstate branching before June 1, 1997, subject to certain conditions. States may also enact laws permitting interstate merger transactions before June 1, 1997 and host states may impose conditions on a branch resulting from an interstate merger transaction that occurs before June 1, 1997, if the conditions do not discriminate against out-of-state banks, are not preempted by Federal law and do not apply or require performance after May 31, 1997. Pennsylvania has enacted a law opting in immediately to interstate merger and interstate branching transactions. Interstate acquisitions and mergers would both be subject, in general, to certain concentration limits and state entry rules relating to the age of the bank.

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

NATIONAL MONETARY POLICY
------------------------

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

EMPLOYEES
---------

     As of December 31, 1998, the Company had a total of 468 full-time employees and 89 part-time employees.

INVESTMENT CONSIDERATIONS
-------------------------

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

     EFFECT OF INTEREST RATES ON THE BANKS AND THE COMPANY. The operations of financial institutions such as the Company are dependent to a large degree on net interest income, which is the difference between interest income from loans and investments and interest expense on deposits and borrowings. An institution's net interest income is significantly affected by market rates of interest which in turn are affected by prevailing economic conditions, by the fiscal and monetary policies of the federal government and by the policies of various regulatory agencies. At December 31, 1998, total interest bearing liabilities maturing or repricing within one year exceeded total interest earning assets maturing or repricing during the same time period by $55.687 million, representing a cumulative one year sensitivity ratio of 0.87. Simulation of interest rate changes indicates that if interest rates were decreased, net interest income would likewise decrease over the next twelve months. Like all financial institutions, the Company's balance sheet is affected by fluctuations in interest rates. Volatility in interest rates can also result in disintermediation, which is the flow of funds away from financial institutions into direct investments, such as US Government and corporate securities and other investment vehicles, including mutual funds, which, because of the absence of federal insurance premiums and reserve requirements, generally pay higher rates of return than financial institutions. See "Item 7:
Management's Discussion of Financial Condition and Results of Operations" and
Item 7a: Quantitative and Qualitative Disclosure about Market Risk".

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

     COMPETITION. The Company faces strong competition from other banks, savings institutions and other financial institutions which have branch offices or otherwise operate in the Company's market area, as well as many other companies now offering a range of financial services. Many of these competitors have substantially greater financial resources and larger branch systems than the Company. In addition, many of the Banks' competitors have higher legal lending limits than do the Banks. Particularly intense competition exists for sources of funds including savings and retail time deposits and for loans, deposits and other services that the Banks offer. See "Item 1: BUSINESS-- Competition."

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

     INFORMATION SYSTEMS; YEAR 2000. The Company is currently in the process of evaluating its information technology infrastructure to determine whether it is Year 2000 compliant. The issue with respect to Year 2000 is whether systems will properly recognize date sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause complete system failures. There can be no assurance that the Year 2000 problem will not have a material adverse effect on the financial condition or results of operations of the Company. See "Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations".

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

Item 2:  Properties
-------------------

     The Company's corporation headquarters are located at 366 Walker Drive, State College, Pennsylvania. This building is owned by the Company, subject to a mortgage in the original principal amount of $5,000,000 held by Mid-State Bank and Trust Co. The Company occupies the first two floors and a portion of the third floor of this building and is leasing office space on the third floor. In addition, the Banks operate branch offices and/or automated teller machines, indicated by (ATM), at the following locations which are owned by the Company.

     Omega Bank
     ----------

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

     Hollidaysburg Trust Company
     ---------------------------

          218 - 224 Allegheny Street, Hollidaysburg, PA (Main Office) 113 West Allegheny Street, Martinsburg, PA (ATM)
          215 High Street, Williamsburg, PA
          1567 East Pleasant Valley Boulevard, Altoona, PA
          430 East 25th Avenue, Altoona, PA (ATM)

     Penn Central National Bank
     --------------------------

          431 Penn Street, Huntingdon, PA  (Main Office)
          16-20 East Shirley Street, Mount Union, PA
          Main Street, Alexandria, PA
          Route 26, James Creek, PA
          911 Church Street, Saxton, PA
          708 Main Street, Saxton, PA (ATM only)
          14th and Moore Streets, Huntingdon, PA

     The Banks operate branch offices and ATMs at the following locations which are leased by the Company. The leases for these properties have expiration dates ranging from 1999 to 2011.

     Branches
     --------

          Westerly Parkway, State College, PA (ATM)
          1811 South Atherton Street, State College, PA (ATM) building owned, land leased.

          1667 North Atherton Street, State College, PA (ATM)
            building owned, land leased.
          Routes 45 and 144, Centre Hall, PA
          366 East College Avenue, State College, PA (ATM)
          520 Third Avenue, Duncansville, PA (ATM)
          3014 Pleasant Valley Boulevard, Altoona, PA (ATM)
          300 Spring Plaza, Roaring Spring, PA (ATM)
          5812 Sixth Avenue, Altoona, PA (ATM) building owned, land leased. Danville State Hospital, Rt. 11, Danville, PA
          Morrison's Cove Home, 429 South Market Street, Martinsburg, PA Westminster Woods, 360 Westminster Woods Drive, Huntingdon, PA Foxdale Village, 500 Marylyn Avenue, State College, PA

     ATMs
     ----

          Weis Shopping Plaza, Mifflintown, PA
          Penn State University Campus, State College, PA (2)
          414 East College Avenue, State College, PA
          2844 West College Avenue, State College, PA
          110 1/2 Burrowes Street, State College, PA
          Centre Community Hospital, 1800 East Park Avenue, State College, PA 116 W. College Ave., State College, PA
          135 S. Pugh Street, State College, PA
          I80 Exit 22 and Rt 144, Snow Shoe, PA
          Sheetz Store, 1671 East Pleasant Valley Boulevard, Altoona, PA Martin General Store, Route 22, Alexandria, PA
          JC Blair Memorial Hospital, Warm Springs Avenue, Huntingdon, PA Ames Store, Route 22 Plaza, Huntingdon, PA
          Sheetz Store, 4th Street and Rt. 22, Huntingdon, PA
          Sheetz Store, Jefferson Street, Mount Union, PA
          Sheetz Store, 14th and Moore Streets, Huntingdon, PA
          Martin General Store, 300 High Street, Williamsburg, PA
          Service Mart of Mifflin, 2 Mowery Street, Mifflin, PA
          Warm Springs Avenue, Huntingdon, PA

Item 3: Legal Proceedings
--------------------------

     The Company and the Banks are involved in various legal proceedings incidental to their business. Neither the Company, the Banks nor any of their properties is subject to any material legal proceedings, nor are any such proceedings known to be contemplated by any governmental authority.

Item 4: Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

        None

Item 4.1:  Executive Officers of the Registrant
-----------------------------------------------

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


       Name                        Age                                  Position
       ----                        ---                                  --------
Daniel L. Warfel ..............    52        Executive Vice President and Chief Financial Officer of the Company since 1987;
                                               Executive Vice President and Director of Omega Bank since 1983.

David N. Thiel ................    55        Senior Vice President and Secretary of the Company since 1987; Vice President,
                                               Secretary and Cashier of Omega Bank since 1973.

JoAnn N. McMinn ...............    46        Senior Vice President and Controller of the Company since 1988; Vice President and Controller of Omega Bank since 1976.

Donita R. Koval ...............    38        Senior Vice President of the Company since 1995.


                                     PART II

Item 5: Market for the Registrant's Common Stock and Related Stockholder Matters
--------------------------------------------------------------------------------

     Incorporated by reference from the section entitled "Common Stock Market Prices and Dividends" in the Company's Annual Report to Shareholders for the year ended December 31, 1998. As of February 22, 1999, the number of shareholders of the Company's common stock was 2,811.

     The company did not sell any equity securities during 1998 which were not registered under the Securities Act.

Item 6:  Selected Financial Data
--------------------------------

     Incorporated by reference from the section entitled "Selected Financial Data" in the Company's Annual Report to Shareholders for the year ended December 31, 1998.

Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------

     Incorporated by reference from the sections entitled "Management's Discussion and Analysi--Results of Operations" and "Financial Condition" in the Company's Annual Report to Shareholders for the year ended December 31, 1998.

Item 7A: Quantitative and Qualitative Disclosure about Market Risk
-------------------------------------------------------------------

     Incorporated by reference from the sections entitled "Management's Discussion and Analysis--Financial Condition" in the Company's Annual Report to Shareholders for the year ended December 31, 1998.

Item 8: Financial Statements and Supplementary Data
---------------------------------------------------

     Incorporated by reference from the Company's Consolidated Financial Statements and the Notes to Consolidated Financial Statements thereto included in the Company's Annual Report to Shareholders for the year ended December 31, 1998.

Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
----------------------------

         None

                                    PART III

Item 10: Directors and Executive Officers of the Registrant
-----------------------------------------------------------

     Incorporated by reference from the Company's Proxy Statement relating to the 1999 Annual Meeting of Shareholders to be filed pursuant to General Instruction G(3) to Form 10-K, except information concerning certain Executive Officers of the Company which is set forth in Item 4.1 hereof.

Item 11: Executive Compensation
-------------------------------

     Incorporated by reference from the Company's Proxy Statement relating to the 1999 Annual Meeting of Shareholders to be filed pursuant to General Instruction G(3) to Form 10-K.

Item 12: Security Ownership of Certain Beneficial Owners and Management
-----------------------------------------------------------------------

     Incorporated by reference from the Company's Proxy Statement relating to the 1999 Annual Meeting of Shareholders to be filed pursuant to General Instruction G(3) to Form 10-K.

Item 13: Certain Relationships and Related Transactions
-------------------------------------------------------

     Incorporated by reference from the Company's Proxy Statement relating to the 1999 Annual Meeting of Shareholders to be filed pursuant to General Instruction G(3) to Form 10-K.

                                     PART IV

Item 14: Exhibits, Financial Statement Schedules and Reports on Form 8-K
------------------------------------------------------------------------

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

          Consolidated Balance Sheets--
               December 31, 1998 and 1997

         Consolidated Statements of Income
               Years ended December 31, 1998, 1997 and 1996

         Consolidated Statements of Shareholders' Equity--
               Years ended December 31, 1998, 1997 and 1996

         Consolidated Statements of Cash Flows
               Years ended December 31, 1998, 1997 and 1996

         Notes to Consolidated Financial Statements

         Report of Independent Certified Public Accountants

     (2) Financial Statement Schedules. Financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Exhibits filed pursuant to Item 601 of Regulation S-K
-----------------------------------------------------

Number                       Title
------                       -----

3.1(1)    Amended and Restated Articles of Incorporation of Omega

3.2(6)    Articles of Amendment to the Amended and Restated Articles
            of Incorporation.

3.3(13)   Articles of Amendment to the Amended and Restated Articles
            of Incorporation

3.4(8)    Amended and Restated By-Laws of Omega, as amended.

10.1      Intentionally Omitted

10.2      Intentionally Omitted

Number                                               Title
-----                                                -----

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

10.22(7)      Pledge and Security Agreement between Omega and the ESOP Trust.

10.23(7)      Mortgage from Omega to Mid-State.

Number                                    Title
-----                                     -----
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

 10.27        Intentionally omitted.

*10.28(13)    Directors Deferred Compensation Agreements for Peoples National
                Bank and Omega Financial Corporation

*10.29(14)    1996 Employee Stock Option Plan

 10.30(15)    Second Amendment to Omega Amended and Restated Employee Stock
                Ownership Plan

 13.1         Annual Report to Shareholders for the year ended December 31, 1998
                (such reports, except for those portions expressly incorporated by reference in this Annual Report on Form 10-K, is furnished for the information of the Commission and is not to be deemed filed as part of this Report).

 21.1         Subsidiaries of the Registrant (filed herewith)

 23.1         Consent of Arthur Andersen LLP (filed herewith)

 27.1         Financial Data Schedule

(b)  Reports on Form 8-K.
      None.

-------------

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

                           OMEGA FINANCIAL CORPORATION


                           By: ________________________________________
                               David B. Lee, Chairman of the Board and
                                   and Chief Executive Officer

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


Signatures                                  Title                               Date
----------                                  -----                               ----
______________________              Chairman of the Board, and                  __________________
David B. Lee                          Chief Executive Officer and
                                      Director (Principal Executive)
                                      Officer

______________________              President and Chief                         __________________
D. Stephen Martz                      Operating Officer and Director

______________________              Director                                    __________________
Robert T. Gentry

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

_______________________             Director                                    __________________
Robert N. Oliver




_______________________             Director                                    __________________
James W. Powers, Sr.

_______________________             Director                                    __________________
Stanton R. Sheetz

_______________________             Director                                    __________________
Robert A. Szeyller


                                  EXHIBIT 21.1

                   SUBSIDIARIES OF OMEGA FINANCIAL CORPORATION

                                                             State or Jurisdiction          Trade Name
Name of Subsidiary                                              of Incorporation              (if any)
------------------                                           ---------------------          ----------
Omega Bank, N.A.                                              United States                    --
P.O. Box 298
State College, PA 16804

Hollidaysburg Trust Company                                   Pennsylvania                     --
224 Allegheny Street
Hollidaysburg, PA 16648

Penn Central National Bank                                    United States                    --
431 Penn Street
Huntingdon, PA 16652

Central Pennsylvania Investment Company                       Delaware                         --
1105 N. Market Street
Wilmington, DE 19899

Central Pennsylvania Life Insurance Company                   Arizona                          --
1421 E. Thomas Road
Phoenix, AZ 85014

Central Pennsylvania Leasing, Inc.                            Pennsylvania                     --

Central Pennsylvania Real Estate, Inc.                        Pennsylvania                     --
