Form 10-Q
period 1999-03-31
OMEGA FINANCIAL CORP /PA/
filed 1999-05-17
CIK 705671

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON DC 20549

                                   ----------

                                    FORM 10-Q

(Mark One)

  [X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

                                       or

  [ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


         For the transition period from ______________ to ______________


                           Commission File No. 0-13599


                           OMEGA FINANCIAL CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              PENNSYLVANIA                                       25-1420888
    -------------------------------                          -------------------
    (State or other jurisdiction or                            (IRS Employer
     incorporation of organization)                          Identification No.)


           366 WALKER DRIVE
     STATE COLLEGE, PENNSYLVANIA                                  16801
----------------------------------------                        ----------
(Address of principal executive offices)                        (Zip Code)


                                 (814) 231-7680
               --------------------------------------------------
               Registrant's Telephone Number, Including Area Code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was requested to file such reports), and (2) has been subject to such filing requirements for the past ninety days.

                              Yes  X     No
                                  ---       ---


     The number of shares outstanding of each of the Registrant's classes of common stock as of May 13, 1999:
      ----------------------------------------------------------------------
                Common Stock, $5.00 par value -- 8,836,317 shares

================================================================================

                          PART I. FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

                  OMEGA FINANCIAL CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)


                                                       March 31,    December 31,
                                                         1999          1998
                                                      ----------    ------------
ASSETS
Cash and due from banks ............................. $   29,414    $   40,066
Interest bearing deposits with other banks ..........     11,608         1,455
Federal funds sold ..................................     25,900        18,350
Investment securities held to maturity (Market value:
   $108,070 and $117,954, respectively) .............    107,418       116,829
Investment securities available for sale ............    144,586       144,551
Total loans .........................................    733,653       723,485
  Less: Unearned discount ...........................       (471)         (518)
            Allowance for loan losses ...............    (11,899)      (11,772)
                                                      ----------    ----------
Net loans ...........................................    721,283       711,195
Premises and equipment, net .........................     16,594        16,816
Other assets ........................................     12,260        13,442
                                                      ==========    ==========
TOTAL ASSETS ........................................ $1,069,063    $1,062,704
                                                      ==========    ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
  Non-interest bearing .............................. $  124,822    $  132,291
  Interest bearing ..................................    740,192       738,369
                                                      ----------    ----------
Total deposits ......................................    865,014       870,660
Short-term borrowings ...............................     29,912        17,638
Other liabilities ...................................     11,884        11,004
ESOP debt ...........................................      3,782         3,837
Long-term debt ......................................      5,000         5,000
Other interest bearing liabilities ..................        532           585
                                                      ----------    ----------
TOTAL LIABILITIES ...................................    916,124       908,724
Preferred stock, par value $5.00 per share:
  Authorized - 5,000,000 shares;
  Issued and outstanding -
    219,781 shares Series A Convertible .............      5,000         5,000
Unearned compensation related to ESOP debt ..........     (2,814)       (2,875)
Common stock, par value $5.00 per share:
  Authorized - 25,000,000 shares
  Issued --
    9,185,998 shares at March 31, 1999;
    9,137,270 shares at December 31, 1998
  Outstanding --
    8,876,089 shares at March 31, 1999;
    8,960,197 shares at December 31, 1998 ...........     45,930        45,686
Capital surplus .....................................      3,995         3,209
Retained earnings ...................................    106,716       104,285
Accumulated other comprehensive income ..............      4,431         4,713
Cost of common stock in treasury
    309,909 shares at March 31, 1999;
    177,073 shares at December 31, 1998 .............    (10,319)       (6,038)
                                                      ----------    ----------
TOTAL SHAREHOLDERS' EQUITY ..........................    152,939       153,980
                                                      ==========    ==========
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY .......... $1,069,063    $1,062,704
                                                      ==========    ==========

                  OMEGA FINANCIAL CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                        (In thousands, except share data)


                                                            Three Months Ended
                                                                 March 31,
                                                         -----------------------
                                                            1999         1998
                                                         ----------   ----------
INTEREST INCOME:
Interest and fees on loans ...........................   $   15,348   $   14,928
Interest and dividends on investment securities ......        3,453        3,410
Other interest income ................................          205          357
                                                         ----------   ----------
TOTAL INTEREST INCOME ................................       19,006       18,695

INTEREST EXPENSE:
Interest on deposits .................................        6,487        6,964
Interest on short-term borrowings ....................          188          140
Interest on long-term debt and
  other interest bearing liabilities .................           70           80
                                                         ----------   ----------
TOTAL INTEREST EXPENSE ...............................        6,745        7,184
                                                         ----------   ----------
NET INTEREST INCOME ..................................       12,261       11,511
Provision for loan losses ............................          265          242
                                                         ----------   ----------
INCOME FROM CREDIT ACTIVITIES ........................       11,996       11,269

OTHER INCOME:
Service fees .........................................        1,658        1,479
Trust fees ...........................................          759          753
Gain on sale of loans and other assets ...............            2           61
Gains on investment securities available for sale, net          201          289
                                                         ----------   ----------
TOTAL OTHER INCOME ...................................        2,620        2,582

OTHER EXPENSE:
Salaries and employee benefits .......................        4,614        4,425
Net occupancy expense ................................          587          573
Equipment expense ....................................          514          511
Data processing service ..............................          381          402
Other ................................................        2,161        2,046
                                                         ----------   ----------
TOTAL OTHER EXPENSE ..................................        8,257        7,957
                                                         ----------   ----------
Income before taxes ..................................        6,359        5,894
Income tax expense ...................................        1,880        1,784
                                                         ----------   ----------
NET INCOME ...........................................   $    4,479   $    4,110
                                                         ==========   ==========
NET INCOME PER COMMON SHARE:
   Basic .............................................   $      .49   $      .45
   Diluted ...........................................   $      .47   $      .43
WEIGHTED AVERAGE SHARES AND EQUIVALENTS:
   Basic .............................................    8,953,772    8,902,114
   Diluted ...........................................    9,445,046    9,455,354

                  OMEGA FINANCIAL CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                             Three Months Ended
                                                                  March 31,
                                                           ---------------------
                                                             1999        1998
                                                           --------    ---------
Cash flows from operating activities:
  Net income ...........................................   $  4,479    $  4,110
  Adjustments to reconcile net income to
       net cash provided by operating activities:
    Depreciation and amortization ......................        613         614
    Provision for loan losses ..........................        265         242
    Gain on sale of investment securities ..............       (201)       (289)
    Gain on sale of fixed assets
       and other property owned ........................        (11)        (25)
    Loss (gain) on sale of loans .......................          9         (37)
    Increase in deferred tax asset .....................       (437)       (153)
    Decrease (increase) in interest receivable
      and other assets .................................      1,719        (787)
    Decrease in interest payable .......................       (132)       (127)
    Increase in taxes payable ..........................      1,992       1,630
    Amortization of deferred net loan costs ............        202         164
    Deferral of net loan (costs) fees ..................       (106)         99
    (Decrease) increase in accounts payable
       and accrued expenses ............................       (981)        389
                                                           --------    --------
      Total adjustments ................................      2,932       1,720
                                                           --------    --------
Net cash provided by operating activities ..............      7,411       5,830

Cash flows from investing activities:
  Proceeds from the sale or maturity of:
    Interest bearing deposits with other banks .........      2,875         135
    Investment  securities available for sale ..........     12,715      24,079
    Investment  securities held to maturity ............     10,512      13,234
  Purchase of:
    Interest bearing deposits with other banks .........    (13,028)       (334)
    Investment securities available for sale ...........    (13,096)    (18,294)
    Investment securities held to maturity .............     (1,113)    (21,751)
   (Increase) decrease in loans ........................    (11,540)        585
  Gross proceeds from sale of loans ....................      1,082         370
  Capital expenditures .................................       (311)       (263)
  Sale of fixed assets and other property owned ........        115         400
  (Increase) decrease in federal funds sold ............     (7,550)        700
                                                           --------    --------
Net cash used in investing activities ..................    (19,339)     (1,139)

Cash flows from financing activities:
  Decrease in deposits, net ............................     (5,646)     (3,099)
  Increase in short-term borrowings, net ...............     12,274       1,692
  Net change in other interest bearing liabilities .....        (53)        (49)
  Dividends paid .......................................     (2,068)     (1,695)
  Tax benefit from preferred stock dividend
     and stock option activity .........................         20          21
  Issuance of common stock .............................      1,030       1,141
  Acquisition of treasury stock ........................     (4,281)       --
                                                           --------    --------
Net cash provided by (used in) financing activities ....      1,276      (1,989)
                                                           ========    ========
Net (decrease) increase in cash and due from banks .....   $(10,652)   $  2,702
                                                           ========    ========
Cash and due from banks at beginning of period .........   $ 40,066    $ 31,938
Cash and due from banks at end of period ...............     29,414      34,640
                                                           ========    ========
Net (decrease) increase in cash and due from banks .....   $(10,652)   $  2,702
                                                           ========    ========
Interest paid ..........................................   $  6,877    $  7,311
Income taxes paid ......................................        298         175

                  OMEGA FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

THREE MONTHS ENDED MARCH 31, 1999 AND 1998

A.   BASIS OF PRESENTATION:

     The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1999 are not necessarily indicative of the results that may be experienced for the year ending December 31, 1999 or any other interim period. For further information, refer to the Consolidated Financial Statements and Footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

     The accompanying Consolidated Financial Statements include Omega Financial Corporation (Omega), a bank holding company, and the combined results of its wholly owned banking and non-banking subsidiaries.

B.   CURRENT AND PENDING ACCOUNTING CHANGES

     STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 133 (SFAS 133) - ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

     In June 1998, the Financial Accounting Standards Board issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities". The statement establishes accounting and reporting standards requiring that every derivative be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS 133 also requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

     This statement is effective for fiscal years beginning after June 15, 1999. Omega plans to adopt this statement during the second quarter of 1999 and expects no material impact on its financial statements upon adoption.

C.   COMMITMENTS AND CONTINGENT LIABILITIES:

     In the ordinary course of business, Omega and its subsidiaries make commitments to extend credit to their customers. At March 31, 1999 and December 31, 1998 standby letters of credit issued and outstanding amounted to $19,258,000 and $18,289,000, respectively. These letters of credit are not reflected in the accompanying financial statements. Management does not anticipate any significant losses as a result of these transactions.

     At March 31, 1999, the Corporation had $129,143,000 outstanding in unused lines of credit commitments extended to its customers. Of this amount, $37,843,000, or 29.3%, are commitments to consumers for home equity and other lines of credit. The remainder, $91,300,000, are commercial commitments.

D.   EARNINGS PER SHARE DATA:

     Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of shares outstanding for the period. On a diluted basis, both earnings and shares outstanding are adjusted to assume the conversion of all potentially dilutive securities into common stock.

                                          COMPUTATIONS OF EARNINGS PER SHARE
                                       (In thousands, except per share amounts)
                                                      (Unaudited)

                                                Quarter Ended March 31, 1999           Quarter Ended March 31, 1998
                                            -----------------------------------     ----------------------------------
                                              Income      Shares      Per-Share      Income       Shares     Per-Share
                                            Numerator   Denominator    Amount       Numerator   Denominator    Amount
                                            ---------   -----------   ---------     ---------   -----------  ---------
Net income ..............................    $4,479                                   $4,110
Less: Preferred stock dividends .........       (99)                                     (99)
                                             ------                                   ------

BASIC EPS
Income available to common
  shareholders ..........................     4,380        8,954         $0.49         4,011        8,902        $0.45
                                                                         =====                                   =====
EFFECT OF DILUTIVE SECURITIES
Impact of :
  Assumed conversion of preferred
    to common stock .....................                    346                                      346

  Assumed exercises of outstanding
    options .............................                    145                                      207
                                                           -----                                    -----
Preferred stock dividends
  available to common
  shareholders ..........................        99                                       99
Elimination of tax benefit of
  allocated preferred dividends .........       (15)                                     (13)
Additional expense required to
  fund ESOP debt, net of tax impact .....       (15)                                     (24)
                                             -------                                  ------
DILUTED EPS
Income available to common
  shareholders plus assumed
  conversions ...........................    $4,449      9,445           $0.47        $4,073        9,455        $0.43
                                             ======      =====           =====        =======       =====        =====

E.   PENDING TRANSACTIONS:

     In March 1999 Omega entered into an agreement to sell the fixed assets, along with substantially all the loans and deposits of its Danville branch to an unrelated third party. The carrying value of these loans and deposits at March 31, 1999 is $14,845,000 and $14,661,000 respectively. The sale is to be settled during the second quarter of 1999.

                  OMEGA FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------
Investment Considerations

     In analyzing whether to make, or to continue to make, an investment in Omega, investors should consider, among other factors, certain investment considerations more particularly described in "Item 1: Business - Investment Considerations" in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. A copy of this report can be obtained from David N. Thiel, Senior Vice President, Omega Financial Corporation, 366 Walker Drive, State College, Pennsylvania 16801.

     Forward Looking Statements

     The information in this Report on Form 10-Q contains forward looking statements (as such term is defined in the Securities Exchange Act of 1934 and the regulations thereunder), including without limitation, statements as to the future loan and deposit volumes, the allowance and provision for possible loan losses, future interest rates and their effect on Omega's financial condition or results of operations, the classification of Omega's investment portfolio, statements concerning Year 2000 compliance or as to trends or management's beliefs, expectations or opinions and other statements other than historical facts. Such forward looking statements are subject to risks and uncertainties and may be affected by various factors which may cause actual results to differ materially from those in the forward looking statements. In addition to the factors discussed in this report, certain risks, uncertainties and other factors, including without limitation, risks arising from economic conditions and related uncertainties, changes in interest rates, federal and state regulation, competition, the adequacy of the allowance and provision for loan losses, and Year 2000 compliance are discussed in this Report on Form 10-Q, the Corporation's 1998 Annual Report or in Omega's Annual Report on Form 10-K for the year ended December 31, 1998. Copies of these reports may be obtained from Omega upon request and without charge (except for the exhibits thereto) as described above.

--------------------------------------------------------------------------------

1.   Comparison of the Three Months Ended March 31, 1999 and 1998

                                   OPERATIONS

     Three months ended March 31, 1999 and 1998

     The first quarter's income before income taxes increased $465,000, or 7.9%, when compared to the same period in 1998. A $430,000 payment of interest on a large non-accrual loan in January 1999 was primarily responsible for the increase. This was part of the settlement and total satisfaction of a loan that had been in non-accrual status since April 1997. Service fee income increased by $179,000, or 12.1%, offset by decreases in securities gains and higher personnel costs.

     After the income tax provision (which increased by $96,000, or 5.4% compared to the same period in 1998) was deducted from earnings, net income improved $369,000, or 9.0%, over the first quarter of 1998. The effective tax rate for the first quarter of 1999 was 29.6%, compared to 30.3% in the first quarter of 1998.

     Following are selected key ratios for the period:

                                                             Three Months Ended
                                                                  March 31,
                                                             -------------------
                                                              1999         1998
                                                             ------       ------

     Return on average assets (annualized)...............     1.71%        1.63%
     Return on average equity (annualized)...............    11.50        11.35
     Dividend payout ratio (common)......................    43.96        39.10
     Average equity to average assets....................    14.83        14.34

                               NET INTEREST INCOME

     Three months ended March 31, 1999 and 1998

     The net interest margin, at 4.94% for the first quarter of 1999, was 9 basis points higher than the first quarter of 1998, with a $41,344,000 or 4.3% increase in average earning assets resulting in a 6.5% increase in net interest income. Of the 9 basis point increase in net interest margin, 4 basis points is attributed to the $430,000 collection of previously unaccrued interest as discussed in the previous secion.

     Following are key net interest margin ratios (annualized):

                                                    Three Months Ended
                                                         March 31,
                                                   --------------------
                                                   1999           1998
                                                   ----           -----
     Yield on average earning assets.........      7.69%          7.91%
     Cost to fund earning assets.............      2.75           3.06
     Net interest margin.....................      4.94           4.85
     Net interest margin -- tax equivalent...      5.19           5.03


     At March 31, 1999, Omega had $387,131,000 of earning assets scheduled to reprice over the next twelve months as compared to $443,795,000 in interest bearing liabilities, resulting in a negative gap of $56,664,000, or 5.4% of total assets. In order to predict net interest income at risk over the next twelve months based on hypothetical rate movements, a rate shock simulation was performed on the balance sheet. In the event that interest rates would decrease immediately by 100 basis points, results of the rate shock simulation indicate that Omega's net interest income over the next twelve months would decrease by approximately 1.5%, or $694,000. Conversely, the results of a rate shock simulation of an immediate 100 basis point increase in interest rates indicates an increase in net interest income of approximately $702,000, or 1.5% over a twelve-month period. These simulations assume no volume or mix changes in the balance sheet.

                            OTHER INCOME AND EXPENSE

     Three months ended March 31, 1999 and 1998

     Total other income increased $38,000, or 1.5% in the first quarter of 1999 as compared to the same period in 1998. Excluding gains on sales of assets which was $147,000 less in the first quarter of 1999 than in the first quarter of 1998, other income increased by $185,000, or 8.3%. Trust fees remained flat while service fee income grew $179,000, or 12.1%. New fee structures on deposits and ATMs were put into place during 1998 which are driving the improvement in service fees.

     As a percentage of average assets, annualized other income net of security gains and losses was .92% for the first quarter of 1999 as compared to .91% in 1998.

     Other expenses were $300,000, or 3.8% higher for the first quarter of 1999 than for the same period in 1998. Salaries and employee benefits were $189,000, or 4.3% higher in 1999 than in 1998. All other expenses increased by a total of $111,000, or 3.1%.

     As a percentage of average assets, annualized expenses for the quarters ended March 31, 1999 and 1998 were 3.15%.

2.   Investment Securities

     Management of the investment portfolio entails evaluation and realignment of the size and mix of the portfolio in order to balance various characteristics of the balance sheet, including asset quality, liquidity, yield relationships, maturity and tax planning. The following schedule details characteristics of the investment portfolio as of March 31, 1999 and December 31, 1998.

                                                       Securities Classified as Available for Sale
                                                      --------------------------------------------
                                                                    Gross      Gross     Estimated
                                                      Amortized  Unrealized  Unrealized    Market
March 31, 1999                                            Cost      Gains      Losses      Value
--------------                                        ---------  ----------  ----------  ---------
U.S. Treasury securities and
    obligations of other U.S. Government
    agencies and corporations .....................   $ 55,802   $    172   $    (75)   $ 55,899
Obligations of state and
    political subdivisions ........................     75,838      1,069        (58)     76,849
Equity securities .................................      6,141      5,851       (154)     11,838
                                                      --------   --------   --------    --------
Total .............................................   $137,781   $  7,092   $   (287)   $144,586
                                                      ========   ========   ========    ========


                                                       Securities Classified as Held to Maturity
                                                      --------------------------------------------
                                                                    Gross      Gross     Estimated
                                                      Amortized  Unrealized  Unrealized    Market
March 31, 1999                                            Cost      Gains      Losses      Value
--------------                                        ---------  ----------  ----------  ---------
U.S. Treasury securities and
    obligations of other U.S. Government
    agencies and corporations .....................   $ 25,485   $    182   $    (17)   $ 25,650
Obligations of state and
    political subdivisions ........................      4,982         97       --         5,079
Corporate securities ..............................     50,747        355       (108)     50,994
Mortgage backed securities ........................     21,458        157        (14)     21,601
Investment in low-income housing ..................        538       --         --           538
Equity securities (non-marketable) ................      4,208       --         --         4,208
                                                      --------   --------   --------    --------
Total .............................................   $107,418   $    791   $   (139)   $108,070
                                                      ========   ========   ========    --------


                                                      Securities Classified as Available for Sale
                                                      --------------------------------------------
                                                                    Gross      Gross     Estimated
                                                      Amortized  Unrealized  Unrealized    Market
December 31, 1998                                        Cost      Gains      Losses      Value
-----------------                                     ---------  ----------  ----------  ---------
U.S. Treasury securities and
    obligations of other U.S. Government
    agencies and corporations .....................   $ 58,207   $    294   $    (16)   $ 58,485
Obligations of state and
    political subdivisions ........................     73,331      1,233        (51)     74,513
Equity securities .................................      5,773      5,812        (32)     11,553
                                                      --------   --------   --------    --------
Total .............................................   $137,311   $  7,339   $    (99)   $144,551
                                                      ========   ========   ========    --------


                                                       Securities Classified as Held to Maturity
                                                      --------------------------------------------
                                                                    Gross      Gross     Estimated
                                                      Amortized  Unrealized  Unrealized    Market
December 31, 1998                                        Cost      Gains      Losses      Value
-----------------                                     ---------  ----------  ----------  ---------
U.S. Treasury securities and
    obligations of other U.S. Government
    agencies and corporations .....................   $ 26,491   $    284   $    (10)   $ 26,765
Obligations of state and
    political subdivisions ........................      4,984        178       --         5,162
Corporate securities ..............................     53,051        528        (19)     53,560
Mortgage backed securities ........................     27,554        175        (11)     27,718
Investment in low-income housing ..................        541       --         --           541
Equity securities (non-marketable) ................      4,208       --         --         4,208
                                                      --------   --------   --------    --------
Total .............................................   $116,829   $  1,165   $    (40)   $117,954
                                                      ========   ========   ========    --------

     Total investment securities as a percentage of total assets at March 31, 1999 and December 31, 1998 were 23.6% and 24.6%, respectively. Securities maturing or repricing in one year or less comprised 32.6% of the total investment securities of $252,004,000 as of March 31, 1999, as compared to 29.3% of total investment securities of $261,380,000 as of December 31, 1998. There was $215,000 in investments in instruments of foreign countries on March 31, 1999.

3.   Interest Bearing Deposits with Other Financial Institutions

     As of March 31, 1999, Omega had $11,608,000 in interest bearing deposits with other financial institutions. There were no investments in instruments issued by U.S. branches of banks of foreign countries or deposits in banks of foreign countries included in the March 31, 1999 Consolidated Balance Sheet.

4.   Loans

     Net loans in the first three months of 1999 increased by $10,088,000, or 1.4% from the balance at December 31, 1998, bringing the total to $721,283,000 at March 31, 1999. The commercial loan portfolio has been responsible for the increase, while consumer loans outstanding have declined.

     Changes in the allowance for loan losses for the three months ended March 31, 1999 and 1998 were as follows (in thousands):

                                                         1999           1998
                                                       -------        -------
     Balance at January 1 .......................      $11,772        $11,793
     Charge-offs ................................         (174)          (232)
     Recoveries .................................           36            175
                                                       -------        -------
         Net charge-offs ........................         (138)           (57)
     Provision for loan losses ..................          265            242
                                                       -------        -------
     Balance at March 31 ........................      $11,899        $11,978
                                                       =======        =======

     Management believes that the allowance for loan losses is adequate, based upon its analysis of the loans, current economic conditions and certain risk characteristics of the loan portfolio. This determination is made through a structured review of impaired loans, non-performing loans and certain performing loans designated as potential problems. The allowance for loan losses at March 31, 1999 and 1998 represented 1.62% and 1.73%, respectively, of the total loans outstanding, net of unearned interest.

     Set forth below is an analysis of Omega's non-performing loans as of March 31, 1999 as compared to December 31, 1998.

                              NON-PERFORMING LOANS
                                 (In thousands)

                                                    March 31,    December 31,
                                                      1999           1998
                                                    ---------    ------------
     Non-accrual loans.............................  $2,335         $5,627
     Accruing loans past due 90 days or more.......   1,276            682
     Restructured loans............................     227            213
                                                     ------         ------
     Total non-performing loans....................  $3,838         $6,522
                                                     ======         ======
     Non-performing loans as percent of allowance..    32.3%          54.4%

     The decrease in non-performing loans from December 31, 1998 to March 31, 1999 is primarily due to the full payoff of one large commercial loan, eliminating it from the non-accrual category.

5.   Deposits and Other Sources of Funds

     Deposits provide the primary source of funding for loans and investment securities. As of March 31, 1999, total deposits decreased by $5,646,000 or 0.6%, as compared to December 31, 1998. Interest bearing deposits have increased by $1,823,000,offset by a $7,469,000 decrease in non-interest bearing accounts. For additional funding, short term borrowings have been increased by $12,274,000. Of this amount, $10,000,000 was used to fund one specific short-term commercial loan.

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

                                                                             Minimum Requirement             Minimum Regulatory
                                                                                 for Capital                 Requirements to be
                                                      Actual                  Adequacy Purposes              "Well Capitalized"
                                             -----------------------       ------------------------       -----------------------
                                              Amount          Ratio         Amount           Ratio         Amount          Ratio
                                             --------        -------       --------         -------       --------        -------
OMEGA FINANCIAL CORPORATION
As of March 31, 1999:
    Total Capital ........................    157,509          21.7%        $58,201            8.0%        $72,751          10.0%
        (to Risk Weighted Assets)
    Tier I Capital .......................    148,376          20.4%         29,100            4.0%         43,650           6.0%
        (to Risk Weighted Assets)
    Tier I Capital .......................    148,376          14.1%         41,986            4.0%         52,483           5.0%
        (to Average Assets)

As of December 31, 1998:
    Total Capital ........................    158,160          22.1%        $57,334            8.0%        $71,668          10.0%
        (to Risk Weighted Assets)
    Tier I Capital .......................    149,162          20.8%         28,667            4.0%         43,001           6.0%
        (to Risk Weighted Assets)
    Tier I Capital .......................    149,162          14.5%         41,067            4.0%         51,334           5.0%
        (to Average Assets)

OMEGA BANK
As of March 31, 1999:
    Total Capital ........................     81,502          19.7%        $33,065            8.0%        $41,331          10.0%
        (to Risk Weighted Assets)
    Tier I Capital .......................     76,334          18.5%         16,532            4.0%         24,798           6.0%
        (to Risk Weighted Assets)
    Tier I Capital .......................     76,334          13.1%         23,334            4.0%         29,167           5.0%
        (to Average Assets)

As of December 31, 1998:
    Total Capital ........................     80,438          19.9%        $32,333            8.0%        $40,416          10.0%
        (to Risk Weighted Assets)
    Tier I Capital .......................     75,385          18.7%         16,166            4.0%         24,250           6.0%
        (to Risk Weighted Assets)
    Tier I Capital .......................     75,385          13.2%         22,798            4.0%         28,498           5.0%
        (to Average Assets)

HOLLIDAYSBURG TRUST COMPANY
As of March 31, 1999:
    Total Capital ........................     32,804          17.9%        $14,641            8.0%        $18,302          10.0%
        (to Risk Weighted Assets)
    Tier I Capital .......................     32,804          17.9%          7,321            4.0%         10,981           6.0%
        (to Risk Weighted Assets)
    Tier I Capital .......................     32,804          12.5%         10,458            4.0%         13,073           5.0%
        (to Average Assets)

As of December 31, 1998:
    Total Capital ........................     34,168          18.9%        $14,478            8.0%        $18,098          10.0%
        (to Risk Weighted Assets)
    Tier I Capital .......................     31,893          17.6%          7,239            4.0%         10,859           6.0%
        (to Risk Weighted Assets)
    Tier I Capital .......................     31,893          12.5%         10,206            4.0%         12,757           5.0%
        (to Average Assets)

PENN CENTRAL NATIONAL BANK
As of March 31, 1999:
    Total Capital ........................     25,358          22.6%         $8,963            8.0%        $11,203          10.0%
        (to Risk Weighted Assets)
    Tier I Capital .......................     23,935          21.4%          4,481            4.0%          6,722           6.0%
        (to Risk Weighted Assets)
    Tier I Capital .......................     23,935          13.1%          7,298            4.0%          9,122           5.0%
        (to Average Assets)

As of December 31, 1998:
    Total Capital ........................     25,169          22.8%         $8,837            8.0%        $11,046          10.0%
        (to Risk Weighted Assets)
    Tier I Capital .......................     23,764          21.5%          4,418            4.0%          6,628           6.0%
        (to Risk Weighted Assets)
    Tier I Capital .......................     23,764          13.0%          7,297            4.0%          9,121           5.0%

     Pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), the FDIC has issued a rule which sets the capital level for each of the five capital categories established in FDICIA. As required by FDICIA, the regulations specify the levels at which an insured institution would be considered "well capitalized", "adequately capitalized", "undercapitalized", "significantly undercapitalized", or "critically undercapitalized". At March 31, 1999, Omega and each of its banking subsidiaries met the regulatory definition of a "well capitalized" financial institution, i.e., a leverage ratio exceeding 5%, Tier 1 capital exceeding 6% and total capital exceeding 10%.

7.   Shares Repurchase Program

     During the first quarter of 1999, Omega announced a board-approved share repurchase program. Omega is authorized to buy back up to 5% of its common stock over a twelve-month period. The program may be discontinued at any time. On February 22, when the repurchase program was initiated, there were 8,959,319 common shares outstanding, with 447,966 shares eligible to be repurchased through this program. As of March 31, 1999, 121,220 shares had been repurchased under this program, representing 27% of the approved level.

8.   Year 2000 Compliance

     The Year 2000 (Y2K) problem is a source of concern worldwide for businesses that rely upon computer and software systems. Many software programs record dates as six digit fields, eliminating the first two digits of the year. When the Year 2000 arrives, it is possible that these systems will recognize it as the year 1900, creating failures in systems. The effects could be far reaching. It is important for every company to assess and address potential problems prior to the event. Management is currently in the process of evaluating Omega's readiness to address the Y2K problem. An in-depth analysis of the Information Technology (IT) infrastructure as well as its non-IT systems that include embedded technology is necessary to assess the extent of risk.

     In 1997, a committee was formed to:

          1. Identify all of the date-dependent systems at Omega that could be impacted by the Y2K issue. In addition, the committee was charged with analyzing the impact of the Y2K issue on key customers and vendors

          2. Test all internal information systems and obtain certifications of compliance from all external information service providers

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

     The committee has developed a plan to analyze the readiness of all internal software. A testing site was developed where PC software could be loaded and tested via prescribed test scripts for performance as dates were modified. (Certain key dates have been recommended for testing by the Corporation's regulators). As of March 31, 1999, 95% of the critical PC software applications have been tested with the remainder to be tested over the next three months.

     Major internal system processing software such as Items Processing, which is critical to our business, has been tested at the Company's "Hot Site", where backup hardware and software are maintained for continued operations in any crisis. This software (and most related hardware) has been found to be reliable when tested for all critical dates. As a result of testing thus far, one major hardware item will be replaced later in 1999.

     All external software service providers have been contacted and have been asked to provide certification and validation that their systems have been thoroughly tested and are Y2K compliant. If the provider is not currently Y2K compliant we have requested a timetable of planned system upgrades to achieve required compliance. All critical vendors have indicated that they are addressing their Y2K issues, and in most cases, had their testing completed by December 31, 1998. Omega's testing with all critical outside vendors was substantially completed by March 31, 1999.

     Most of the processing of Omega's core financial services are out-sourced. Omega's primary information service provider processes all application systems, as well as the company's general ledger, and is the source of all data inquiry and the data warehouse function. This service is absolutely critical to Omega's operation. The provider has completed all testing except internal and external interfaces. Proxy testing with this provider's bank clients will continue to be conducted through the second quarter of 1999. Since this provider is a large servicing operation, it has many other financial institutions as clients. These clients have come together as a group to finance a third party review of their entire Y2K process, including testing and remediation. This independent third party will issue quarterly reports to the clients through the end of 1999.

     Omega has also taken steps to ensure that internal hardware is Y2K compliant. As of March 31, 1999, all PCs had been tested, with 298 or 61% passing all Y2K tests, 175 or 36% requiring a manual date change on January 1, 2000, and 16 or 3% failing at least one test. All failed PCs are being systematically upgraded or replaced first in Omega's ongoing PC upgrade process in 1999. All other IT hardware (check sorters and printers) have been tested in conjunction with various software or items processing testing and have proven to function while using dates into the Year 2000.

     Non IT systems that are micro-chip driven are also used throughout Omega. These include such items as proof machines, HVAC, vaults, security systems, elevators, telephones and fax machines, and ATM's. All of these vendors have been contacted. We have been assured that our vaults, elevators and ATM's are Y2K compliant. As of March 31, 1999, the control system for the HVAC system at the Administration Center has been tested and found to be compliant and steps have been taken to install a system of manual controls as a contingency. Proof machines (equipment that micr-encodes all documents to prepare for processing) have already been upgraded for Y2K compliance.

     Omega's financial results are dependent upon the solvency of its customer base; their ability to repay loans and maintain deposits. Therefore, a process has begun in which business customers with existing levels of aggregate loans in excess of a designated amount are contacted, reviewed, and rated as to credit risk. 74% of the credit relationships reviewed were deemed to be low risk, as these borrowers are aware of the potential problems with Y2K and are taking steps to analyze and correct any deficiencies. The remaining 26% of the credit relationships reviewed were deemed to be moderate risk. Management will continue to closely monitor their compliance activity on an ongoing basis. Since June 1998, all business loan applicants have been asked to demonstrate Y2K compliance as a requirement for loan approval.

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

     Costs to address Omega's Y2K issues are being expensed as incurred and have been insignificant through March 31, 1999. The current projections of costs to complete the Y2K remediation are estimated to be approximately $750,000. Included in this estimate is the amount of $175,000, which will be capitalized for replacement of major hardware. The remaining costs (currently projected at $575,000 will be expensed as incurred over the next nine months. The source of funds will come from Omega's IT budget. These expenditures are not expected to be material to the financial condition or results of operations of Omega.

     Omega is currently in the process of developing business resumption contingency plans in preparation for dealing with any critical issues, which fail in spite of all testing. These plans should be substantially complete by the end of the second quarter of 1999.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Omega is impacted by market risks, and has procedures in place to evaluate and mitigate these risks. These market risks and Omega's procedures are described in the Management's Discussion and Analysis section of the 1998 Annual Report to Shareholders. There have been no material changes in the market risks that impact Omega or their procedures relative to these risks, since December 31, 1998.

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


                                          OMEGA FINANCIAL CORPORATION
                                            (Registrant)


                                          By:
-------------------------                     ----------------------------------
         Date                                 David B. Lee
                                              Chairman and
                                              Chief Executive Officer


-------------------------                     ----------------------------------
         Date                                 JoAnn N. McMinn
                                              Senior Vice President and
                                              Controller
                                              (Principal Accounting Officer)