Form 10-Q
period 1999-06-30
OMEGA FINANCIAL CORP /PA/
filed 1999-08-11
CIK 705671

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON DC 20549

                                    FORM 10-Q

(Mark One)

  [X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

                                       or

 [ ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ______________ to ______________

                           Commission File No. 0-13599

            Omega Financial Corporation
------------------------------------------------------
(Exact name of registrant as specified in its charter)

              Pennsylvania                              25-1420888
------------------------------------         ---------------------------------
   (State or other jurisdiction               (IRS Employer Identification No.)
 or incorporation of organization)

        366 Walker Drive
   State College, Pennsylvania                            16801
----------------------------------------     -----------------------------------
(Address of principal executive offices)               (Zip Code)

                                                    (814) 231-7680
                                             -----------------------------------
                                               Registrant's Telephone Number,
                                                    Including Area Code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was requested to file such reports), and (2) has been subject to such filing requirements for the past sixty days. Yes __X__ No ____

          The number of shares outstanding of each of the Registrant's classes of common stock as of August 10, 1999:

                Common Stock, $5.00 par value -- 8,784,113 shares

================================================================================

PART I.  Financial Information
Item 1.  Financial Statements

                  OMEGA FINANCIAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)


                                                                                 June 30,      December 31,
ASSETS                                                                             1999          1998
                                                                                ----------    -------------
Cash and due from banks ....................................................   $    36,262    $    40,066

Interest bearing deposits with other banks .................................         7,679          1,455
Federal funds sold .........................................................        34,550         18,350
Commercial paper ...........................................................         4,901           --

Investment securities held to maturity (Market value:
   $4,957 and $117,954, respectively) ......................................         4,957        116,829
Investment securities available for sale ...................................       278,419        144,551

Total loans ................................................................       691,442        723,485
  Less: Unearned discount ..................................................          (375)          (518)
        Allowance for loan losses ..........................................       (11,676)       (11,772)
                                                                               -----------    -----------
Net loans ..................................................................       679,391        711,195

Premises and equipment, net ................................................        15,412         16,816
Other assets ...............................................................        12,594         13,442
                                                                               -----------    -----------
TOTAL ASSETS ...............................................................   $ 1,074,165    $ 1,062,704
                                                                               ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
  Non-interest bearing .....................................................   $   123,060    $   132,291
  Interest bearing .........................................................       742,977        738,369
                                                                               -----------    -----------
Total deposits .............................................................       866,037        870,660

Short-term borrowings ......................................................        28,835         17,638
Other liabilities ..........................................................        16,624         11,004
ESOP debt ..................................................................         3,726          3,837
Long-term debt .............................................................         7,000          5,000
Other interest bearing liabilities .........................................           546            585
                                                                               -----------    -----------
TOTAL LIABILITIES ..........................................................       922,768        908,724

Preferred stock, par value $5.00 per share:
  Authorized - 5,000,000 shares;
  Issued and outstanding -
    219,781 shares Series A Convertible ....................................         5,000          5,000
Unearned compensation related to ESOP debt .................................        (2,752)        (2,875)
Common stock, par value $5.00 per share:
  Authorized - 25,000,000 shares
  Issued -
    9,252,804 shares at June 30, 1999; 9,137,270 shares at December 31, 1998
  Outstanding -
    8,817,886 shares at June 30, 1999;
    8,960,197 shares at December 31, 1998 ..................................        46,264         45,686
Capital surplus ............................................................         4,716          3,209
Retained earnings ..........................................................       109,650        104,285
Accumulated other comprehensive income .....................................         3,229          4,713
Cost of common stock in treasury
    434,918 shares at June 30, 1999;
    177,073 shares at December 31, 1998 ....................................       (14,710)        (6,038)
                                                                               -----------    -----------
TOTAL SHAREHOLDERS' EQUITY .................................................       151,397        153,980
                                                                               -----------    -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY .................................   $ 1,074,165    $ 1,062,704
                                                                               ===========    ===========

                  OMEGA FINANCIAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                        (In thousands, except share data)


                                                                Three Months Ended             Six Months Ended
                                                                     June 30,                       June 30,
                                                            ---------------------------   ----------------------------
                                                                1999          1998            1999           1998
                                                            ------------- -------------   -------------- -------------
INTEREST INCOME:
Interest and fees on loans ..............................      $14,584       $15,061        $29,932       $29,989
Interest and dividends on investment securities .........        3,447         3,624          6,900         7,034
Other interest income ...................................          475           272            680           629
                                                               -------       -------        -------       -------
TOTAL INTEREST INCOME ...................................       18,506        18,957         37,512        37,652
INTEREST EXPENSE:
Interest on deposits ....................................        6,561         6,975         13,048        13,939
Interest on short-term borrowings .......................          285           215            473           429
Interest on long-term debt and
  other interest bearing liabilities ....................           72             7            142            13
                                                               -------       -------        -------       -------
TOTAL INTEREST EXPENSE ..................................        6,918         7,197         13,663        14,381
                                                               -------       -------        -------       -------
NET INTEREST INCOME .....................................       11,588        11,760         23,849        23,271
Provision for loan losses ...............................          340           243            605           485
                                                               -------       -------        -------       -------
INCOME FROM CREDIT ACTIVITIES ...........................       11,248        11,517         23,244        22,786
OTHER INCOME:
Service fees ............................................        1,828         1,555          3,486         3,034
Trust fees ..............................................          767           718          1,526         1,471
Gain on sale of loans and other assets ..................        1,509            36          1,511            97
Investment securities gains and losses, net:
  Investment securities held to maturity
  Investment securities available for sale ..............          (97)          381            104           670
                                                               -------       -------        -------       -------
TOTAL OTHER INCOME ......................................        4,007         2,690          6,627         5,272
OTHER EXPENSE:
Salaries and employee benefits ..........................        4,634         4,513          9,248         8,938
Net occupancy expense ...................................          555           539          1,142         1,112
Equipment expense .......................................          546           521          1,060         1,032
Data processing service .................................          390           395            771           797
Other ...................................................        2,221         2,085          4,382         4,131
                                                               -------       -------        -------       -------
TOTAL OTHER EXPENSE .....................................        8,346         8,053         16,603        16,010
                                                               -------       -------        -------       -------
Income before taxes .....................................        6,909         6,154         13,268        12,048
Income tax expense ......................................        1,969         1,903          3,849         3,687
                                                               -------       -------        -------       -------
NET INCOME ..............................................      $ 4,940       $ 4,251        $ 9,419       $ 8,361
                                                               =======       =======        =======       =======
NET INCOME PER COMMON SHARE:
  Basic .................................................     $   0.55         $0.46       $   1.04      $   0.91
  Diluted ...............................................     $   0.53         $0.44       $   1.00      $   0.87
WEIGHTED AVERAGE SHARES AND EQUIVALENTS:
  Basic .................................................    8,840,120     8,950,064      8,896,632     8,926,222
  Diluted ...............................................    9,342,334     9,504,596      9,411,412     9,477,776


                             OMEGA FINANCIAL CORPORATION AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (In thousands)


                                                                       Six Months Ended
                                                                          June 30,
                                                                  ---------------------------
                                                                     1999           1998
                                                                  ------------   ------------
Cash flows from operating activities:
  Net income ..................................................   $  9,419    $  8,361
  Adjustments to reconcile net income to
       net cash provided by operating activities:
    Depreciation and amortization .............................      1,174       1,259
    Provision for loan losses .................................        605         485
    Gain on sale of investment securities .....................       (104)       (670)
    Gain on sale of fixed assets
       and other property owned ...............................         (2)        (52)
    Gain on sale of loans .....................................        (99)        (48)
    Gain on sale of branch ....................................     (1,410)       --
    Increase in deferred tax asset ............................       (355)       (170)
    Decrease (Increase) in interest receivable and other
     assets ...................................................      1,758        (856)
    Decrease in interest payable ..............................        (75)       (301)
    Decrease in taxes payable .................................       (402)        (91)
    Amortization of deferred net loan fees ....................        224         169
    Deferral of net loan (costs) fees .........................       (282)        236
    Increase in accounts payable
       and accrued expenses ...................................      6,038       3,109
                                                                  --------    --------
      Total adjustments .......................................      7,070       3,070
                                                                  --------    --------
Net cash provided by operating activities .....................     16,489      11,431

Cash flows from investing activities:
 Proceeds from the sale or maturity of:
    Interest bearing deposits with other banks ................     17,340         891
    Investment  securities available for sale .................     29,520      40,176
    Investment  securities held to maturity ...................     10,486      20,164
  Purchase of:
    Interest bearing deposits with other banks ................    (23,564)       (968)
    Commercial paper ..........................................     (4,856)       --
    Investment securities held to maturity ....................     (1,212)    (30,121)
    Investment securities available for sale ..................    (63,205)    (38,377)
  Increase  in loans ..........................................     (4,303)     (6,869)
  Gross proceeds from sale of loans ...........................     22,725         703
  Proceeds from sale of branch ................................      1,000        --
  Capital expenditures ........................................       (546)       (580)
  Sale of fixed assets and other property owned ...............        164         669
  Increase in federal funds sold ..............................    (16,200)     (1,150)
                                                                  --------    --------
Net cash used in investing activities .........................    (32,651)    (15,462)

Cash flows from financing activities:
  Increase in deposits, net ...................................      9,699       9,164
  Increase in short-term borrowings, net ......................     11,197       1,057
  Issuance of long-term debt ..................................      2,000        --
  Net change in other interest bearing liabilities ............        (39)        (43)
  Dividends paid ..............................................     (4,141)     (3,401)
  Tax benefit from preferred stock dividend
     and stock option activity ................................        229         288
  Issuance of common stock ....................................      2,085       1,442
  Acquisition of treasury stock ...............................     (8,672)       --
                                                                  --------    --------
Net cash provided by financing activities .....................     12,358       8,507
                                                                  --------    --------
Net (decrease) increase in cash and due from banks ............   $ (3,804)   $  4,476
                                                                  --------    --------
Cash and due from banks at beginning of period ................   $ 40,066    $ 31,938
Cash and due from banks at end of period ......................     36,262      36,414
                                                                  --------    --------
Net (decrease) increase in cash and due from banks ............   $ (3,804)   $  4,476
                                                                  ========    ========

Interest paid .................................................   $ 13,738    $ 14,682
Income taxes paid .............................................      4,090       3,650


                  OMEGA FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
SIX AND THREE MONTHS ENDED JUNE 30, 1999 AND 1998

A.    Basis of presentation:

      The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the six months and three months ended June 30, 1999 are not necessarily indicative of the results that may be experienced for the year ending December 31, 1999 or any other interim period. For further information, refer to the Consolidated Financial Statements and Footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

      The accompanying Consolidated Financial Statements include Omega Financial Corporation (Omega), a bank holding company, and the combined results of its wholly owned banking and non-banking subsidiaries.

B.    Current and Pending Accounting Changes

      Statement of Financial Accounting Standards No. 133 (SFAS 133) - Accounting for Derivative Instruments and Hedging Activities

      In June 1998, the Financial Accounting Standards Board issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." The statement establishes accounting and reporting standards requiring that every derivative be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

      SFAS 133 is effective for fiscal years beginning after June 15, 2000 with earlier adoption permitted. Upon adoption, SFAS 133 also allows an institution to perform a one-time reclassification of securities from the held to maturity portfolio into the available for sale or trading portfolios without calling into question the intent of the company to hold the remaining securities in the held to maturity category to maturity.

      Omega adopted SFAS 133 on April 1, 1999. At the date of adoption, Omega transferred investment securities with a cost basis of $102,672,000 from the held to maturity to the available for sale portfolio. As a result of this transfer, Omega realized an increase in accumulated other comprehensive income of $425,000, which is reflected in the cumulative effect of a change in accounting principle. See Note D. There was no other impact on the financial statements of Omega, as Omega does not hold any instruments that meet the definition of a derivative under SFAS 133.

C.    Commitments and Contingent Liabilities:

      In the ordinary course of business, Omega and its subsidiaries make commitments to extend credit to their customers. At June 30, 1999 and December 31, 1998 standby letters of credit issued and outstanding amounted to $17,877,000 and $18,289,000, respectively. These letters of credit are not reflected in the accompanying financial statements. Management does not anticipate any significant losses as a result of these transactions.

    At June 30, 1999, the Corporation had $137,553,000 outstanding in unused lines of credit commitments extended to its customers. Of this amount, $38,298,000, or 27.8%, are commitments to consumers for home equity and other lines of credit. The remainder, $99,255,000, are commercial commitments.

D.  Comprehensive Income:

    Components of other comprehensive income (loss) consist of the following:


                                                                     Six Months ended June 30, 1999
                                                              -----------------------------------------------
                                                               Before        Tax (Expense)
                                                                Tax              or                Net-of-Tax
                                                               Amount         Benefit               Amount
                                                             ---------     ------------------     ------------
Unrealized gains on available for sale securities:
Unrealized holding gains (losses) arising during the period   $(2,938)           $ 1,029            $(1,909)
Cumulative effect of change in accounting principle .......   $   653            $  (228)           $   425
                                                              =======            =======            =======
Other comprehensive income (loss) .........................   $(2,285)           $   801            $(1,484)
                                                              =======            =======            =======



E. Earnings Per Share Data:

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

                       Computations of Earnings per Share
                    (In thousands, except per share amounts)
                                   (Unaudited)



                                                  Six Months Ended June 30, 1999         Six Months Ended June 30, 1998
                                                ------------------------------------   ------------------------------------
                                                 Income       Shares      Per-Share     Income       Shares      Per-Share
                                                Numerator   Denominator     Amount     Numerator   Denominator     Amount
                                                ---------   -----------   ----------   ---------   -----------   ----------
Net income ................................     $9,419                                    $8,361
Less: Preferred stock dividends ...........       (198)                                     (198)

BASIC EPS
Income available to common
    shareholders ..........................      9,221        8,897         $ 1.04         8,163      8,926         $0.91


EFFECT OF DILUTIVE SECURITIES
Impact of:
   Assumed conversion of preferred
      to common stock .....................                     346                                     346
   Assumed exercises of outstanding
      options .............................                     168                                     205
Preferred stock dividends
  available to common
  shareholders ............................        198                                       198
Elimination of tax benefit of
  allocated preferred dividends ...........        (29)                                      (26)
Additional expense required to fund
  ESOP debt, net of tax impact ............        (25)                                      (43)

DILUTED EPS
Income available to common
  shareholders plus assumed
  conversions .............................     $9,365        9,411         $ 1.00        $8,292      9,477         $0.87



                                                  Three Months Ended June 30, 1999        Three Months Ended June 30, 1998
                                                ------------------------------------     -----------------------------------
                                                 Income       Shares       Per-Share      Income      Shares      Per-Share
                                                Numerator   Denominator     Amount       Numerator  Denominator    Amount
                                                ---------   -----------    ---------     ---------  -----------   ----------
Net income                                      $4,941                                    $4,251
Less: Preferred stock dividends ...........        (99)                                      (99)


BASIC EPS
Income available to common
    shareholders ..........................      4,842        8,840       $ 0.55           4,152      8,950         $0.46


EFFECT OF DILUTIVE SECURITIES
Impact of:
   Assumed conversion of preferred
    to common stock .......................                     346                                     346
   Assumed exercises of outstanding
    options ...............................                     156                                     208
Preferred stock dividends
    available to common
    shareholders ..........................         99                                        99

Elimination of tax benefit of
    allocated preferred dividends .........        (15)                                      (13)

Additional expense required to fund
    ESOP debt, net of tax impact ..........        (10)                                      (19)


DILUTED EPS
Income available to common
     shareholders plus assumed
     conversions .........................      $4,916        9,342       $ 0.53          $4,219      9,504         $0.44



                  OMEGA FINANCIAL CORPORATION AND SUBSIDIARIES

================================================================================

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

Forward Looking Statements

The information in this Report on Form 10-Q contains forward looking statements (as such term is defined in the Securities Exchange Act of 1934 and the regulations thereunder), including without limitation, statements as to the future loan and deposit volumes, the allowance and provision for possible loan losses, future interest rates and their effect on Omega's financial condition or results of operations, the classification of Omega's investment portfolio, statements concerning Year 2000 compliance or as to trends or management's beliefs, expectations or opinions and other statements other than historical facts. Such forward looking statements are subject to risks and uncertainties and may be affected by various factors which may cause actual results to differ materially from those in the forward looking statements. In addition to the factors discussed in this report, certain risks, uncertainties and other factors, including without limitation, risks arising from economic conditions and related uncertainties, changes in interest rates, federal and state regulation, competition, the adequacy of the allowance and provision for loan losses, and Year 2000 compliance are discussed in this Report on Form 10-Q, Omega's 1998 Annual Report or in Omega's Annual Report on Form 10-K for the year ended December 31, 1998. Copies of these reports may be obtained from Omega upon request and without charge (except for the exhibits thereto) as described above.

--------------------------------------------------------------------------------

1. Comparison of the Six and Three Months Ended June 30, 1999 and 1998

                               Operations Overview
                               -------------------

A. Six months ended June 1999 and 1998

For the first six months of 1999, income before taxes increased by $1,220,000, or 10.1%, compared to the same period in 1998. Income from credit activities increased $458,000, or 2.0%. Non-interest income increased $1,355,000 or 25.7% while non-interest expense increased $593,000, or 3.7%. Key events that occurred during the first six months of 1999 and 1998 are:

     o The sale of a branch office in June 1999 with a pre-tax gain of $1,395,000.

     o The sale of a block of mortgage loans in June 1999 with a pre-tax gain of $106,000.

     o The collection of $430,000 of interest on a long-time non-accrual loan in January 1999.

     o The gains from securities transactions in 1998 exceeded those in 1999 by $566,000.


Detailed analysis of these changes are included in the discussion following.

The tax provision for the first six months of 1999 increased by $162,000, or 4.4% when compared to the first six months of 1998. The effective tax rate fell to 29.0% in 1999 from 30.6% in 1998, as a result of an increase in tax-exempt income due to higher levels of tax-exempt investments in 1999 than in 1998.
Net income increased by $1,058,000, or 12.7%, in the first six months of 1999 as compared to the same period in 1998.

B. Three months ended June 30, 1999 and 1998

The second quarter's income before income taxes increased $755,000, or 12.3%, when compared to the same period in 1998. Non-interest income increased $1,317,000, or 49.0%, income from credit activities decreased by $269,000, or 2.3%, and non-interest expense increased by $293,000, or 3.6%.

After the income tax provision (which increased by $66,000, or 3.5% compared to the same period in 1998) was deducted from earnings, net income was $689,000, or 16.2%, higher than the second quarter of 1998. The effective tax rate for the second quarter of 1999 was 28.5%, as compared to the second quarter of 1998 of 30.9%.

Following are selected key ratios for the period:


                                                   Three Months Ended        Six Months Ended
                                                         June 30,                 June 30,
                                                 ----------------------------------------------
                                                   1999         1998         1999       1998
                                                 --------     ---------    ---------  ---------
Return on average assets (annualized).........      1.85%        1.66%        1.78%      1.64%
Return on average equity (annualized).........     12.88        11.39        12.19      11.37
Dividend payout ratio (common)................     42.83        42.18        43.37      40.67
Average equity to average assets..............     14.33        14.57        14.58      14.46




                               Net Interest Income

A. Six months ended June 30, 1999 and 1998

Omega's net interest income for the first six months of 1999 improved by $578,000, or 2.5%. Of the $578,000 increase, $430,000 was attributed to the collection of previously unaccrued interest on a large loan. Average earning assets grew by $45,444,000 since June 1998. The 4.7% increase in average earning assets resulted primarily from growth in both the real estate and commercial loan portfolios, as well as tax-exempt investments. This was partially offset by a decline in the personal loan average outstanding balances. In total, average outstanding loans have increased by $26,348,000 and investments by $19,096,000. Average deposits increased by $25,238,000, or 3.0%, in 1999 as compared to the previous year. Total cost to fund earning assets was 2.74% in 1999, compared to 3.03% in 1998, while earning assets yielded 7.50% in 1999 compared to 7.89% in 1998, resulting in a 10 basis point decrease in net interest margin. On a fully tax-equivalent basis, the net interest margin decreased by only 4 basis points, as average tax-exempt assets increased by $34,773,000, or 51.4%.

B. Three months ended June 30, 1999 and 1998

The net interest margin, at 4.57% for the second quarter of 1999, was 31 basis points lower than the second quarter of 1998, with a $49,517,000 or 5.1% increase in average earning assets resulting in a 1.5% decrease in net interest income. Yield on earning assets in the second quarter of 1999 declined by 57 basis points when compared to 1998's second quarter, while cost of funding dropped by only 26 basis points.

Following are key net interest margin ratios (annualized):


                                                 Three Months Ended          Six Months Ended
                                                       June 30,                  June 30,
                                                 -------------------        -------------------
                                                  1999         1998          1999         1998
                                                 ------       ------        ------        -----
Yield on average earning assets ...........      7.30%        7.87%          7.50%        7.89%
Cost to fund earning assets ...............      2.73         2.99           2.74         3.03
Net interest margin .......................      4.57         4.88           4.76         4.86
Net interest margin -- tax equivalent .....      4.82         5.08           5.01         5.05


At June 30, 1999, Omega had $415,220,000 of earning assets scheduled to reprice over the next twelve months as compared to $469,493,000 in interest bearing liabilities, resulting in a negative gap of

$54,273,000, or 5.1% of assets. In order to predict net interest income at risk over the next twelve months based on hypothetical rate movements, a rate shock simulation was performed on the balance sheet. In the event that interest rates would decrease immediately by 100 basis points, results of the rate shock simulation indicate that Omega's net interest income over the next twelve months would decrease by approximately 1.4%, or $657,000. Conversely, the results of a rate shock simulation of an immediate 100 basis point increase in interest rates indicates an increase in net interest income of approximately $664,000, or 1.5% over a twelve-month period. These simulations assume no volume or mix changes in the balance sheet.

                            Other Income and Expense

A. Six months ended June 30, 1999 and 1998

Other income increased $1,355,000, or 25.7% in the first six months of 1999 as compared to the same period in 1998. Excluding gains resulting from sales of investment securities and other assets, normal operating non-interest income rose by $507,000, or 11.3%. This represents increases in service fees on deposits, loans and trust relationships. The gains resulting from the sale of a branch office and a block of mortgage loans was responsible for all of the $1,414,000 increase in gains on the sale of loans and other assets in 1999 as compared to 1998. Additionally, investment security gains in 1998 exceeded those in 1999 by $566,000, or 84.5%, offsetting part of the effect of the large gains from the sale of the branch office and mortgage loans.

As a percentage of average assets, annualized other income net of security gains and losses was 1.23% for the first six months of 1999 as compared to .90% in 1998. Exclusive of the gains resulting from the sale of the branch office, this ratio would have been .96% in 1999.

Other expenses were $593,000, or 3.7% higher for the first six months of 1999 than for the same period in 1998. Salaries and employee benefits were $310,000, or 3.5% higher in 1999 than in 1998. Occupancy and equipment expenses have increased by $58,000, or 2.7%. Other expense increased by $251,000, or 6.1% in the first six months of 1999 as compared to 1998. This is due in part to increased expense for customer MAC transactions.

As a percentage of average assets, annualized expenses for the period ended June 30, 1999 were 3.13% and were 3.15% for the same period in 1998.

B. Three months ended June 30, 1999 and 1998

Other income increased $1,317,000, or 50.0% in the second quarter of 1999 as compared to the same period in 1998. Of the increase, $995,000 resulted from the sale of the branch office and loans, offset by the decrease in security gains. Increases in fee income on deposits, loans and trust services were $322,000, or 14.2% in the second quarter of 1999 when compared to 1998. This was due to a modification in fee structures.

As a percentage of average assets, annualized other income net of security gains and losses was 1.53% for the second quarter of 1999 as compared to .90% in 1998. Exclusive of the gains resulting from the sale of the branch office, this ratio would have been 1.00% in the second quarter of 1999.

Other expenses were $293,000, or 3.6% higher for the second quarter of 1999 than for the same period in 1998. Salaries and employee benefits were $121,000, or 2.7% higher in 1999 than in 1998. Occupancy and equipment expenses have increased by 3.9%, while data processing expense remained flat. Other non-interest expenses have increased by 6.5%.

As a percentage of average assets, annualized expenses for the quarter ended June 30, 1999 were 3.12% and were 3.14% for the same period in 1998.

2. Investment Securities

Management of the investment portfolio entails evaluation and realignment of the size and mix of the portfolio in order to balance various characteristics of the balance sheet, including asset quality, liquidity, yield relationships, maturity and tax planning. The following schedule details characteristics of the investment portfolio as of June 30, 1999 and December 31, 1998.


                                                         Securities Classified as Available for Sale
                                                      -------------------------------------------------
                                                                     Gross        Gross      Estimated
                                                       Amortized   Unrealized   Unrealized    Market
June 30, 1999                                             Cost       Gains        Losses      Value
------------------------------------------------      -----------  -----------  ----------  -----------
U.S. Treasury securities and
  obligations of other U.S. Govern-
  ment agencies and corporations ...............        $110,058      $  146      $  (371)   $109,833
Obligations of state and
  political subdivisions .......................          84,340         324         (540)     84,124
Corporate securities ...........................          52,980         166         (182)     52,964
Mortgage backed securities .....................          19,208          48          (55)     19,201
Equity securities ..............................           6,878       5,512          (93)     12,297
                                                        --------      ------      -------    --------
Total ..........................................        $273,464      $6,196      $(1,241)   $278,419
                                                        ========      ======      =======    ========


                                                          Securities Classified as Held to Maturity
                                                       ------------------------------------------------
                                                                      Gross        Gross      Estimated
                                                        Amortized   Unrealized   Unrealized    Market
June 30, 1999                                             Cost        Gains        Losses      Value
------------------------------------------------       ----------- -----------  -----------  ----------
Investment in low-income housing ...............            598        --            --           598
Equity securities (non-marketable) .............          4,359        --            --         4,359
                                                         ------      ----          ----        ------
Total ..........................................         $4,957      $ --          $ --        $4,957
                                                         ======      ====          ====        ======

                                                         Securities Classified as Available for Sale
                                                       ------------------------------------------------
                                                                      Gross       Gross     Estimated
                                                       Amortized   Unrealized   Unrealized    Market
December 31, 1998                                         Cost        Gains       Losses      Value
-----------------------------------------------        ----------- ------------ ----------- -----------
U.S. Treasury securities and
  obligations of other U.S. Govern-
  ment agencies and corporations ...............        $ 58,207      $  294         $(16)   $ 58,485
Obligations of state and
  political subdivisions .......................          73,331       1,233          (51)     74,513
Equity securities ..............................           5,773       5,812          (32)     11,553
                                                        --------      ------         ----    --------
Total ..........................................        $137,311      $7,339         $(99)   $144,551
                                                        ========      ======         ====    ========


                                                          Securities Classified as Held to Maturity
                                                       ------------------------------------------------
                                                                     Gross        Gross      Estimated
                                                       Amortized   Unrealized   Unrealized    Market
December 31, 1998                                        Cost        Gains        Losses      Value
-----------------------------------------------        ----------- ------------ ----------- -----------
U.S. Treasury securities and
  obligations of other U.S. Govern-
  ment agencies and corporations ..............         $ 26,491      $  284         $(10)   $ 26,765
Obligations of state and
  political subdivisions ......................            4,984         178            -       5,162
Corporate securities ..........................           53,051         528          (19)     53,560
Mortgage backed securities ....................           27,554         175          (11)     27,718
Investment in low-income housing ..............              541           -            -         541
Equity securities (non-marketable) ............            4,208           -            -       4,208
                                                        --------      ------         ----    --------
Total .........................................         $116,829      $1,165         $(40)   $117,954
                                                        ========      ======         ====    ========

Pursuant to the adoption of SFAS 133, Omega reclassified held to maturity securities to available to sale on April 1, 1999.

Total investment securities as a percentage of total assets at June 30, 1999 and December 31, 1998 were 26.4% and 24.6%, respectively. Securities maturing or repricing in one year or less comprised 38.7% of the total investment securities of $283,376,000 as of June 30, 1999, as compared to 29.3% of total investment securities of $261,380,000 as of December 31, 1998. There was $215,000 in investments in instruments of foreign countries on June 30, 1999.

3. Interest Bearing Deposits with Other Financial Institutions

As of June 30, 1999, Omega had $7,679,000 in interest bearing deposits with other banks. There were no investments in instruments issued by U.S. branches of banks of foreign countries or deposits in banks of foreign countries included in the June 30, 1999 consolidated balance sheet.

4. Loans

Net loans in the first six months of 1999 decreased by $31,804,000, or 4.5% from the balance at December 31, 1998, bringing the total to $679,391,000 at June 30, 1999. The decrease in loan balances was due to the sale, late in the second quarter of 1999, of $34,152,000 in loans, of which $12,935,000 was part of the branch sale. Exclusive of these sales, loans grew by $2,338,000, or 0.3%.

Changes in the allowance for loan losses for the six months ended June 30, 1999 and 1998 were as follows (in thousands):

                                           1999                  1998
                                       -----------            ----------
Balance at January 1.................    $11,772               $11,793

Charge-offs..........................       (764)                 (710)
Recoveries...........................         63                   237
                                         -------               -------
    Net charge-offs..................       (701)                 (473)
Provision for loan losses............        605                   485
                                         -------               -------
Balance at June 30...................    $11,676               $11,805
                                         =======               =======

The allowance for loan losses is considered adequate by management to cover probable uncollectible loans, as shown in the following table depicting non-performing loans. Management is also of the opinion that the level of loan loss provision is adequate to maintain the allowance at an acceptable level. The allowance for loan losses at June 30, 1999 and 1998 represented 1.69% of the total loans outstanding, net of unearned interest.

Set forth below is an analysis of Omega's non-performing loans as of June 30, 1999 as compared to December 31, 1998.


                              Non-performing Loans
                              --------------------
                                 (In thousands)

                                                         June 30,   December 31,
                                                           1999         1998
                                                         --------   ------------
Non-accrual loans.....................................    $3,360       $5,627
Accruing loans past due 90 days or more...............       509          682
Restructured loans....................................       185          213
                                                          ------       ------
Total non-performing loans............................    $4,054       $6,522
                                                          ------       ------
Non-performing loans as percent of allowance..........     34.72%        54.4%

The decrease in non-performing loans from December 31, 1998 to June 30, 1999 is primarily due to the full payoff of one large commercial loan, eliminating it from the non-accrual category, and the charge-off of another non-accrual loan.

5. Deposits and Other Sources of Funds

Deposits provide the primary source of funding for loans and investment securities. As June 30, 1999, total deposits decreased by $4,623,000 or 0.5%, as compared to December 31, 1998. The June 4, 1999 branch office sale resulted in a reduction of $14,322,000 in deposits. Exclusive of this sale, deposits grew by $9,699,000 or 1.1%.

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


                                                                                     Minimum Requirement        Minimum Regulatory
                                                                                        For Capital             Requirements to be
                                                                 Actual               Adequacy Purposes         "Well Capitalized"
                                                         -----------------------     --------------------      ---------------------
OMEGA FINANCIAL CORPORATION                              Amount           Ratio      Amount         Ratio      Amount       Ratio
                                                         ------           -----      -------        -----      ------       ------
As of June 30, 1999:
    Total Capital ...............................        156,952          22.2%      $56,460          8.0%      $70,576       10.0
       (to Risk Weighted Assets)
    Tier I Capital ..............................        148,090          21.0%       28,230          4.0%       42,345        6.0%
        (to Risk Weighted Assets)
    Tier I Capital ..............................        148,090          14.0%       42,405          4.0%       53,006        5.0%
        (to Average Assets)

As of December 31, 1998:
    Total Capital ...............................        158,160          22.1%      $57,334          8.0%      $71,668       10.0%
     (to Risk Weighted Assets)
    Tier I Capital ..............................        149,162          20.8%       28,667          4.0%       43,001        6.0%
        (to Risk Weighted Assets)
    Tier I Capital ..............................        149,162          14.5%       41,067          4.0%       51,334        5.0%
        (to Average Assets)

OMEGA BANK
As of June 30, 1999:
    Total Capital ...............................         82,987          21.3%      $31,181          8.0%      $38,977       10.0%
      (to Risk Weighted Assets)
    Tier I Capital ..............................         78,108          20.0%       15,591          4.0%       23,386        6.0%
        (to Risk Weighted Assets)
    Tier I Capital ..............................         78,108          13.3%       23,546          4.0%       29,432        5.0%
        (to Average Assets)

As of December 31, 1998:
    Total Capital ...............................         80,438          19.9%      $32,333          8.0%      $40,416       10.0%
        (to Risk Weighted Assets)
    Tier I Capital ..............................         75,385          18.7%       16,166          4.0%       24,250        6.0%
        (to Risk Weighted Assets)
    Tier I Capital ..............................         75,385          13.2%       22,798          4.0%       28,498        5.0%
        (to Average Assets)



HOLLIDAYSBURG TRUST COMPANY
As of June 30, 1999:
    Total Capital ...............................         33,444          17.9%      $14,948          8.0%      $18,685       10.0%
        (to Risk Weighted Assets)
    Tier I Capital ..............................         33,444          17.9%        7,474          4.0%       11,211        6.0%
        (to Risk Weighted Assets)
    Tier I Capital ..............................         33,444          12.5%       10,672          4.0%       13,340        5.0%
        (to Average Assets)

As of December 31, 1998:
    Total Capital ...............................         34,168          18.9%      $14,478          8.0%      $18,098       10.0%
        (to Risk Weighted Assets)
    Tier I Capital ..............................         31,893          17.6%        7,239          4.0%       10,859        6.0%
        (to Risk Weighted Assets)
    Tier I Capital ..............................         31,893          12.5%       10,206          4.0%       12,757        5.0%
        (to Average Assets)

PENN CENTRAL NATIONAL BANK
As of June 30, 1999:
    Total Capital ...............................         25,389          23.2%      $ 8,766          8.0%      $10,957       10.0%
        (to Risk Weighted Assets)
    Tier I Capital ..............................         24,001          21.9%        4,383          4.0%        6,574        6.0%
        (to Risk Weighted Assets)
    Tier I Capital ..............................         24,001          13.1%        7,322          4.0%        9,152        5.0%
        (to Average Assets)

As of December 31, 1998:
    Total Capital ...............................         25,169          22.8%      $ 8,837          8.0%      $11,046       10.0%
        (to Risk Weighted Assets)
    Tier I Capital ..............................         23,764          21.5%        4,418          4.0%        6,628        6.0%
        (to Risk Weighted Assets)
    Tier I Capital ..............................         23,764          13.0%        7,297          4.0%        9,121        5.0%


Pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), the FDIC has issued a rule which sets the capital level for each of the five capital categories established in FDICIA. As required by FDICIA, the regulations specify the levels at which an insured institution would be considered "well capitalized", "adequately capitalized", "undercapitalized", "significantly undercapitalized", or "critically undercapitalized". At June 30, 1999, Omega and each of its banking subsidiaries met the regulatory definition of a "well capitalized" financial institution, i.e., a leverage ratio exceeding 5%, Tier 1 capital exceeding 6% and total capital exceeding 10%.

7. Share Repurchase Program

During the first quarter of 1999, Omega announced a board-approved share repurchase program. Omega is authorized to buy back up to 5% of its common stock over a twelve-month period. The program may be discontinued at any time. On February 22, 1999, when the repurchase program was initiated, there were 8,959,319 common shares outstanding, with 447,966 shares eligible to be repurchased through this program. As of June 30, 1999, 246,229 shares had been repurchased under this program, representing 55% of the approved level.

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

The committee is comprised of executive officers and operations personnel from all major divisions of Omega. It has not been necessary to hire external consultants. The Y2K evaluation process has not hindered progress on other planned IT projects.

The committee has developed a plan to analyze the readiness of all internal software. A testing site was developed where PC software could be loaded and tested via prescribed test scripts for performance as dates were modified. (Certain key dates have been recommended for testing by Omega's regulators). As of June 30, 1999 all critical PC software has been tested leaving only a few minor issues yet to be tested.

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

All external software service providers have been contacted and have been asked to provide certification and validation that their systems have been thoroughly tested and are Y2K compliant. If the provider is not currently Y2K compliant we have requested a timetable of planned system upgrades to achieve required compliance. All critical vendors have indicated that they are addressing their Y2K issues, and in most cases, had their testing completed by December 31, 1998. Omega's testing with all critical outside vendors is substantially complete.

Most of the processing of Omega's core financial services are out-sourced. Omega's primary information service provider processes all application systems, as well as the Company's general ledger, and is the source of all data inquiry and the data warehouse function. This service is absolutely critical to Omega's operation. The provider has completed all testing except internal and external interfaces. Proxy testing with this provider's bank clients will continue to be conducted through the third quarter of 1999. Since this provider is a large servicing operation, it has many other financial institutions as clients. These clients have come together as a group to finance a third party review of their entire Y2K process, including testing and remediation. This independent third party will issue quarterly reports to the clients through the end of 1999.

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

Non-IT systems that are micro-chip driven are also used throughout Omega. These include such items as proof machines, HVAC, vaults, security systems, elevators, telephones and fax machines, and ATM's. All of these vendors have been contacted. We have been assured that our vaults, elevators and ATM's are Y2K compliant. The control system for the HVAC system at the Administration Center has been tested and found to be compliant and steps have been taken to install a system of manual controls as a contingency. Proof machines (equipment that encodes all documents to prepare for processing) have already been upgraded for Y2K compliance.

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

Portions of Omega's investment portfolio could be at risk in the event that an issuer of a security is not Y2K compliant. An evaluation process is in place to assess the potential impact that this could have on Omega's financial results and operations. The analysis includes segmenting the portfolio by risk rating (based on the type of security and the potential exposure to any negative impact as a result of the Y2K issue). If by September 30, 1999, the analysis does not indicate that the issuer of a security has properly addressed the Y2K issue and the investment is determined to be at risk, then if it is available for sale, the security may be sold, leaving the investment portfolio with little or no investment risk.

Costs to address Omega's Y2K issues are being expensed as incurred and have been insignificant through June 30, 1999. The current projections of costs to complete the Y2K remediation are estimated to be approximately $750,000. Included in this estimate is the amount of $175,000, which will be capitalized for replacement of major hardware. The remaining costs (currently projected at $575,000) will be expensed as incurred over the next nine months. The source of funds will come from Omega's IT budget. These expenditures are not expected to be material to the financial condition or results of operations of Omega.

Omega has developed business resumption contingency plans in preparation for dealing with any critical issues, which fail in spite of all testing. These plans were substantially complete by the end of the second quarter of 1999 and are in the process of being validated and refined. As we proceed through the second half of 1999, these contingency plans will be modified to ensure that Omega is prepared for all possible failures.

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

Item 1.  Legal Proceedings
         None

Item 2.  Changes in Securities and Use of Proceeds
         None

Item 3.  Defaults upon Senior Securities
         None

Item 4.  Submission of Matters to a Vote of Security Holders

         The Annual Meeting of Shareholders of Omega was held on April 19, 1999. At the Annual Meeting, the shareholders elected a class of directors for a term of three years, as described below.

        ----------------------------------------------------------------------
                       Name                  For          Withhold Authority
        ----------------------------------------------------------------------
        Robert T. Gentry                   7,064,206              75,505
        ----------------------------------------------------------------------
        Philip E. Gingerich, Sr.           7,090,443               1,523
         ---------------------------------------------------------------------
        D. Stephen Martz                   7,078,082              49,489
        ----------------------------------------------------------------------
        James W. Powers, Sr.               7,099,324              39,931
        ----------------------------------------------------------------------

        The terms of the following directors continued after the annual meeting:

        Raymond F. Agostinelli, Merle K. Evey, David B. Lee, Robert N. Oliver, Stanton R. Sheetz, and Robert A. Szeyller.

Item 5.  Other Information
         None

Item 6.  Exhibits and Reports on Form 8-K
         Exhibit 27        Financial Data Schedule

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              OMEGA FINANCIAL CORPORATION
                                    --------------------------------------------
                                                     (Registrant)

                                    By: /s/ DAVID B. LEE
--------------------------------    --------------------------------------------
              Date                  David B. Lee
                                    Chairman and
                                    Chief Executive Officer


                                    /s/ JOANN N. MCMINN
--------------------------------    --------------------------------------------
              Date                  JoAnn N. McMinn
                                    Senior Vice President and
                                    Controller
                                    (Principal Accounting Officer)