Form 10-Q
period 1999-09-30
OMEGA FINANCIAL CORP /PA/
filed 1999-11-09
CIK 705671

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ______________ to ______________

                           Commission File No. 0-13599

                          Omega Financial Corporation
               --------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Pennsylvania                                    25-1420888
-----------------------------------       --------------------------------------
(State or other jurisdiction or              (IRS Employer Identification No.)
 incorporation of organization)

     366 Walker Drive
State College, Pennsylvania                                 16801
------------------------------------      --------------------------------------
(Address of principal executive                           (Zip Code)
           offices)

                                                       (814) 231-7680
                                          --------------------------------------
                                               Registrant's Telephone Number,
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
     The number of shares outstanding of each of the Registrant's classes of common stock as of November 5, 1999:
                Common Stock, $5.00 par value - 8,769,235 shares

PART I.    Financial Information

Item 1.    Financial Statements

                  OMEGA FINANCIAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                   SEPTEMBER 30,  DECEMBER 31,
ASSETS                                                 1999          1998
                                                   ------------  ------------
Cash and due from banks                              $   40,596    $   40,066

Interest bearing deposits with other banks                  424         1,455
Federal funds sold                                       10,700        18,350
Commercial paper                                          4,961             -

Investment securities held to maturity
 (Market value:
  $4,954 and $117,954, respectively)                      4,954       116,829
Investment securities available for sale                284,232       144,551

Total loans                                             696,652       723,485
  Less: Unearned discount                                  (353)         (518)
            Allowance for loan losses                   (11,812)      (11,772)
                                                   ------------  ------------
Net loans                                               684,487       711,195

Premises and equipment, net                              14,887        16,816
Other assets                                             13,245        13,442
                                                   ------------  ------------
TOTAL ASSETS                                         $1,058,486    $1,062,704
                                                   ============  ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:

  Non-interest bearing                                 $122,232      $132,291
  Interest bearing                                      735,207       738,369
                                                   ------------  ------------
Total deposits                                          857,439       870,660

Short-term borrowings                                    27,381        17,638
Other liabilities                                        11,454        11,004
ESOP debt                                                 3,669         3,837
Long-term debt                                            7,000         5,000
Other interest bearing liabilities                          541           585
                                                   ------------  ------------
TOTAL LIABILITIES                                       907,484       908,724

Preferred stock, par value $5.00 per share:
  Authorized - 5,000,000 shares;
  Issued and outstanding -
    219,781 shares Series A Convertible                   5,000         5,000
Unearned compensation related to ESOP debt               (2,689)       (2,875)
Common stock, par value $5.00 per share:
  Authorized - 25,000,000 shares
  Issued -
   9,254,266 shares at September 30, 1999;
   9,137,270 shares at December 31, 1998
  Outstanding -
   8,769,569 shares at September 30, 1999;
   8,960,197 shares at December 31, 1998                 46,271        45,686
Capital surplus                                           4,751         3,209
Retained earnings                                       111,644       104,285
Accumulated other comprehensive income                    2,375         4,713
Cost of common stock in treasury
   484,697 shares at September 30, 1999;
   177,073 shares at December 31, 1998                  (16,350)       (6,038)
                                                   ------------  ------------
TOTAL SHAREHOLDERS' EQUITY                              151,002       153,980
                                                   ------------  ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY           $1,058,486    $1,062,704
                                                   ============  ============


                  OMEGA FINANCIAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                        (In thousands, except share data)

                                                   Three Months Ended       Nine Months Ended
                                                      September 30,            September 30,
                                                 ---------------------  ------------------------
                                                    1999        1998         1999         1998
                                                 ---------- ----------  ----------   -----------
INTEREST INCOME:
Interest and fees on loans                          $14,359    $15,084     $44,291      $45,073
Interest and dividends on investment securities       3,739      3,553      10,639       10,587
Other interest income                                   511        220       1,191          849
                                                 ---------- ----------  ----------   -----------
TOTAL INTEREST INCOME.                               18,609     18,857      56,121       56,509
INTEREST EXPENSE:
Interest on deposits                                  6,608      7,015      19,656       20,954
Interest on short-term borrowings                       298        204         771          633
Interest on long-term debt and
  other interest bearing liabilities                    107          5         249           18
                                                 ---------- ----------  ----------   -----------
TOTAL INTEREST EXPENSE                                7,013      7,224      20,676       21,605
                                                 ---------- ----------  ----------   -----------
NET INTEREST INCOME                                  11,596     11,633      35,445       34,904
Provision for loan losses                               265        332         870          817
                                                 ---------- ----------  ----------   -----------
INCOME FROM CREDIT ACTIVITIES                        11,331     11,301      34,575       34,087
OTHER INCOME:
Service fees                                          1,859      1,769       5,345        4,803
Trust fees                                              697        755       2,223        2,226
Gain (loss) on sale of loans and other assets           (12)       191       1,499          288
Net gains on investment securities                      156        260         260          930
                                                 ---------- ----------  ----------   -----------
TOTAL OTHER INCOME                                    2,700      2,975       9,327        8,247
OTHER EXPENSE:
Salaries and employee benefits                        4,656      4,556      13,904       13,494
Net occupancy expense                                   496        529       1,638        1,641
Equipment expense                                       564        517       1,624        1,549
Data processing service                                 380        375       1,151        1,172
Other                                                 2,206      2,033       6,588        6,164
                                                 ---------- ----------  ----------   -----------
TOTAL OTHER EXPENSE                                   8,302      8,010      24,905       24,020
                                                 ---------- ----------  ----------   -----------
Income before taxes                                   5,729      6,266      18,997       18,314
Income tax expense                                    1,597      1,893       5,446        5,580
                                                 ---------- ----------  ----------   -----------
NET INCOME                                           $4,132     $4,373     $13,551      $12,734
                                                 ========== ==========  ==========   ===========

NET INCOME PER COMMON SHARE:
  Basic                                               $0.46      $0.48       $1.50        $1.39
  Diluted                                             $0.44      $0.46       $1.44        $1.33
WEIGHTED AVERAGE SHARES AND EQUIVALENTS:
  Basic                                           8,790,224  8,969,287   8,860,773    8,940,734
  Diluted                                         9,268,325  9,485,694   9,340,578    9,478,371


                  OMEGA FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                            NINE MONTHS ENDED
                                                                              SEPTEMBER 30,
                                                                         -----------------------
                                                                            1999         1998
                                                                         ----------  -----------
Cash flows from operating activities:
  Net income                                                                $13,551      $12,734
  Adjustments to reconcile net income to
        net cash provided by operating activities:
    Depreciation and amortization                                             1,662        1,893
    Provision for loan losses                                                   870          817
    Gain on sale of investment securities                                      (104)        (930)
    Non-monetary exchange of cost-method investments                           (156)          -
    Loss (gain) on sale of fixed assets
      and other property owned                                                    6         (205)
    Gain on sale of loans                                                       (94)         (42)
    Gain on sale of branch                                                   (1,410)          -
    Increase in deferred tax asset                                             (326)        (229)
    Decrease (increase) in interest receivable and other assets               1,488         (254)
    Decrease in interest payable                                                (50)        (356)
    Decrease in taxes payable                                                  (459)        (153)
    Amortization of deferred net loan costs                                     250          161
    Deferral of net loan fees (costs)                                          (392)         418
    Increase in accounts payable
          and accrued expenses                                                  910          670
                                                                         ----------  -----------
      Total adjustments                                                       2,195        1,790
                                                                         ----------  -----------
Net cash provided by operating activities                                    15,746       14,524

Cash flows from investing activities:
  Proceeds from the sale or maturity of:
    Interest bearing deposits with other banks                               38,737        1,274
    Investment securities available for sale                                 56,866       52,373
    Investment securities held to maturity                                   10,486       31,220
  Purchase of:
    Interest bearing deposits with other banks                              (37,706)      (1,238)
    Commercial paper                                                         (4,855)          -
    Investment securities available for sale                                (97,579)     (54,104)
    Investment securities held to maturity                                   (1,212)     (35,056)
  Proceeds from sale of branch                                                1,000           -
  Increase in loans                                                          (9,675)     (27,900)
  Gross proceeds from sale of loans                                          22,814          999
  Capital expenditures                                                         (877)        (879)
  Sale of fixed assets and other property owned                                 582          794
  Decrease in federal funds sold                                              7,650       20,350
                                                                         ----------  -----------
Net cash used in investing activities                                       (13,769)     (12,167)

Cash flows from financing activities:
  Increase in deposits, net                                                   1,101        2,246
  Increase in short-term borrowings, net                                      9,743          174
  Issuance of long-term debt                                                  2,000           -
  Net change in other interest bearing liabilities                              (44)         (40)
  Dividends paid                                                             (6,358)      (5,293)
  Tax benefit from preferred stock dividend
           and stock option activity                                            296          320
  Issuance of common stock                                                    2,127        1,554
  Acquisition of treasury stock                                             (10,312)          -
                                                                         ----------  -----------
Net cash used in financing activities                                        (1,447)      (1,039)
                                                                         ----------  -----------
Net increase in cash and due from banks                                        $530       $1,318
                                                                         ==========  ===========

Cash and due from banks at beginning of period                              $40,066      $31,938
Cash and due from banks at end of period                                     40,596       33,256
                                                                         ==========  ===========
Net increase in cash and due from banks                                        $530       $1,318
                                                                         ==========  ===========
Interest paid                                                               $20,726      $21,961
Income taxes paid                                                             5,647        5,639

                  OMEGA FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NINE AND THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

A.   Basis of Presentation:

     The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the nine months and three months ended September 30, 1999 are not necessarily indicative of the results that may be experienced for the year ending December 31, 1999 or any other interim period. For further information, refer to the Consolidated Financial Statements and Footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

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

     Omega adopted SFAS 133 on April 1, 1999. At the date of adoption, Omega transferred investment securities with a cost basis of $102,672,000 from the held to maturity to the available for sale portfolio. As a result of this transfer, Omega realized an increase in accumulated other comprehensive income of $425,000, which is reflected as a cumulative effect of a change in accounting principle. See Note D. There was no other impact on the financial statements of Omega, as Omega does not hold any instruments that meet the definition of a derivative under SFAS 133.

C.   Commitments and Contingent Liabilities:

     In the ordinary course of business, Omega and its subsidiaries make commitments to extend credit to their customers. At September 30, 1999 and December 31, 1998 standby letters of credit issued and outstanding amounted to $17,686,000 and $18,289,000, respectively. These letters of credit are not reflected in the accompanying financial statements. Management does not anticipate any significant losses as a result of these transactions.

     At September 30, 1999, the Corporation had $141,176,000 outstanding in unused lines of credit commitments extended to its customers. Of this amount, $38,122,000, or 27.0%, are commitments to consumers for home equity and other lines of credit. The remainder, $103,054,000, are commercial commitments.

D.   Comprehensive Income:

     Components of other comprehensive income (loss) consist of the following:


                                                        Nine Months ended September 30, 1999
                                                        Before       Tax (Expense)
                                                          Tax             or       Net-of-Tax
                                                        Amount          Benefit      Amount
                                                      -----------    -----------  -----------
Net income                                                $18,997         $5,446      $13,551
Other comprehensive income:
   Unrealized gains on available for sale
    securities:
   Unrealized holding gains (losses) arising
    during the period Cumulative effect of
    change in accounting principle                         (4,251)         1,488       (2,763)
                                                              653           (228)         425
                                                      -----------    -----------  -----------
Other comprehensive income (loss)                          (3,598)         1,260       (2,338)
                                                      -----------    -----------  -----------
Total comprehensive income                                $15,399         $6,706      $11,213
                                                      ===========    ===========  ===========


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


                          Computations of Earnings per Share
                       (In thousands, except per share amounts)
                                      (Unaudited)


                                Nine Months Ended September      Nine Months Ended September
                                         30, 1999                         30, 1998
                              -------------------------------- -----------------------------------
                               Income      Shares     Per-Share    Income      Shares     Per-Share
                              Numerator  Denominator    Amount    Numerator  Denominator   Amount
                              -------------------------------- -----------------------------------
Net income                     $ 13,551                         $ 12,734
Less: Preferred stock
dividends                          (297)                            (297)
                               --------                         --------

BASIC EPS
Income available to common
    shareholders                 13,254      8,861    $ 1.50      12,437        8,941       $ 1.39
                                                      ======                                ======

EFFECT OF DILUTIVE SECURITIES
Impact of:
 Assumed conversion of
  preferred to common stock                    346                                346
 Assumed exercises of
  outstanding options                          134                                191
Preferred stock dividends
  available to common
  shareholders                      297                              297
Elimination of tax benefit
 of allocated preferred
 dividends                          (44)                             (39)
Additional expense required
 to fund ESOP debt, net of
 tax impact                         (35)                             (62)
                               --------                         --------

DILUTED EPS
Income available to common
 shareholders plus
 assumed conversions            $13,472      9,341    $ 1.44    $ 12,633        9,478       $ 1.33
                               ========     ======    ======    ========        =====       ======




                               Three Months Ended September     Three Months Ended September
                                         30, 1999                         30, 1998
                               -------------------------------  ------------------------------
                               Income     Shares    Per-Share     Income     Shares   Per-Share
                              Numerator Denominator  Amount     Numerator Denominator  Amount
                              --------- ----------- ----------  --------- ----------- ---------
Net income                    $ 4,132                           $ 4,373
Less: Preferred stock
 dividends                        (99)                              (99)
                              -------                           -------
BASIC EPS
Income available to common
 shareholders                   4,033      8,790   $ 0.46         4,274      8,969     $ 0.48
                                                   ======                              ======
EFFECT OF DILUTIVE SECURITIES
Impact of :
 Assumed conversion of
  preferred to common stock                  346                               346
 Assumed exercises of
  outstanding options                        132                               170
Preferred stock dividends
  available to common
  shareholders                     99                                99
Elimination of tax benefit
 of allocated preferred
 dividends                        (15)                              (13)
Additional expense required
 to fund ESOP debt, net of
 tax impact                       (10)                              (19)
                              -------                            ------
DILUTED EPS
Income available to common
 shareholders plus
 assumed conversions          $ 4,107      9,268   $ 0.44       $ 4,341      9,485     $ 0.46
                              =======      =====   ======       =======      =====     ======


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

        Forward Looking Statements

        The information in this Report on Form 10-Q contains forward looking statements (as such term is defined in the Securities Exchange Act of 1934 and the regulations thereunder), including without limitation, statements as to future loan and deposit volumes, the allowance and provision for possible loan losses, future interest rates and their effect on Omega's financial condition or results of operations, the classification of Omega's investment portfolio, statements concerning Year 2000 compliance or as to trends or management's beliefs, expectations or opinions and other statements other than historical facts. Such forward looking statements are subject to risks and uncertainties and may be affected by various factors which may cause actual results to differ materially from those in the forward looking statements. In addition to the factors discussed in this report, certain risks, uncertainties and other factors, including without limitation, risks arising from economic conditions and related uncertainties, changes in interest rates, federal and state regulation, competition, the adequacy of the allowance and provision for loan losses, and Year 2000 compliance are discussed in this Report on Form 10-Q, Omega's 1998 Annual Report or Omega's Annual Report on Form 10-K for the year ended December 31, 1998. Copies of these reports may be obtained from Omega upon request and without charge (except for the exhibits thereto) as described above.

--------------------------------------------------------------------------------

1. Comparison of the Nine and Three Months Ended September 30, 1999 and 1998

                                   Operations Overview
                                   -------------------

        A. Nine months ended September 1999 and 1998

        For the first nine months of 1999, income before taxes increased by $683,000, or 3.7%, compared to the same period in 1998. Income from credit activities increased $488,000, or 1.4%. Non-interest income increased $1,080,000 or 13.1% while non-interest expense increased $885,000, or 3.7%. Key events that occurred during the first nine months of 1999 and 1998 are:

            o The sale of a branch office in June 1999 with a pre-tax gain of $1,410,000.

            o The sale of a block of mortgage loans in June 1999 with a pre-tax gain of $106,000.

            o The collection of $430,000 of interest on a long-time non-accrual loan in January 1999.

            o The gains from securities transactions in 1998 exceeded those in 1999 by $670,000.

        Detailed analysis of these changes are included in the discussion following.

        The tax provision for the first nine months of 1999 decreased by $134,000, or 2.4% when compared to the first nine months of 1998. The effective tax rate fell to 28.7% in 1999 from 30.5% in 1998, as a result of an increase in tax-exempt income due to higher levels of of tax-exempt investments in 1999 than in 1998. Net income increased by $817,000, or 6.4%, in the first nine months of 1999 as compared to the same period in 1998.

        B. Three months ended September 30, 1999 and 1998

        The third quarter's income before income taxes decreased $537,000, or 8.6%, when compared to the same period in 1998. Non-interest income decreased $275,000, or 9.2%, income from credit activities increased by $30,000, or 0.3%, and non-interest expense increased by $292,000, or 3.6%.

        After the income tax provision (which decreased by $296,000, or 15.6% compared to the same period in 1998) was deducted from earnings, net income was $241,000 or 5.5% lower than the third quarter of 1998. The effective tax rate for the third quarter of 1999 was 27.9%, as compared to the third quarter of 1998 of 30.2%.

        Following are selected key ratios for the period:


                                               Three Months Ended    Nine Months Ended
                                                  September 30         September 30
                                               ------------------    -----------------
                                                 1999       1998      1999     1998
                                               -------    -------    -------  -------
        Return on average assets
         (annualized) .......................     1.55%      1.69%     1.70%    1.66%
        Return on average equity
         (annualized) .......................    10.82      11.44     11.73    11.39
        Dividend payout ratio (common).......    50.96      41.02     45.68    40.79
        Average equity to average assets.....    14.29      14.81     14.48    14.58



                                   Net Interest Income
                                   -------------------

        A. Nine months ended September 30, 1999 and 1998

        Omega's net interest income for the first nine months of 1999 improved by $541,000, or 1.5%. Of the $541,000 increase, $430,000 was attributed to the collection of previously unaccrued interest on a large loan. Average earning assets grew by $44,404,000 since September 1998. The 4.6% increase in average earning assets resulted primarily from growth in both the real estate and commercial loan portfolios, as well as tax-exempt investments. This was partially offset by a decline in the personal loan average outstanding balances. In total, average outstanding loans have increased by $12,876,000 and investments by $19,653,000. Average deposits increased by $23,457,000, or 2.8%, in 1999 as compared to the previous year. Total cost to fund earning assets was 2.74% in 1999, compared to 3.00% in 1998, while earning assets yielded 7.44% in 1999 compared to 7.83% in 1998, resulting in a 13 basis point decrease in net interest margin. On a fully tax-equivalent basis, the net interest margin decreased by only 8 basis points, as average tax-exempt assets increased by $30,326,000, or 41.6%.

        B. Three months ended September 30, 1999 and 1998

        The net interest margin, at 4.57% for the third quarter of 1999, was 21 basis points lower than the third quarter of 1998, with a $42,451,000 or 4.4% increase in average earning assets resulting in a 0.3% decrease in net interest income. Yield on earning assets in the third quarter of 1999 declined by 42 basis points when compared to 1998's third quarter, while cost of funding dropped by only 21 basis points.

        Following are key net interest margin ratios (annualized):

                                               Three Months Ended    Nine Months Ended
                                                  September 30          September 30
                                              --------------------- --------------------
                                                1999       1998       1999       1998
                                              ---------- ---------- ---------- ---------
        Yield on average earning assets..       7.31%     7.73%       7.44%      7.83%
        Cost to fund earning assets......       2.74      2.95        2.74       3.00
        Net interest margin..............       4.57      4.78        4.70       4.83
        Net interest margin -- tax
         equivalent .....................       4.82      5.00        4.95       5.03


        At September 30, 1999, Omega had $371,939,000 of earning assets scheduled to reprice over the next twelve months as compared to $456,547,000 in interest bearing liabilities, resulting in a negative gap of $84,608,000, or 8.0% of assets. In order to predict net interest income at risk over the next twelve months based on hypothetical rate movements, a rate shock simulation was performed on the balance sheet. In the event that interest rates would decrease immediately by 100 basis points, results of the rate shock simulation indicate that Omega's net interest income over the next twelve months would decrease by approximately 0.7%, or $334,000. Conversely, the results of a rate shock simulation of an immediate 100 basis point increase in interest rates indicates an increase in net interest income of approximately $340,000, or 0.8% over a twelve-month period. These simulations assume no volume or mix changes in the balance sheet.

                                Other Income and Expense
                                ------------------------

        A. Nine months ended September 30, 1999 and 1998

        Other income increased $1,080,000, or 13.1% in the first nine months of 1999 as compared to the same period in 1998. Excluding gains resulting from sales of investment securities and other assets, normal operating non-interest income rose by $539,000, or 7.7%. This represents increases in service fees, primarily on deposits and loans, while trust fees were level with last year. The gains resulting from the sale of a branch office and a block of mortgage loans were responsible for the increase in gains on the sale of loans and other assets in 1999 as compared to 1998. In 1999, the branch sale resulted in gains of $1,410,000 while the sale of loans added $94,000. In 1998, gain on sale of the credit card portfolio was $38,000, while gains from the transfer of servicing rights on government funded loans added $149,000. Investment security gains in 1998 exceeded those in 1999 by $670,000, or 72.0%, offsetting part of the effect of the large gains from the sale of the branch office and mortgage loans.

        As a percentage of average assets, annualized other income net of security gains and losses was 1.14% for the first nine months of 1999 as compared to .95% in 1998. Exclusive of the gains resulting from the sale of the branch office, this ratio would have been .96% in 1999.

        Other expenses were $885,000, or 3.7% higher for the first nine months of 1999 than for the same period in 1998. Salaries and employee benefits were $410,000, or 3.0% higher in 1999 than in 1998. Occupancy and equipment expenses have increased by $72,000, or 2.3% . Other expense increased by $403,000, or 5.5% in the first nine months of 1999 as compared to 1998. This is due primarily to increased expense for customer MAC transactions and higher Pennsylvania tax liabilities.

        As a percentage of average assets, annualized expenses for the period ended September 30, 1999 were 3.12% and were 3.13% for the same period in 1998.

        B. Three months ended September 30, 1999 and 1998

        Other income decreased $275,000, or 9.2% in the third quarter of 1999 as compared to the same period in 1998. While service fee income increased by $90,000, or 5.1%, trust fees were $58,000 or 7.7% lower in the third quarter of 1999 as compared to the same period in 1998. Gains on loans and other assets were $203,000 lower in 1999 than in 1998. During the third quarter of 1998 servicing rights for certain government-funded loans were transferred by Omega, resulting in most of these recorded gains. Additionally, in the third quarter of 1998, gains from the sale of investment securities was $104,000, or 40% higher than during the same timeframe in 1999.

        As a percentage of average assets, annualized other income net of security gains and losses was .95% for the third quarter of 1999 as compared to 1.05 % in 1998.

        Other expenses were $292,000, or 3.6% higher for the third quarter of 1999 than for the same period in 1998. Salaries and employee benefits were $100,000, or 2.2% higher in 1999 than in 1998. A decrease in occupancy expense has generally offset the increase in equipment expense, while data processing expense remained flat. Other non-interest expenses have increased by 8.5%.

        As a percentage of average assets, annualized expenses for the quarter ended September 30, 1999 were 3.11% and were 3.10% for the same period in 1998.

2. Investment Securities

        Management of the investment portfolio entails evaluation and realignment of the size and mix of the portfolio in order to balance various characteristics of the balance sheet, including asset quality, liquidity, yield relationships, maturity and tax planning. The following schedule details characteristics of the investment portfolio as of September 30, 1999 and December 31, 1998.


                                       Securities Classified as Available for Sale
                                                    Gross        Gross     Estimated
                                     Amortized    Unrealized  Unrealized     Market
September 30, 1999                      Cost        Gains       Losses       Value
                                     ---------    ----------  ----------   ---------
U.S. Treasury securities and
  obligations of other U.S.
  Govern ment agencies and
  corporations                       $126,228        $86         ($509)     $125,805
Obligations of state and
  political subdivisions               82,766        211          (741)       82,236
Corporate securities                   48,921        128          (247)       48,802
Mortgage backed securities             15,360         39           (36)       15,363
Equity securities                       7,316      4,827          (117)       12,026
                                     --------     ------       -------      --------
Total                                $280,591     $5,291       ($1,650)     $284,232
                                     ========     ======       =======      ========


                                        Securities Classified as Held to Maturity
                                                    Gross        Gross     Estimated
                                     Amortized    Unrealized  Unrealized     Market
September 30, 1999                      Cost        Gains       Losses       Value
                                     ---------    ----------  ----------   ---------
Investment in low-income
 housing                              $   595          --          --        $  595
Equity securities (non-
 marketable)                            4,359          --          --         4,359
                                     --------       ------       -------    -------
Total                                  $4,954         $--         $--        $4,954
                                     ========       ======       =======    =======


                                       Securities Classified as Available for Sale
                                                    Gross        Gross     Estimated
                                     Amortized    Unrealized  Unrealized     Market
December 31, 1998                       Cost        Gains       Losses       Value
                                     ---------    ----------  ----------   ---------
U.S. Treasury securities and
  obligations of other U.S.
  Government agencies and
  corporations                        $58,207         $294         ($16)    $58,485
Obligations of state and
  political subdivisions               73,331        1,233          (51)     74,513
Equity securities                       5,773        5,812          (32)     11,553
                                     --------       ------       -------    -------
Total                                $137,311       $7,339         ($99)   $144,551
                                     ========       ======       =======    =======


                                        Securities Classified as Held to Maturity
                                                    Gross        Gross     Estimated
                                     Amortized    Unrealized  Unrealized     Market
December 31, 1998                       Cost        Gains       Losses       Value
                                     ---------    ----------  ----------   ---------
U.S. Treasury securities and
  obligations of other U.S.
  Government agencies and
  corporations                          $ 26,491       $  284       ($10)     $ 26,765
Obligations of state and
  political subdivisions                   4,984          178         --         5,162
Corporate securities                      53,051          528        (19)       53,560
Mortgage backed securities                27,554          175        (11)       27,718
Investment in low-income housing             541           --         --           541
Equity securities (non-marketable)         4,208           --         --         4,208
                                        --------       ------       -------   --------
Total                                   $116,829       $1,165       ($40)     $117,954
                                        ========       ======       =======   ========


        Pursuant to the adoption of SFAS 133, Omega reclassified certain held to maturity securities to available for sale on April 1, 1999.

        Total investment securities as a percentage of total assets at September 30, 1999 and December 31, 1998 were 27.3% and 24.6%, respectively. Securities maturing or repricing in one year or less comprised 32.3% of the total investment securities of $289,186,000 as of September 30, 1999, as compared to 29.3% of total investment securities of $261,380,000 as of December 31, 1998. There was $215,000 in investments in instruments of foreign countries on September 30, 1999.

3.      Interest Bearing Deposits with Other Financial Institutions

        As of September 30, 1999, Omega had $424,000 in interest bearing deposits with other banks. There were no investments in instruments issued by U.S. branches of banks of foreign countries or deposits in banks of foreign countries included in the September 30, 1999 consolidated balance sheet.

4.      Loans

        Net loans in the first nine months of 1999 decreased by $26,708,000, or 3.8% from the balance at December 31, 1998, bringing the total to $684,487,000 at September 30, 1999. The decrease in loan balances was due to the sale, late in the second quarter of 1999, of $34,152,000 in loans, of which $12,935,000 was part of the branch sale. Exclusive of these sales, loans grew by $7,444,000, or 1.0%.

        Changes in the allowance for loan losses for the nine months ended September 30, 1999 and 1998 were as follows (in thousands):


                                                      1999              1998
                                                  -----------       -----------
        Balance at January 1....................   $11,772           $11,793
        Charge-offs.............................      (933)             (854)
        Recoveries..............................       103               267
                                                   -------           -------
            Net charge-offs.....................      (830)             (587)
        Provision for loan losses...............       870               817
                                                   -------           -------
        Balance at September 30.................   $11,812           $12,023
                                                   =======           =======

        The allowance for loan losses is considered adequate by management to cover probable losses on uncollectible loans, as shown in the following table depicting non-performing loans. Management is also of the opinion that the level of loan loss provision is adequate to maintain the allowance at an acceptable level. The allowance for loan losses at September 30, 1999 and 1998 represented 1.70% and 1.68%, respectively, of the total loans outstanding, net of unearned interest.

        Set forth below is an analysis of Omega's non-performing loans as of September 30, 1999 as compared to December 31, 1998.


                                  Non-performing Loans
                             -----------------------------
                                     (In thousands)

                                                        September 30,     December 31,
                                                            1999              1998
                                                        -----------       -----------
        Non-accrual loans.............................    $2,514            $5,627
        Accruing loans past due 90 days or more.......       719               682
        Restructured loans............................       326               213
                                                          ------            ------
        Total non-performing loans....................    $3,559            $6,522
                                                          ======            ======

        Non-performing loans as percent of allowance..     30.13%            55.40%


        The decrease in non-performing loans from December 31, 1998 to September 30, 1999 is primarily due to the full payoff of one large commercial loan, eliminating it from the non-accrual category, and the charge-off of another non-accrual loan.

5.      Deposits and Other Sources of Funds

        Deposits provide the primary source of funding for loans and investment securities. As September 30, 1999, total deposits decreased by $13,221,000 or 1.5%, as compared to December 31, 1998. The June 4, 1999 branch office sale resulted in a reduction of $14,322,000 in deposits. Exclusive of this sale, deposits grew by $1,101,000 or 0.1%.

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

                                                            MINIMUM REQUIREMENT      MINIMUM REGULATORY
                                                                FOR CAPITAL          REQUIREMENTS TO BE
                                         ACTUAL              ADEQUACY PURPOSES       "WELL CAPITALIZED"
                                 ------------------------ ------------------------ ------------------------
OMEGA FINANCIAL CORPORATION        AMOUNT       RATIO       AMOUNT       RATIO       AMOUNT       RATIO
                                 -----------  ----------- -----------  ----------- -----------  -----------
As of September 30, 1999:
    Total Capital                $156,753        22.8%       $54,991     8.0%       $68,739        10.0%
      (to Risk Weighted Assets)
    Tier I Capital                148,117        21.5%        27,495     4.0%        41,243         6.0%
      (to Risk Weighted Assets)
    Tier I Capital                148,117        13.9%        42,523     4.0%        53,154         5.0%
      (to Average Assets)

As of December 31, 1998:
    Total Capital                $158,160        22.1%       $57,334     8.0%       $71,668        10.0%
      (to Risk Weighted Assets)
    Tier I Capital                149,162        20.8%        28,667     4.0%        43,001         6.0%
      (to Risk Weighted Assets)
    Tier I Capital                149,162        14.5%        41,067     4.0%        51,334         5.0%
      (to Average Assets)

OMEGA BANK
As of September 30, 1999:
    Total Capital                 $83,808        22.0%       $30,468     8.0%       $38,084        10.0%
      (to Risk Weighted Assets)
    Tier I Capital                 79,039        20.8%        15,234     4.0%        22,851         6.0%
      (to Risk Weighted Assets)
    Tier I Capital                 79,039        13.4%        23,566     4.0%        29,458         5.0%
      (to Average Assets)

As of December 31, 1998:
    Total Capital                 $80,438        19.9%       $32,333     8.0%       $40,416        10.0%
      (to Risk Weighted Assets)
    Tier I Capital                 75,385        18.7%        16,166     4.0%        24,250         6.0%
      (to Risk Weighted Assets)
    Tier I Capital                 75,385        13.2%        22,798     4.0%        28,498         5.0%
      (to Average Assets)


                                                            MINIMUM REQUIREMENT      MINIMUM REGULATORY
                                                                FOR CAPITAL          REQUIREMENTS TO BE
                                         ACTUAL              ADEQUACY PURPOSES       "WELL CAPITALIZED"
                                 ------------------------ ------------------------ ------------------------
OMEGA FINANCIAL CORPORATION        AMOUNT       RATIO       AMOUNT       RATIO       AMOUNT       RATIO
                                 -----------  ----------- -----------  ----------- -----------  -----------
HOLLIDAYSBURG TRUST COMPANY
As of September 30, 1999:
    Total Capital                 $34,118        19.0%       $14,366     8.0%       $17,958        10.0%
      (to Risk Weighted Assets)
    Tier I Capital                 34,118        19.0%         7,183     4.0%        10,775         6.0%
      (to Risk Weighted Assets)
    Tier I Capital                 34,118        12.7%        10,761     4.0%        13,451         5.0%
      (to Average Assets)
As of December 31, 1998:

    Total Capital                 $34,168        18.9%       $14,478     8.0%       $18,098        10.0%
      (to Risk Weighted Assets)
    Tier I Capital                 31,893        17.6%         7,239     4.0%        10,859         6.0%
      (to Risk Weighted Assets)
    Tier I Capital                 31,893        12.5%        10,206     4.0%        12,757         5.0%
        (to Average Assets)

PENN CENTRAL NATIONAL BANK
As of September 30, 1999:
    Total Capital                 $25,378        23.5%        $8,632     8.0%       $10,790        10.0%
      (to Risk Weighted Assets)
    Tier I Capital                 24,010        22.3%         4,316     4.0%         6,474         6.0%
      (to Risk Weighted Assets)
    Tier I Capital                 24,010        13.1%         7,345     4.0%         9,182         5.0%
      (to Average Assets)

As of December 31, 1998:
    Total Capital                 $25,169        22.8%        $8,837     8.0%       $11,046        10.0%
      (to Risk Weighted Assets)
    Tier I Capital                 23,764        21.5%         4,418     4.0%         6,628         6.0%
      (to Risk Weighted Assets)
    Tier I Capital                 23,764        13.0%         7,297     4.0%         9,121         5.0%
      (to Average Assets)

        Pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), the FDIC has issued a rule which sets the capital level for each of the five capital categories established in FDICIA. As required by FDICIA, the regulations specify the levels at which an insured institution would be considered "well capitalized", "adequately capitalized", "undercapitalized", "significantly undercapitalized", or "critically undercapitalized". At September 30, 1999, Omega and each of its banking subsidiaries met the regulatory definition of a "well capitalized" financial institution, i.e., a leverage ratio exceeding 5%, Tier 1 capital exceeding 6% and total capital exceeding 10%.

7.      Share Repurchase  Program

        During the first quarter of 1999, Omega announced a board-approved share repurchase program. Omega is authorized to buy back up to 5% of its common stock over a twelve-month period. The program may be discontinued at any time. On February 22, 1999, when the repurchase program was initiated, there were 8,959,319 common shares outstanding, with 447,966 shares eligible to be repurchased through this program. As of September 30, 1999, 296,008 shares had been repurchased under this program, representing 66% of the approved level.

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

        The committee has developed a plan to analyze the readiness of all internal software. A testing site was developed where PC software could be loaded and tested via prescribed test scripts for performance as dates were modified. (Certain key dates have been recommended for testing by Omega's regulators). As of September 30, 1999 all critical PC software has been tested.

        Major internal system processing software such as Items Processing, which is critical to our business, has been tested at the Company's "Hot Site", where backup hardware and software are maintained for continued operations in any crisis. This software (and most related hardware) has been found to be reliable when tested for all critical dates. As a result of testing thus far, one major hardware item was identified as not being Y2K compliant. As of September 30, 1999 this piece of hardware has been replaced. The new hardware is being tested to ensure it will not be affected by any Y2K issues.

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

        Most of the processing of Omega's core financial services are out-sourced. Omega's primary information service provider processes all application systems, as well as the Company's general ledger, and is the source of all data inquiry and the data warehouse function. This service is absolutely critical to Omega's operation. The provider has successfully completed all testing of its internally developed software along with any systems which have been partnered with other third party vendors. Since this provider is a large servicing operation, it has many other financial institutions as clients. These clients have come together as a group to finance a third party review of their entire Y2K process, including testing and remediation. This independent third party will continue to issue quarterly reports to the clients through the end of 1999. To date, this independent firm has reported that the service providers' Y2K process is well organized and properly managed. With regard to the most critical testing phase, the audit firm gave the service provider high marks.

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

        Omega's financial results are dependent upon the solvency of its customer base; their ability to repay loans and maintain deposits. Therefore, a process has begun in which business customers with existing levels of aggregate loans in excess of a designated amount were contacted, reviewed, and rated as to credit risk. As of September 30, 1999, 85% of the credit relationships reviewed were deemed to be low risk, as these borrowers are aware of the potential problems with Y2K and are taking steps to analyze and correct any deficiencies. The remaining 15% of the credit relationships reviewed were deemed to be moderate risk. Management will continue to closely monitor their compliance activity on an ongoing basis. Since September 1998, all new business loan applicants have been asked to demonstrate Y2K compliance as a requirement for loan approval.

        Portions of Omega's investment portfolio could be at risk in the event that an issuer of a security is not Y2K compliant. An evaluation process is in place to assess the potential impact that this could have on Omega's financial results and operations. The analysis includes segmenting the portfolio by risk rating (based on the type of security and the potential exposure to any negative impact as a result of the Y2K issue). Omega's plan included a provision that if by September 30, 1999, the analysis did not indicate that the issuer of a security had properly addressed the Y2K issue and the investment is determined to be at risk, then if it is available for sale, the security may be sold, leaving the investment portfolio with little or no investment risk. As of September 30, 1999, there are just three municipal issuers held in the investment portfolio that have not responded to our questions concerning their Y2K readiness. If their status can still not be determined by November 30, 1999, those securities may be sold to reduce risk. Otherwise, based upon Omega's research, the remainder of the investment portfolio appears to have a low level of risk.

        Costs to address Omega's Y2K issues are being expensed as incurred and have been insignificant through September 30, 1999. The current projections of total costs to complete the Y2K remediation are estimated to be approximately $750,000. Included in this estimate is the amount of $175,000, which has been capitalized for replacement of major hardware. Through September 30, 1999, we have expensed an additional $457,000 and anticipate very little additional expense other than employee expenses associated with the final transition into the year 2000. The source of these funds, as with all previous Y2K expenditures will come from Omega's IT budget. These expenditures are not expected to be material to the financial condition or results of operations of Omega.

        Omega has developed business resumption contingency plans in preparation for dealing with any critical issues, which fail in spite of all testing. These plans were substantially complete by the end of the second quarter of 1999 and are in the process of being validated and refined. As we proceed through the fourth quarter of 1999, these contingency plans will be modified to ensure that Omega is prepared for all possible failures.

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

PART II     Other Information

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

                                       OMEGA FINANCIAL CORPORATION
                                       ----------------------------
                                              (Registrant)

                                       By: /s/ DAVID B. LEE
-----------------------------------       --------------------------------------
            Date                          David B. Lee
                                          Chairman and
                                          Chief Executive Officer


                                       By: /s/ JOANN N. MCMINN
-----------------------------------       --------------------------------------
            Date                          JoAnn N. McMinn
                                          Senior Vice President and
                                          Controller
                                          (Principal Accounting Officer)