Form 10-K
period 1999-12-31
OMEGA FINANCIAL CORP /PA/
filed 2000-03-27
CIK 705671

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)

  |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                   For the Fiscal Year ended December 31, 1999

                                       or

  |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

     For the transition period from __________________ to __________________

                           Commission File No. 0-13599

                           Omega Financial Corporation
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Pennsylvania                                 25-1420888
-------------------------------           ------------------------------------
(State or other jurisdiction of           (IRS Employer Identification Number)
 incorporation or organization)

          366 Walker Drive
          State College, PA                               16801
----------------------------------------         -----------------------
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code: (814) 231-7680

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

    Common Stock, par value $5.00                       8,801,400
   -------------------------------           -----------------------------------
          (Title of Class)                      (Number of shares outstanding
                                                   as of February 22, 2000)

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                          Yes |X|            No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

      The aggregate market value of the voting stock held by non-affiliates of the Registrant as of February 22, 2000 was $245,505,140. (1)

                       DOCUMENTS INCORPORATED BY REFERENCE

  (Specific sections incorporated are identified under applicable items herein)

      Certain portions of the Company's Annual Report to Shareholders for the year ended December 31, 1999 are incorporated by reference in Parts II and IV of this Report.

      With the exception of the information incorporated by reference in Parts I, II and IV of this Report, the Company's Annual Report to Shareholders for the year ended December 31, 1999 is not to be deemed "filed" with the Securities and Exchange Commission for any purpose.

      Certain portions of the Company's Proxy Statement to be filed in connection with its 2000 Annual Meeting of Shareholders are incorporated by reference in Part III of this Report.

      Other documents incorporated by reference are listed in the Exhibit Index.

--------------------------------

(1) The aggregate dollar amount of the voting stock set forth equals the number of shares of the Company's Common Stock outstanding, reduced by the amount of Common Stock held by officers, directors, shareholders owning in excess of 10% of the Company's Common Stock and the Company's employee benefit plans multiplied by the last reported sale price for the Company's Common Stock on February 22, 2000. The information provided shall in no way be construed as an admission that any officer, director or 10% shareholder of the Company, or any employee benefit plan, may be deemed an affiliate of the Company or that such person or entity is the beneficial owner of the shares reported as being held by such person or entity, and any such inference is hereby disclaimed. The information provided herein is included solely for record keeping purposes of the Securities and Exchange Commission.

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

      Peoples was incorporated on June 24, 1982 and became an active bank holding company on December 7, 1982 through the acquisition of all of the outstanding shares of Peoples National Bank of Central Pennsylvania ("Peoples Bank"). Heritage was incorporated on June 21, 1982 and became an active bank holding company on December 31, 1982 through the acquisition of all of the outstanding shares of The Russell National Bank ("Russell Bank"). As a result of the merger of Heritage into Peoples, Omega became the holding company for both Peoples Bank and Russell Bank. On January 28, 1994, Penn Central Bancorp, Inc. ("Penn Central"), a bank holding company, merged into Omega. As a result of the merger of Penn Central into Omega, Omega became the holding company for Penn Central's five wholly-owned subsidiaries: Penn Central National Bank ("Penn Central Bank"), Hollidaysburg Trust Company ("Hollidaysburg"), the First National Bank of Saxton ("Saxton Bank"), Penn Central Bancorp Life Insurance Company and Penn Central Bancorp Investment Company. On February 18, 1995, Saxton Bank merged into Penn Central Bank and on March 18, 1995, Peoples Bank and Russell Bank merged to form Omega Bank N.A. ("Omega Bank"). On August 1, 1995, Omega acquired all of the outstanding shares of Montour Bank ("Montour"). On December 31, 1996, Montour was merged into Omega Bank. The Company's current banking subsidiaries consist of Omega Bank, Penn Central Bank and Hollidaysburg and its current non-banking subsidiaries consist of Central Pennsylvania Life Insurance Company, Central Pennsylvania Investment Company and Central Pennsylvania Leasing, Inc. Unless the context otherwise requires, the "Company" refers to Omega Financial Corporation and its consolidated subsidiaries and the "Banks" refers to the Company's banking subsidiaries.

BANKING SERVICES

      The Banks currently provide retail and commercial banking services through 42 offices in Central Pennsylvania. Omega Bank operates 24 full service banking offices in Centre, Clinton, Mifflin and Juniata counties. Penn Central Bank operates 8 full service banking offices in Huntingdon and Bedford counties, and Hollidaysburg operates 10 full service banking offices in Blair County.

      The Banks provide a full range of consumer and commercial services. Consumer services include Internet and telephone banking, an automated teller machine network, personal checking accounts, interest checking accounts, savings accounts, insured money market accounts, debit cards, investment certificates, fixed and variable rate certificates of deposit, club accounts, secured and unsecured installment loans, construction and mortgage loans, safe deposit facilities, credit lines with overdraft checking protection, IRA accounts and student loans. Commercial banking services include small and high-volume business checking accounts, on-line account management services, ACH origination, payroll direct deposit, commercial cash management services and repurchase agreements. The Banks also provide a variety of trust and asset management services.

      As of December 31, 1999, the Banks operated an aggregate of 41 automated teller machines (ATMs) at various locations. The Banks are members of the Money Access Center ("MAC") System and the "Plus System." The MAC System operates throughout Pennsylvania and the "Plus System" operates nationwide.

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

      On January 14, 1988, the Company formed Central Pennsylvania Leasing, Inc., for the purpose of leasing of personal property and real estate.

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

      In commercial transactions, it's Company believes that the Banks' respective legal lending limits to a single borrower (approximately $12,843,000 for Omega Bank, $4,046,000 for Penn Central Bank, and $5,753,000 for Hollidaysburg Trust Company, as of December 31, 1999) enable them to compete effectively for the business of small and midsized businesses. However, this legal lending limit is considerably lower than that of various competing institutions and thus may act as a constraint on each Bank's effectiveness in competing for financings in excess of the limit.

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

      As a result of the repeal of the Glass-Steagall Act which separated the commercial and investment banking industries, all banking organizations are likely to face an increase in competition. See "Supervision and Regulation -- Recent Legislation".

SUPERVISION AND REGULATION

      The following discussion sets forth certain of the material elements of the regulatory framework applicable to bank holding companies and their subsidiaries and provides certain specific information relevant to the Company. The regulatory framework is intended primarily for the protection of depositors, other customers and the federal deposit insurance funds and not for the protection of security holders. To the extent that the following information describes statutory and regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions. A change in applicable statutes, regulations or regulatory policy may have a material adverse effect on the business, assets or results of operations of the Company.

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

RECENT LEGISLATION

       On November 12, 1999 the Gramm-Leach-Bliley Act (the "Act") became law, repealing the 1933 Glass-Steagall Act's separation of the commercial and investment banking industries. The Act expands the range of nonbanking activities a bank holding company may engage in, while preserving existing authority for bank holding companies to engage in activities that are closely related to banking. The new legislation creates a new category of holding company called a "Financial Holding Company," a subset of bank holding companies that satisfy the following criteria: (1) all of the depository institution subsidiaries must be well capitalized and well managed; (2) the holding company must file with the Federal Reserve Board a declaration that it elects to be a financial holding company to engage in activities that would not have been permissible before the Act; and (3) all of the depository institution subsidiaries must have a CRA rating of "satisfactory" or better. Financial holding companies may engage in any activity that (i) is financial in nature or incidental to such financial activity or (ii) is complementary to a financial activity and does not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally. The Act specifies certain activities that are financial in nature. These activities include -- acting as principal, agent or broker for insurance; -- underwriting, dealing in or making a market in securities; and -- providing financial and investment advice. The Federal Reserve Board and the Secretary of the Treasury have authority to decide whether other activities are also financial in nature or incidental to financial activity, taking into account changes in technology, changes in the banking marketplace, competition for banking services and so on.

      These new financial activities authorized by the Act may also be engaged in by a "financial subsidiary" of a national or state bank, except for insurance or annuity underwriting, insurance company portfolio investments, real estate investment and development, and merchant banking, which must be conducted in a financial holding company. In order for the new financial activities to be engaged in by a financial subsidiary of a national or state bank, the Act requires each of the parent bank (and its sister-bank affiliates) to be well capitalized and well managed; the aggregate consolidated assets of all of that bank's financial subsidiaries may not exceed the lesser of 45% of its consolidated total assets or $50 billion; the bank must have at least a satisfactory CRA rating; and, if that bank is one of the 100 largest national banks, it must meet certain financial rating or other comparable requirements.

      The Act establishes a system of functional regulation, under which the federal banking agencies will regulate the banking activities of financial holding companies and banks' financial subsidiaries, the Securities and Exchange Commission will regulate their securities activities and state insurance regulators will regulate their insurance activities. The Act also provides new protections against the transfer and use by financial institutions of consumers' nonpublic, personal information.

      The Act has only recently became law. Regulations of the banking agencies implementing the legislative changes can be expected in the near future. Except for the increase in competitive pressures faced by all banking organizations that is a likely consequence of the Act, the legislation and implementing regulations are likely to have a more immediate impact on large regional and national institutions than on community-based institutions engaged principally in traditional banking activities. Because the legislation permits bank holding companies to engage in activities previously prohibited altogether or severely restricted because of the risks they posed to the banking system, implementing regulations can be expected to impose strict and detailed prudential safeguards on affiliations among banking and nonbanking companies in a holding company organization. Additionally, because the legislation allows various affiliates within a single holding company organization to serve a broader array of customers' financial goals, including their banking, insurance and investment goals, implementing regulations can be expected to impose strict safeguards on sharing of customer information among affiliated entities within an organization.

      The foregoing discussion is qualified in its entirety by reference to the statutory provisions of the Act and the implementing regulations which are adopted by various government agencies pursuant to the Act. The exact impact of the Act on the Company and its subsidiaries, if any, cannot be predicted at this time.

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

EMPLOYEES

      As of December 31, 1999, the Company had a total of 460 full-time employees and 90 part-time employees.

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

      EFFECT OF INTEREST RATES ON THE BANKS AND THE COMPANY. The operations of financial institutions such as the Company are dependent to a large degree on net interest income, which is the difference between interest income from loans and investments and interest expense on deposits and borrowings. An institution's net interest income is significantly affected by market rates of interest which in turn are affected by prevailing economic conditions, by the fiscal and monetary policies of the federal government and by the policies of various regulatory agencies. At December 31, 1999, total interest bearing liabilities maturing or repricing within one year exceeded total interest earning assets maturing or repricing during the same time period by $110.936 million, representing a cumulative one-year sensitivity ratio of 0.76. Simulation of interest rate changes indicates that if interest rates were decreased, net interest income would likewise decrease over the next twelve months. Like all financial institutions, the Company's balance sheet is affected by fluctuations in interest rates. Volatility in interest rates can also result in disintermediation, which is the flow of funds away from financial institutions into direct investments, such as US Government and corporate securities and other investment vehicles, including mutual funds, which, because of the absence of federal insurance premiums and reserve requirements, generally pay higher rates of return than financial institutions. See "Item 7:
Management's Discussion of Financial Condition and Results of Operations" and
Item 7a: Quantitative and Qualitative Disclosure about Market Risk".

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

      During the past several years, significant legislative attention has been focused on the regulation and deregulation of the financial services industry. Non-bank financial institutions, such as securities brokerage firms, insurance companies and money market funds, have been permitted to engage in activities that compete directly with traditional bank business.

      COMPETITION. The Company faces strong competition from other banks, savings institutions and other financial institutions which have branch offices or otherwise operate in the Company's market area, as well as many other companies now offering a range of financial services. Many of these competitors have substantially greater financial resources and larger branch systems than the Company. In addition, many of the Banks' competitors have higher legal lending limits than do the Banks. Particularly intense competition exists for sources of funds including savings and retail time deposits and for loans, deposits and other services that the Banks offer. See "Item 1:
BUSINESS -- Competition."

      As a result of the repeal of the Glass Steagall Act, which separated the commercial and investment banking industries, all banking organizations are likely to face an increase in competition. See "Item 1: Business -- Supervision and Regulation -- Recent Legislation".

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

      Hollidaysburg Trust Company

            218-224 Allegheny Street, Hollidaysburg, PA (Main Office) 113 West Allegheny Street, Martinsburg, PA (ATM)
            215 High Street, Williamsburg, PA
            1567 East Pleasant Valley Boulevard, Altoona, PA
            430 East 25th Avenue, Altoona, PA (ATM)

      Penn Central National Bank

            431 Penn Street, Huntingdon, PA  (Main Office)
            16-20 East Shirley Street, Mount Union, PA
            Main Street, Alexandria, PA Route 26, James Creek, PA
            911 Church Street, Saxton, PA
            708 Main Street, Saxton, PA (ATM only)
            14th and Moore Streets, Huntingdon, PA

      The Banks operate branch offices and ATMs at the following locations which are leased by the Company. The leases for these properties have expiration dates ranging from 2000 to 2011.

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

    Name               Age                           Position
    ----               ---                           --------

Daniel L. Warfel       53           Executive Vice President and Chief Financial
                                    Officer of the Company since 1987; Executive
                                    Vice President and Director of Omega Bank since 1983.

David N. Thiel         56           Senior Vice President and Secretary of the
                                    Company since 1987; Vice President,
                                    Secretary and Cashier of Omega Bank since
                                    1973.

JoAnn N. McMinn        47           Senior Vice President and Controller of the
                                    Company since 1988; Vice President and
                                    Controller of Omega Bank since 1976.

Donita R. Koval        39           Senior Vice President of the Company since
                                    1995.

                                     PART II

Item 5: Market for the Registrant's Common Stock and Related Stockholder Matters

      Incorporated by reference from the section entitled "Common Stock Market Prices and Dividends" in the Company's Annual Report to Shareholders for the year ended December 31, 1999. As of February 22, 2000, the number of shareholders of the Company's common stock was 2,777.

      The company did not sell any equity securities during 1999 which were not registered under the Securities Act.

Item 6: Selected Financial Data

      Incorporated by reference from the section entitled "Selected Financial Data" in the Company's Annual Report to Shareholders for the year ended December 31, 1999.

Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations

      Incorporated by reference from the sections entitled "Management's Discussion and Analysis -- Results of Operations" and "Financial Condition" in the Company's Annual Report to Shareholders for the year ended December 31, 1999.

Item 7A: Quantitative and Qualitative Disclosure about Market Risk

      Incorporated by reference from the sections entitled "Management's Discussion and Analysis -- Financial Condition" in the Company's Annual Report to Shareholders for the year ended December 31, 1999.

Item 8: Financial Statements and Supplementary Data

      Incorporated by reference from the Company's Consolidated Financial Statements and the Notes to Consolidated Financial Statements thereto included in the Company's Annual Report to Shareholders for the year ended December 31, 1999.

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

Item 11: Executive Compensation

      Incorporated by reference from the Company's Proxy Statement relating to the 2000 Annual Meeting of Shareholders to be filed pursuant to General Instruction G(3) to Form 10-K.

Item 12: Security Ownership of Certain Beneficial Owners and Management

      Incorporated by reference from the Company's Proxy Statement relating to the 2000 Annual Meeting of Shareholders to be filed pursuant to General Instruction G(3) to Form 10-K.

Item 13: Certain Relationships and Related Transactions

      Incorporated by reference from the Company's Proxy Statement relating to the 2000 Annual Meeting of Shareholders to be filed pursuant to General Instruction G(3) to Form 10-K.

                                     PART IV

Item 14: Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a)   Documents filed as part of this report:

            (1) Financial Statements. The following consolidated financial statements and the notes thereto of the Company, which are included in the Company's Annual Report to Shareholders for the year ended December 31, 1999, and the report of independent public accountants which is also included in such Annual Report, are incorporated herein by reference into Item 8 of this Report:

      Consolidated Balance Sheets --
            December 31, 1999 and 1998

      Consolidated Statements of Income
            Years ended December 31, 1999, 1998 and 1997

      Consolidated Statements of Shareholders' Equity --
            Years ended December 31, 1999, 1998 and 1997

      Consolidated Statements of Cash Flows
            Years ended December 31, 1999, 1998 and 1997

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

        10.27           Intentionally omitted.

        *10.28(13)      Directors Deferred Compensation Agreements for Peoples
                        National Bank and Omega Financial Corporation

        *10.29(14)      1996 Employee Stock Option Plan

        10.30(15)       Second Amendment to Omega Amended and Restated Employee
                        Stock Ownership Plan

        13.1 Annual Report to Shareholders for the year ended December 31, 1999 (such reports, except for those portions expressly incorporated by reference in this Annual Report on Form 10-K, is furnished for the information of the Commission and is not to be deemed filed as part of this Report).

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