Form 10-Q
period 2000-03-31
OMEGA FINANCIAL CORP /PA/
filed 2000-05-10
CIK 705671

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON DC 20549

                                    FORM 10-Q

(Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

                                       or

           [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ______________ to ______________

                           Commission File No. 0-13599

               Omega Financial Corporation
         -----------------------------------------------------
        (Exact name of registrant as specified in its charter)

                 Pennsylvania                              25-1420888
       ---------------------------------       ---------------------------------
        (State or other jurisdiction           (IRS Employer Identification No.)
       or incorporation of organization)

                  366 Walker Drive
              State College, Pennsylvania                     16801
       ----------------------------------------    -------------------------
       (Address of principal executive offices)             (Zip Code)

                                                       (814) 231-7680
                                                ------------------------------
                                                Registrant's Telephone Number,
                                                     Including Area Code

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was requested to file such reports), and (2) has been subject to such filing requirements for the past ninety days. Yes __X__ No ____

     The number of shares outstanding of each of the Registrant's classes of common stock as of May 8, 2000:

                Common Stock, $5.00 par value -- 8,815,204 shares

PART I. Financial Information
Item 1. Financial Statements


                  OMEGA FINANCIAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                       MARCH 31,    DECEMBER 31,
                                                         2000           1999
                                                     -----------    ------------
ASSETS
Cash and due from banks ..........................   $    37,865    $    36,580

Interest bearing deposits with other banks .......           758            872
Federal funds sold ...............................        25,650          1,975

Investment securities held to maturity
   (Market value:
   $4,948 and $4,951, respectively) ..............         4,948          4,951
Investment securities available for sale .........       259,374        267,718

Total loans ......................................       714,530        705,241
  Less: Unearned discount ........................          (247)          (293)
        Allowance for loan losses ................       (11,935)       (11,865)
                                                     -----------    -----------
Net loans ........................................       702,348        693,083

Premises and equipment, net ......................        14,568         14,644
Other assets .....................................        35,497         33,580
                                                     -----------    -----------
TOTAL ASSETS .....................................   $ 1,081,008    $ 1,053,403
                                                     ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
  Non-interest bearing ...........................   $   122,786    $   119,391
  Interest bearing ...............................       742,496        732,204
                                                     -----------    -----------
Total deposits ...................................       865,282        851,595

Short-term borrowings ............................        38,191         28,527
Other liabilities ................................        14,293         10,919
ESOP debt ........................................         3,552          3,611
Long-term debt ...................................         7,000          7,000
Other interest bearing liabilities ...............           583            600
                                                     -----------    -----------
TOTAL LIABILITIES ................................       928,901        902,252

Preferred stock, par value $5.00 per share:
  Authorized -- 5,000,000 shares;
  Issued and outstanding --
    219,781 shares Series A Convertible ..........         5,000          5,000
Unearned compensation related to ESOP debt .......        (2,564)        (2,625)
Common stock, par value $5.00 per share:
  Authorized -- 25,000,000 shares
  Issued --
    9,297,199 shares at March 31, 2000;
    9,259,782 shares at December 31, 1999
  Outstanding --
    8,802,624 shares at March 31, 2000;
    8,774,507 shares at December 31, 1999 ........        46,486         46,299
Capital surplus ..................................         5,486          4,825
Retained earnings ................................       114,898        113,204
Accumulated other comprehensive income (loss) ....          (587)           817
Cost of common stock in treasury
    494,575 shares at March 31, 2000;
    485,275 shares at December 31, 1999 ..........       (16,612)       (16,369)
                                                     -----------    -----------
TOTAL SHAREHOLDERS' EQUITY .......................       152,107        151,151
                                                     -----------    -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY .......   $ 1,081,008    $ 1,053,403
                                                     ===========    ===========

                    OMEGA FINANCIAL CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF INCOME
                         (In thousands, except share data)

                                                           Three Months Ended
                                                                March 31,
                                                           2000            1999
                                                         --------        -------

INTEREST INCOME:
Interest and fees on loans ........................       $14,602        $15,348
Interest and dividends on investment securities ...         3,576          3,453
Other interest income .............................           191            205
                                                          -------        -------
TOTAL INTEREST INCOME .............................        18,369         19,006

INTEREST EXPENSE:
Interest on deposits ..............................         6,655          6,487
Interest on short-term borrowings .................           411            188
Interest on long-term debt and
  other interest bearing liabilities ..............           118             70
                                                          -------        -------
TOTAL INTEREST EXPENSE ............................         7,184          6,745
                                                          -------        -------
NET INTEREST INCOME ...............................        11,185         12,261
Provision for loan losses .........................           143            265
                                                          -------        -------
INCOME FROM CREDIT ACTIVITIES .....................        11,042         11,996

OTHER INCOME:
Service fees on deposit accounts ..................           877            840
Trust fees ........................................           903            759
Gain on sale of loans and other assets ............           (29)             2
Net gains on investment securities ................          --              201
Other .............................................         1,142            818
                                                          -------        -------
TOTAL OTHER INCOME ................................         2,893          2,620

OTHER EXPENSE:
Salaries and employee benefits ....................         4,747          4,614
Net occupancy expense .............................           554            587
Equipment expense .................................           567            514
Data processing service ...........................           363            381
Other .............................................         2,351          2,161
                                                          -------        -------
TOTAL OTHER EXPENSE ...............................         8,582          8,257
                                                          -------        -------
Income before taxes ...............................         5,353          6,359
Income tax expense ................................         1,379          1,880
                                                          -------        -------
NET INCOME ........................................       $ 3,974        $ 4,479
                                                          =======        =======

NET INCOME PER COMMON SHARE:
   Basic ..........................................       $   .44        $   .49
   Diluted ........................................       $   .43        $   .47
WEIGHTED AVERAGE SHARES AND EQUIVALENTS:
   Basic ..........................................     8,789,153      8,953,772
   Diluted ........................................     9,220,930      9,445,046

                  OMEGA FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)



                                                                                THREE MONTHS ENDED
                                                                                     MARCH 31,
                                                                               ---------------------
                                                                                2000         1999
                                                                               --------    --------
Cash flows from operating activities:
  Net income ...............................................................   $  3,974    $  4,479
  Adjustments to reconcile net income to
       net cash provided by operating activities:
    Depreciation and amortization ..........................................        578         613
    Provision for loan losses ..............................................        143         265
    Gain on sale of investment securities ..................................       --          (201)
    Gain on sale of fixed assets
       and other property owned ............................................         (2)        (11)
    Loss on sale of loans ..................................................         31           9
    Increase in deferred tax asset .........................................        (84)       (437)
    Increase in cash surrender value of bank owned life insurance ..........       (252)       --
    (Increase) decrease in interest receivable and other assets ............       (837)      1,719
    Decrease in interest payable ...........................................     (1,056)       (132)
    Increase in taxes payable ..............................................      1,446       1,992
    Amortization of deferred net loan (fees) costs .........................         39         202
    Deferral of net loan fees (costs) ......................................         19        (106)
    Increase (decrease) in accounts payable
       and accrued expenses ................................................      2,976        (981)
                                                                               --------    --------
      Total adjustments ....................................................      3,001       2,932
                                                                               --------    --------
Net cash provided by operating activities ..................................      6,975       7,411

Cash flows from investing activities: Proceeds from the sale or maturity of:
    Interest bearing deposits with other banks .............................     11,110       2,875
    Investment  securities available for sale ..............................     24,128      12,715
    Investment  securities held to maturity ................................       --        10,512
  Purchase of:
    Interest bearing deposits with other banks .............................    (10,996)    (13,028)
    Investment securities available for sale ...............................    (18,020)    (13,096)
    Investment securities held to maturity .................................       --        (1,113)
   (Increase) decrease in loans ............................................     (9,533)    (11,540)
  Gross proceeds from sale of loans ........................................         36       1,082
  Capital expenditures .....................................................       (418)       (311)
  Sale of fixed assets and other property owned ............................         11         115
  Increase in federal funds sold ...........................................    (23,675)     (7,550)
                                                                               --------    --------
Net cash used in investing activities ......................................    (27,357)    (19,339)

Cash flows from financing activities:
  Increase (decrease) in deposits, net .....................................     13,687      (5,646)
  Increase in short-term borrowings, net ...................................      9,664      12,274
  Net change in other interest bearing liabilities .........................        (17)        (53)
  Dividends paid ...........................................................     (2,291)     (2,068)
  Tax benefit from preferred stock dividend
     and stock option activity .............................................         19          20
  Issuance of common stock .................................................        848       1,030
  Acquisition of treasury stock ............................................       (243)     (4,281)
                                                                               --------    --------
Net cash provided by financing activities ..................................     21,667       1,276
                                                                               --------    --------
Net increase (decrease) in cash and due from banks .........................   $  1,285    $(10,652)
                                                                               ========    ========
Cash and due from banks at beginning of period .............................   $ 36,580    $ 40,066
Cash and due from banks at end of period ...................................     37,865      29,414
                                                                               --------    --------
Net increase (decrease) in cash and due from banks .........................   $  1,285    $(10,652)
                                                                               ========    ========

Interest paid ..............................................................   $  8,243    $  6,877
Income taxes paid ..........................................................      1,680         298



                  OMEGA FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

THREE MONTHS ENDED MARCH 31, 2000 AND 1999

A.  Basis of Presentation:

    The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be experienced for the year ending December 31, 2000 or any other interim period. For further information, refer to the Consolidated Financial Statements and Footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

    The accompanying Consolidated Financial Statements include Omega Financial Corporation (Omega), a bank holding company, and the combined results of its wholly owned banking and non-banking subsidiaries.

B.  Commitments and Contingent Liabilities:

    In the ordinary course of business, Omega and its subsidiaries make commitments to extend credit to their customers. At March 31, 2000 and December 31, 1999 standby letters of credit issued and outstanding amounted to $16,109,000 and $17,022,000, respectively. These letters of credit are not reflected in the accompanying financial statements. Management does not anticipate any significant losses as a result of these transactions.

    At March 31, 2000, the Corporation had $135,056,000 outstanding in unused lines of credit commitments extended to its customers. Of this amount, $37,685,000, or 27.9%, are commitments to consumers for home equity and other lines of credit. The remaining $97,371,000 are commercial commitments.

C.  Comprehensive Income:

    Components of other comprehensive income (loss) consist of the following:



                                                                                            Three Months Ended March 31, 2000
                                                                                       --------------------------------------------
                                                                                        Before        Tax (Expense)
                                                                                         Tax               or           Net-of-Tax
                                                                                        Amount           Benefit          Amount
                                                                                       --------       -------------     -----------
Net income ...................................................................          $ 5,353           $(1,379)          $ 3,974
Other comprehensive income:
Unrealized gains on available for sale securities :
Unrealized holding gains (losses) arising during the period ..................           (2,159)              755            (1,404)
                                                                                        -------           -------           -------
Other comprehensive income (loss) ............................................           (2,159)              755            (1,404)
                                                                                        -------           -------           -------
Total comprehensive income ...................................................          $ 3,194           $  (624)          $ 2,570
                                                                                        =======           =======           =======


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

                       Computations of Earnings per Share
                    (In thousands, except per share amounts)
                                  (Unaudited)

                                             Quarter Ended March 31, 2000            Quarter Ended March 31, 1999
                                        --------------------------------------   ---------------------------------------
                                                                         Per-                                    Per-
                                          Income         Shares         Share      Income          Shares        Share
                                         Numerator     Denominator     Amount     Numerator      Denominator     Amount
                                        ----------     -----------    --------   ----------      -----------    --------
Net income .........................      $  3,974                               $   4,479
Less: Preferred stock dividends ....           (99)                                    (99)
                                          --------                               ---------

BASIC EPS
Income available to common
    shareholders ...................         3,875         8,789       $ 0.44        4,380          8,954        $ 0.49
                                                                       ======                                    ======
EFFECT OF DILUTIVE SECURITIES
Impact of :
   Assumed conversion of preferred
      to common stock ..............                         346                                      346
   Assumed exercises of outstanding
      options ......................                          86                                      145
Preferred stock dividends
    available to common
    shareholders ...................            99                                      99
Elimination of tax benefit of
    allocated preferred dividends ..           (16)                                    (15)
Additional expense required to
    fund ESOP debt, net of
    tax impact .....................            (8)                                    (15)
                                          --------         -----                 ---------         ------

DILUTED EPS
Income available to common
     shareholders plus assumed
     conversions ...................      $  3,950         9,221       $ 0.43    $   4,449          9,445        $ 0.47



                  OMEGA FINANCIAL CORPORATION AND SUBSIDIARIES

================================================================================

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                           RESULTS OF OPERATIONS

--------------------------------------------------------------------------------
Investment Considerations

         In analyzing whether to make, or to continue to make, an investment in Omega, investors should consider, among other factors, certain investment considerations more particularly described in "Item 1:
         Business - Investment Considerations" in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. A copy of this report can be obtained from David N. Thiel, Senior Vice President, Omega Financial Corporation, 366 Walker Drive, State College, Pennsylvania 16801.

         Forward Looking Statements

         The information in this Report on Form 10-Q contains forward looking statements (as such term is defined in the Securities Exchange Act of 1934 and the regulations thereunder), including without limitation, statements as to the future loan and deposit volumes, the allowance and provision for possible loan losses, future interest rates and their effect on Omega's financial condition or results of operations, the classification of Omega's investment portfolio or as to trends or management's beliefs, expectations or opinions and other statements other than historical facts. Such forward looking statements are subject to risks and uncertainties and may be affected by various factors which may cause actual results to differ materially from those in the forward looking statements. In addition to the factors discussed in this report, certain risks, uncertainties and other factors, including without limitation, risks arising from economic conditions and related uncertainties, changes in interest rates, federal and state regulation, competition and the adequacy of the allowance and provision for loan losses, are discussed in this Report on Form 10-Q, the Corporation's 1999 Annual Report or in Omega's Annual Report on Form 10-K for the year ended December 31, 1999. Copies of these reports may be obtained from Omega upon request and without charge (except for the exhibits thereto) as described above.

--------------------------------------------------------------------------------
1.       Comparison of the Three Months Ended March 31, 2000 and 1999

                                   Operations
                                   ----------
         Three months ended March 31, 2000 and 1999

         The first quarter's income before income taxes decreased $1,006,000, or 15.8%, when compared to the same period in 1999. Results from the first quarter of 1999 were inflated by $450,000 interest received on large non-accrual loans, as well as $201,000 in security gains. Excluding these items, income before taxes decreased by $355,000, or 6.2%. After the income tax provision (which decreased by $501,000, or 26.7% compared to the same period in 1999) was deducted from earnings, net income decreased $505,000, or 11.3%, from the first quarter of 1999. The effective tax rate for the first quarter of 2000 was 25.8%, compared to 29.6% in the first quarter of 1999.

         Following are selected key ratios for the period:
--------------------------------------------------------------------------------


                                                                             Three Months Ended
                                                                                  March 31
                                                                     -----------------------------------
                                                                         2000                  1999
                                                                     -----------            ------------
         Return on average assets (annualized)....................        1.50%                 1.71%
         Return on average equity (annualized)....................       10.35                 11.50
         Dividend payout ratio (common)...........................       55.36                 43.96
         Average equity to average assets.........................       14.52                 14.83


                               Net Interest Income
                               -------------------

         Three months ended March 31, 2000 and 1999

         The net interest margin, at 4.53% for the first quarter of 2000, was 41 basis points lower than the first quarter of 1999, with a $4,236,000 or 0.4% decrease in average earning assets resulting in an 8.8% decrease in net interest income. Of the 41 basis point decrease in net interest margin, 19 basis points was attributable to the $450,000 collection of previously unaccrued interest in the first quarter of 1999 as discussed in the previous secion.

         Following are key net interest margin ratios (annualized):

                                                           Three Months Ended
                                                               March 31,
                                                          --------------------
                                                           2000          1999
                                                          ------       -------
Yield on average earning assets .....................     7.45%         7.69%
Cost to fund earning assets .........................     2.92          2.75
Net interest margin .................................     4.53          4.94
Net interest margin - tax equivalent ................     4.80          5.19


         At March 31, 2000, Omega had $378,262,000 of earning assets scheduled to reprice over the next twelve months as compared to $471,841,000 in interest bearing liabilities, resulting in a negative gap of $93,579,000, or 8.7% of total assets. In order to predict net interest income at risk over the next twelve months based on hypothetical rate movements, a rate shock simulation was performed on the balance sheet. In the event that interest rates would decrease immediately by 100 basis points, results of the rate shock simulation indicate that Omega's net interest income over the next twelve months would decrease by approximately 1.3%, or $587,000. Conversely, the results of a rate shock simulation of an immediate 100 basis point increase in interest rates indicates an increase in net interest income of approximately $594,000, or 1.3% over a twelve-month period. These simulations assume no volume or mix changes in the balance sheet.

                                         Other Income and Expense
                                         ------------------------

         Three months ended March 31, 2000 and 1999

         Total other income increased $273,000, or 10.4% in the first quarter of 2000 as compared to the same period in 1999. Excluding gains on sales of assets which was $232,000 less in the first quarter of 2000 than in the first quarter of 1999, other income increased by $505,000, or 20.9%. Fees on trust services increased by $144,000 or 19.0%, when compared to the first quarter of 1999, while fees on deposits increased by $37,000, or 4.4%. In the fourth quarter of 1999, a Bank Owned Life Insurance (BOLI) policy was purchased. Proceeds from this policy will be used to fund supplemental retirement plans for certain key executives. Earnings on the cash surrender value were $251,000 in the first quarter of 2000, contributing to the increase in other operating income of $324,000, or 39.6%.

         As a percentage of average assets, annualized other income net of security gains and losses was 1.09% for the first quarter of 2000 as compared to .92% in 1999.

         Other expenses were $325,000, or 3.9% higher for the first quarter of 2000 than for the same period in 1999. Salaries and employee benefits were $133,000, or 2.9% higher in 2000 than in 1999. All other expenses increased by a total of $192,000, or 5.3%, due, in part, because legal and other professional service fees were $112,000 higher in 2000 than in the first quarter of 1999.

         As a percentage of average assets, annualized expenses for the quarter ended March 31, 2000 were 3.25% as compared to 3.15% in 1999.

2.       Investment Securities

         Management of the investment portfolio entails evaluation and realignment of the size and mix of the portfolio in order to balance various characteristics of the balance sheet, including asset quality, liquidity, yield relationships, maturity and tax planning. The following schedule details characteristics of the investment portfolio as of March 31, 2000 and December 31, 1999.


                                                  Securities Classified as Available for Sale
                                                  -------------------------------------------
                                                                Gross         Gross     Estimated
                                              Amortized       Unrealized    Unrealized    Market
March 31, 2000                                  Cost            Gains         Losses      Value
----------------------------------------------------------------------------------------------------
U.S. Treasury securities and
    obligations of other U.S. Govern-
    ment agencies and corporations .......   $114,731                $4       $(1,215)   $113,520
Obligations of state and
    political subdivisions ...............     79,185                34        (1,561)     77,658
Corporate securities .....................     48,092                12          (463)     47,641
Mortgage backed securities ...............     11,206                 6          (192)     11,020
Equity securities ........................      7,074             2,954          (493)      9,535
                                             --------            ------       -------    --------
Total ....................................   $260,288            $3,010       $(3,924)   $259,374
                                             ========            ======       =======    ========


                                                  Securities Classified as Available for Sale
                                                  -------------------------------------------
                                                                Gross         Gross     Estimated
                                              Amortized       Unrealized    Unrealized    Market
March 31, 2000                                  Cost            Gains         Losses      Value
----------------------------------------------------------------------------------------------------
Investment in low-income housing .........        589            -            -              589
Equity securities (non-marketable) .......      4,359            -            -            4,359
                                             --------            ------       -------     ------
Total ....................................     $4,948            $-           $-          $4,948
                                             ========            ======       =======     ======


                                                  Securities Classified as Available for Sale
                                                  -------------------------------------------
                                                                Gross         Gross     Estimated
                                              Amortized       Unrealized    Unrealized    Market
December 31, 1999                               Cost            Gains         Losses      Value
----------------------------------------------------------------------------------------------------
U.S. Treasury securities and
    obligations of other U.S. Govern-
    ment agencies and corporations .......   $119,737            $   12       $(1,003)    $118,746
Obligations of state and
    political subdivisions ...............     80,381                68        (1,234)      79,215
Corporate securities .....................     47,135                69          (431)      46,773
Mortgage backed securities ...............     12,454                18           (50)      12,422
Equity securities ........................      6,766             3,998          (202)      10,562
                                             --------            ------       -------     --------
Total ....................................   $266,473            $4,165       $(2,920)    $267,718
                                             ========            ======       =======     ========


                                                  Securities Classified as Available for Sale
                                                  -------------------------------------------
                                                                Gross         Gross     Estimated
                                              Amortized       Unrealized    Unrealized    Market
December 31, 1999                               Cost            Gains         Losses      Value
----------------------------------------------------------------------------------------------------
Investment in low-income housing .........        592            -            -              592
Equity securities (non-marketable) .......      4,359            -            -            4,359
                                             --------            ------       -------     ------
Total ....................................     $4,951            $-           $-          $4,951
                                             ========            ======       =======     ======


     Total investment securities as a percentage of total assets at March 31, 2000 and December 31, 1999 were 24.5% and 25.9%, respectively. Securities maturing or repricing in one year or less comprised 28.2% of the total investment securities of $264,322,000 as of March 31, 2000, as compared to 26.9% of total investment securities of $272,669,000 as of December 31, 1999. There was $215,000 in investments in instruments of foreign countries on March 31, 2000.

3.   Interest Bearing Deposits with Other Financial Institutions

     As of March 31, 2000, Omega had $758,000 in interest bearing deposits with other financial institutions. There were no investments in instruments issued by U.S. branches of banks of foreign countries or deposits in banks of foreign countries included in the March 31, 2000 Consolidated Balance Sheet.

4.   Loans

     Net loans in the first three months of 2000 increased by $9,265,000, or 1.3% from the balance at December 31, 1999, bringing the total to $702,348,000 at March 31, 2000. All types of loans have increased, with commercial loans leading the growth.

     Changes in the allowance for loan losses for the three months ended March 31, 2000 and 1999 were as follows (in thousands):


                                                                         2000                  1999
                                                                     -------------        --------------
         Balance at January 1.....................................     $11,865               $11,772

         Charge-offs..............................................        (120)                 (174)
         Recoveries...............................................          47                    36
                                                                       -------               -------
             Net charge-offs......................................         (73)                 (138)

         Provision for loan losses................................         143                   265
                                                                      --------               -------

         Balance at March 31......................................     $11,935               $11,899
                                                                       =======               =======


         Management believes that the allowance for loan losses is adequate, based upon its analysis of the loans, current economic conditions and certain risk characteristics of the loan portfolio. This determination is made through a structured review of impaired loans, non-performing loans and certain performing loans designated as potential problems. The allowance for loan losses at March 31, 2000 and 1999 represented 1.67% and 1.62%, respectively, of the total loans outstanding, net of unearned interest.

         Set forth below is an analysis of Omega's non-performing loans as of March 31, 2000 as compared to December 31, 1999.

                                                              Non-performing Loans
                                                              --------------------
                                                                 (In thousands)

                                                                      March 31,           December 31,
                                                                        2000                  1999
                                                                     -----------          ------------
         Non-accrual loans........................................      $2,094                 $2,640
         Accruing loans past due 90 days or more..................         251                    619
         Restructured loans.......................................         178                    184
                                                                        ------                 ------
         Total non-performing loans...............................      $2,523                 $3,443
                                                                        ======                 ======
         Non-performing loans as percent of allowance.............        21.1%                 29.0%


         The decrease in non-performing loans from December 31, 1999 to March 31, 2000 is primarily due to the significant recovery of principal on several non-accrual loans and a 59.5% reduction in delinquent loans.

5.       Deposits and Other Sources of Funds

         Deposits provide the primary source of funding for loans and investment securities. As of March 31, 2000, total deposits increased by $13,687,000 or 1.6%, as compared to December 31, 1999. Interest bearing deposits have increased by $10,292,000 and non-interest bearing accounts have increased by $3,395,000, or 2.8%. For additional funding, short term borrowings have been increased by $9,664,000.

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



                                                                      MINIMUM REQUIREMENT           MINIMUM REGULATORY
                                                                         FOR CAPITAL                REQUIREMENTS TO BE
                                               ACTUAL                  ADEQUACY PURPOSES            "WELL CAPITALIZED"
                                       --------------------         -----------------------        ----------------------
OMEGA FINANCIAL CORPORATION            AMOUNT         RATIO         AMOUNT           RATIO         AMOUNT           RATIO
                                       ------         -----         -------          ------        -------         -------
As of March 31, 2000:
    Total Capital                      160,714        22.5%         $57,025            8.0%        $71,282           10.0%
        (to Risk Weighted Assets)
    Tier I Capital                     151,763        21.3%          28,513            4.0%         42,769            6.0%
        (to Risk Weighted Assets)
    Tier I Capital                     151,763        14.4%          42,299            4.0%         52,874            5.0%
        (to Average Assets)

As of December 31, 1999:
    Total Capital                      158,528        22.5%         $56,420            8.0%        $70,525           10.0%
        (to Risk Weighted Assets)

    Tier I Capital                     149,671        21.2%          28,210            4.0%         42,315            6.0%
        (to Risk Weighted Assets)
    Tier I Capital                     149,671        14.1%          42,508            4.0%         53,135            5.0%
        (to Average Assets)

OMEGA BANK
As of March 31, 2000:
    Total Capital                       85,999        21.4%         $32,088            8.0%        $40,110           10.0%
        (to Risk Weighted Assets)
    Tier I Capital                      80,978        20.2%          16,044            4.0%         24,066            6.0%
        (to Risk Weighted Assets)
    Tier I Capital                      80,978        13.7%          23,567            4.0%         29,458            5.0%
        (to Average Assets)

As of December 31, 1999:
    Total Capital                       85,099        21.3%         $31,976            8.0%        $39,970           10.0%
        (to Risk Weighted Assets)
    Tier I Capital                      80,097        20.0%          15,988            4.0%         23,982            6.0%
        (to Risk Weighted Assets)
    Tier I Capital                      80,097        13.6%          23,536            4.0%         29,420            5.0%
        (to Average Assets)




HOLLIDAYSBURG TRUST COMPANY
As of March 31, 2000:
    Total Capital                       37,866        20.4%         $14,864            8.0%        $18,580           10.0%
        (to Risk Weighted Assets)
    Tier I Capital                      35,530        19.1%           7,432            4.0%         11,148            6.0%
        (to Risk Weighted Assets)
    Tier I Capital                      35,530        13.2%          10,766            4.0%         13,457            5.0%
        (to Average Assets)

As of December 31, 1999:
    Total Capital                       37,171        20.5%         $14,536            8.0%        $18,170           10.0%
        (to Risk Weighted Assets)
    Tier I Capital                      34,885        19.2%           7,268            4.0%         10,902            6.0%
        (to Risk Weighted Assets)
    Tier I Capital                      34,885        12.9%          10,780            4.0%         13,476            5.0%
        (to Average Assets)

PENN CENTRAL NATIONAL BANK
As of March 31, 2000:
    Total Capital                       25,454        23.6%          $8,635            8.0%        $10,794           10.0%
        (to Risk Weighted Assets)
    Tier I Capital                      24,086        22.3%           4,318            4.0%          6,477            6.0%
        (to Risk Weighted Assets)
    Tier I Capital                      24,086        13.3%           7,225            4.0%          9,031            5.0%
        (to Average Assets)

As of December 31, 1999:
    Total Capital                       25,452        24.0%          $8,502            8.0%        $10,627           10.0%
        (to Risk Weighted Assets)
    Tier I Capital                      24,105        22.7%           4,251            4.0%          6,376            6.0%
        (to Risk Weighted Assets)
    Tier I Capital                      24,105        13.1%           7,349            4.0%          9,186            5.0%
        (to Average Assets)


         Pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), the FDIC has issued a rule which sets the capital level for each of the five capital categories established in FDICIA. As required by FDICIA, the regulations specify the levels at which an insured institution would be considered "well capitalized", "adequately capitalized", "undercapitalized", "significantly undercapitalized", or "critically undercapitalized". At March 31, 2000, Omega and each of its banking subsidiaries met the regulatory definition of a "well capitalized" financial institution, i.e., a leverage ratio exceeding 5%, Tier 1 capital exceeding 6% and total capital exceeding 10%.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Omega is impacted by market risks, and has procedures in place to evaluate and mitigate these risks. These market risks and Omega's procedures are described in the Management's Discussion and Analysis section of the 1999 Annual Report to Shareholders. There have been no material changes in the market risks that impact Omega or their procedures relative to these risks, since December 31, 1999.

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

                                          OMEGA FINANCIAL CORPORATION
                                          ----------------------------
                                                  (Registrant)

         ________________________     By:_____________________________
                  Date                     David B. Lee
                                           Chairman and
                                           Chief Executive Officer

         ________________________     _________________________________
                            Date           JoAnn N. McMinn
                                           Senior Vice President and
                                           Controller
                                           (Principal Accounting Officer)