Form 10-Q
period 2000-06-30
OMEGA FINANCIAL CORP /PA/
filed 2000-08-11
CIK 705671

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON DC 20549

                                    FORM 10-Q

(Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

                                       or

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ______________ to ______________

                           Commission File No. 0-13599

                         Omega Financial Corporation

         -------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

             Pennsylvania                            25-1420888
   --------------------------------        -------------------------------
    (State or other jurisdiction          (IRS Employer Identification No.)
   or incorporation of organization)


                     366 Walker Drive
               State College, Pennsylvania                16801
          --------------------------------------         --------
         (Address of principal executive offices)       (Zip Code)

                                 (814) 231-7680
                         -----------------------------
                         Registrant's Telephone Number,
                               Including Area Code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was requested to file such reports), and (2) has been subject to such filing requirements for the past sixty days. Yes __X__ No ____

          The number of shares outstanding of each of the Registrant's classes of common stock as of August 9, 2000:
                Common Stock, $5.00 par value - 8,694,557 shares

PART I. Financial Information
Item 1. Financial Statements

                  OMEGA FINANCIAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                       JUNE 30,     DECEMBER 31,
ASSETS                                                   2000           1999
                                                     -----------    -----------
Cash and due from banks                              $    40,843    $    36,580

Interest bearing deposits with other banks                   818            872
Federal funds sold                                        30,650          1,975

Investment securities held to maturity
  (Market value:
  $5,008 and $4,951, respectively)                         5,008          4,951
Investment securities available for sale                 251,384        267,718

Total loans                                              723,343        705,241
  Less: Unearned discount                                   (194)          (293)
        Allowance for loan losses                        (11,986)       (11,865)
                                                     -----------    -----------
Net loans                                                711,163        693,083

Premises and equipment, net                               14,307         14,644
Other assets                                              36,303         33,580
                                                     ===========    ===========
TOTAL ASSETS                                         $ 1,090,476    $ 1,053,403
                                                     ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
  Non-interest bearing                               $   131,805    $   119,391
  Interest bearing                                       742,614        732,204
                                                     -----------    -----------
Total deposits                                           874,419        851,595

Short-term borrowings                                     40,006         28,527
Other liabilities                                         12,432         10,919
ESOP debt                                                  3,492          3,611
Long-term debt                                             7,000          7,000
Other interest bearing liabilities                           596            600
                                                     -----------    -----------
TOTAL LIABILITIES                                        937,945        902,252

Preferred stock, par value $5.00 per share:
  Authorized - 5,000,000 shares;
  Issued and outstanding -
    219,781 shares Series A Convertible                    5,000          5,000
Unearned compensation related to ESOP debt                (2,502)        (2,625)
Common stock, par value $5.00 per share:
  Authorized - 25,000,000 shares
  Issued -
    9,315,372 shares at June 30, 2000;
    9,259,782 shares at December 31, 1999
  Outstanding -
    8,734,757 shares at June 30, 2000;
    8,774,507 shares at December 31, 1999                 46,577         46,299
Capital surplus                                            5,744          4,825
Retained earnings                                        116,796        113,204
Accumulated other comprehensive (loss) income               (374)           817
Cost of common stock in treasury
    580,615 shares at June 30, 2000;
    485,275 shares at December 31, 1999                  (18,710)       (16,369)
                                                     -----------    -----------
TOTAL SHAREHOLDERS' EQUITY                               152,531        151,151
                                                     ===========    ===========
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY           $ 1,090,476    $ 1,053,403
                                                     ===========    ===========

                  OMEGA FINANCIAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                        (In thousands, except share data)

                                               Three Months Ended           Six Months Ended
                                                    June 30,                    June 30,
                                             ----------------------      ----------------------
                                               2000          1999          2000          1999
                                             --------      --------      --------      --------
INTEREST INCOME:
Interest and fees on loans                   $ 14,969      $ 14,584      $ 29,571      $ 29,932
Interest and dividends on
  investment securities                         3,599         3,447         7,175         6,900
Other interest income                             412           475           603           680
                                             --------      --------      --------      --------
TOTAL INTEREST INCOME                          18,980        18,506        37,349        37,512

INTEREST EXPENSE:
Interest on deposits                            6,898         6,561        13,553        13,048
Interest on short-term borrowings                 570           285           981           473
Interest on long-term debt and
  other interest bearing liabilities              128            72           246           142
                                             --------      --------      --------      --------
TOTAL INTEREST EXPENSE                          7,596         6,918        14,780        13,663
                                             --------      --------      --------      --------
NET INTEREST INCOME                            11,384        11,588        22,569        23,849
Provision for loan losses                         142           340           285           605
                                             --------      --------      --------      --------
INCOME FROM CREDIT ACTIVITIES                  11,242        11,248        22,284        23,244
OTHER INCOME:
Service fees on deposit accounts                  907           881         1,784         1,721
Trust fees                                        710           767         1,613         1,526
Gain on sale of loans and other assets             (6)        1,509           (35)        1,511
Net gains on investment securities                194           (97)          194           104
Other                                           1,342           947         2,484         1,765
                                             --------      --------      --------      --------
TOTAL OTHER INCOME                              3,147         4,007         6,040         6,627

OTHER EXPENSE:
Salaries and employee benefits                  4,769         4,634         9,516         9,248
Net occupancy expense                             523           555         1,077         1,142
Equipment expense                                 561           546         1,128         1,060
Data processing service                           365           390           728           771
Other                                           2,433         2,221         4,784         4,382
                                             --------      --------      --------      --------
TOTAL OTHER EXPENSE                             8,651         8,346        17,233        16,603
                                             --------      --------      --------      --------
Income before taxes                             5,738         6,909        11,091        13,268
Income tax expense                              1,476         1,969         2,855         3,849
                                             --------      --------      --------      --------
NET INCOME                                   $  4,262      $  4,940      $  8,236      $  9,419
                                             ========      ========      ========      ========

NET INCOME PER COMMON SHARE:
  Basic                                      $   0.47      $   0.55      $   0.91      $   1.04
  Diluted                                    $   0.46      $   0.53      $   0.89      $   1.00
WEIGHTED AVERAGE SHARES AND EQUIVALENTS:
  Basic                                     8,802,849     8,840,120     8,796,001     8,896,632
  Diluted                                   9,204,097     9,342,334     9,209,119     9,411,412


                  OMEGA FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                             SIX MONTHS ENDED
                                                                 JUNE 30,
                                                           --------------------
                                                             2000        1999
                                                           --------    --------
Cash flows from operating activities:
  Net income                                               $  8,236    $  9,419
  Adjustments to reconcile net income to
      net cash provided by operating activities:
    Depreciation and amortization                             1,093       1,174
    Provision for loan losses                                   285         605
    Gain on sale of investment securities                      (194)       (104)
    Gain on sale of fixed assets
       and other property owned                                  (2)         (2)
    Loss (gain) on sale of loans                                 37         (99)
    Gain on sale of branch                                     --        (1,410)
    Increase in deferred tax asset                             (168)       (355)
    Increase in cash surrender value of
      bank owned life insurance                                (480)       --
    Decrease (Increase) in interest
      receivable and other assets                            (1,483)      1,758
    Decrease in interest payable                             (1,076)        (75)
    Increase (decrease) in taxes payable                        678        (402)
    Amortization of deferred net loan fees                       57         224
    Deferral of net loan fees (costs)                            32        (282)
    Increase in accounts payable
       and accrued expenses                                   1,816       6,038
                                                           --------    --------
      Total adjustments                                         595       7,070
                                                           --------    --------
Net cash provided by operating activities                     8,831      16,489

Cash flows from investing activities:
  Proceeds from the sale or maturity of:
    Interest bearing deposits with other banks               16,818      17,340
    Investment  securities available for sale                49,702      29,520
    Investment  securities held to maturity                    --        10,486
  Purchase of:
    Interest bearing deposits with other banks              (16,764)    (23,564)
    Commercial paper                                           --        (4,856)
    Investment securities held to maturity                      (62)     (1,212)
    Investment securities available for sale                (35,118)    (63,205)
  Increase  in loans                                        (18,544)     (4,303)
  Gross proceeds from sale of loans                              53      22,725
  Proceeds from sale of branch                                 --         1,000
  Capital expenditures                                         (630)       (546)
  Sale of fixed assets and other property owned                  46         164
  Increase in federal funds sold                            (28,675)    (16,200)
                                                           --------    --------
Net cash used in investing activities                       (33,174)    (32,651)

Cash flows from financing activities:
  Increase in deposits, net                                  22,824       9,699
  Increase in short-term borrowings, net                     11,479      11,197
  Issuance of long term debt                                   --         2,000
  Net change in other interest bearing liabilities               (4)        (39)
  Dividends paid                                             (4,590)     (4,141)
  Tax benefit from preferred stock dividend
     and stock option activity                                   41         229
  Issuance of common stock                                    1,197       2,085
  Acquisition of treasury stock                              (2,341)     (8,672)
                                                           --------    --------
Net cash provided by financing activities                    28,606      12,358
                                                           ========    ========
Net  increase (decrease) in cash and due from banks        $  4,263    $ (3,804)
                                                           ========    ========

Cash and due from banks at beginning of period             $ 36,580    $ 40,066
Cash and due from banks at end of period                     40,843      36,262
                                                           ========    ========
Net  increase (decrease) in cash and due from banks        $  4,263    $ (3,804)
                                                           ========    ========

Interest paid                                              $ 15,856    $ 13,738
Income taxes paid                                             2,305       4,090

                  OMEGA FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

SIX AND THREE MONTHS ENDED JUNE 30, 2000 AND 1999

A.   Basis of Presentation:

     The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the six months and three months ended June 30, 2000 are not necessarily indicative of the results that may be experienced for the year ending December 31, 2000 or any other interim period. For further information, refer to the Consolidated Financial Statements and Footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

     The accompanying Consolidated Financial Statements include Omega Financial Corporation (Omega), a bank holding company, and the combined results of its wholly owned banking and non-banking subsidiaries.

B.   Commitments and Contingent Liabilities:

     In the ordinary course of business, Omega and its subsidiaries make commitments to extend credit to their customers. At June 30, 2000 and December 31, 1999 standby letters of credit issued and outstanding amounted to $16,979,000 and $17,022,000, respectively. These letters of credit are not reflected in the accompanying financial statements. Management does not anticipate any significant losses as a result of these transactions.

     At June 30, 2000, the Corporation had $151,350,000 outstanding in unused lines of credit commitments extended to its customers. Of this amount, $37,743,000, or 24.9%, are commitments to consumers for home equity and other lines of credit. The remainder, $113,607,000, are commercial commitments.

C.   Comprehensive Income:

     Components of comprehensive income (loss) consist of the following:

                                               Six Months Ended June 30, 2000
                                             -----------------------------------
                                              Before    Tax Expense
                                               Tax          or        Net-of-Tax
                                              Amount     (Benefit)      Amount
                                             --------     --------     --------
Net income                                   $ 11,091     $  2,855     $  8,236
Other comprehensive income:
Unrealized gains on available
  for sale securities:
Unrealized holding losses arising
  during the period                            (1,638)        (573)      (1,065)
Less reclassification adjustment
  for gains included in net income               (194)         (68)        (126)
                                             --------     --------     --------
Other comprehensive income (loss)              (1,832)        (641)      (1,191)
                                             --------     --------     --------
Total comprehensive income                   $  9,259     $  2,214     $  7,045
                                             ========     ========     ========

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

                       Computations of Earnings per Share
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                       Six Months Ended June 30, 2000         Six Months Ended June 30, 1999
                                     -----------------------------------    -----------------------------------
                                       Income       Shares     Per-Share     Income       Shares      Per-Share
                                     Numerator   Denominator     Amount     Numerator   Denominator     Amount
                                     ---------   -----------   ---------    ---------   -----------   ---------
Net income                             $8,236                                $9,419
Less: Preferred stock dividends          (198)                                 (198)

BASIC EPS
Income available to common
    shareholders                        8,038      8,796         $0.91        9,221        8,897        $1.04


EFFECT OF DILUTIVE SECURITIES
Impact of:
  Assumed conversion of preferred
      to common stock                                346                                     346
  Assumed exercises of outstanding
      options                                         67                                     168
Preferred stock dividends
    available to common
    shareholders                          198                                   198
Elimination of tax benefit of
    allocated preferred dividends         (33)                                  (29)
Additional expense required to fund
    ESOP debt, net of tax impact          (14)                                  (25)

DILUTED EPS
Income available to common
    shareholders plus assumed
    conversions                        $8,189      9,209         $0.89       $9,365        9,411        $1.00



                                       Three Months Ended June 30, 2000       Three Months Ended June 30, 1999
                                     -----------------------------------    -----------------------------------
                                       Income       Shares     Per-Share     Income       Shares      Per-Share
                                     Numerator   Denominator     Amount     Numerator   Denominator     Amount
                                     ---------   -----------   ---------    ---------   -----------   ---------
Net income                             $4,262                                $4,940
Less: Preferred stock dividends           (99)                                  (99)

BASIC EPS
Income available to common
    shareholders                        4,163       8,803        $0.47        4,841        8,840       $0.55

EFFECT OF DILUTIVE SECURITIES
Impact of:
   Assumed conversion of preferred
      to common stock                                346                                     346
   Assumed exercises of outstanding
      options                                         55                                     156
Preferred stock dividends
    available to common
    shareholders                           99                                    99
Elimination of tax benefit of
    allocated preferred dividends         (17)                                  (15)
Additional expense required to fund
    ESOP debt, net of tax impact           (6)                                  (10)

DILUTED EPS
Income available to common
     shareholders plus assumed
     conversions                       $4,239       9,204        $0.46       $4,915        9,342       $0.53


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

        Forward Looking Statements

        The information in this Report on Form 10-Q contains forward looking statements (as such term is defined in the Securities Exchange Act of 1934 and the regulations thereunder), including without limitation, statements as to the future loan and deposit volumes, the allowance and provision for possible loan losses, future interest rates and their effect on Omega's financial condition or results of operations, the classification of Omega's investment portfolio, statements concerning other risks or as to trends or management's beliefs, expectations or opinions and other statements other than historical facts. Such forward looking statements are subject to risks and uncertainties and may be affected by various factors which may cause actual results to differ materially from those in the forward looking statements. In addition to the factors discussed in this report, certain risks, uncertainties and other factors, including without limitation, risks arising from economic conditions and related uncertainties, changes in interest rates, federal and state regulation, competition, the adequacy of the allowance and provision for loan losses, and other risks are discussed in this Report on Form 10-Q, Omega's 1999 Annual Report or in Omega's Annual Report on Form 10-K for the year ended December 31, 1999. Copies of these reports may be obtained from Omega upon request and without charge (except for the exhibits thereto) as described above.

--------------------------------------------------------------------------------
1.      Comparison of the Six and Three Months Ended June 30, 2000 and 1999

                               Operations Overview

        A. Six months ended June 2000 and 1999

        For the first six months of 2000, income before taxes decreased by $2,177,000, or 16.4%, compared to the same period in 1999. Income from credit activities decreased $960,000, or 4.1%. Non-interest income decreased $587,000 or 8.9% while non-interest expense increased $630,000, or 3.8%. Several significant non-recurring events took place in 1999 that must be considered when comparing financial results between the two periods. They are:

          o The sale of a branch office in June 1999 resulting in a total pre-tax gain of $1,410,000.

          o The sale of a block of mortgage loans in June 1999 with a pre-tax gain of $106,000, and total impact of $206,000.

          o The collection of $450,000 of interest on long-time non-accrual loans in January 1999.

        Detailed analysis of the impact of these events are included in the discussion following.

        The tax provision for the first six months of 2000 decreased by $994,000, or 25.8% when compared to the first six months of 1999. The effective tax rate fell to 25.7% in 2000 from 29.0% in 1999, as a result of an increase in tax-exempt income due in part to higher levels of tax-exempt investments in 2000 than in 1999. Net income decreased by $1,183,000, or 12.6%, in the first six months of 2000 as compared to the same period in 1999. Excluding the non-recurring items listed above, net income in 2000 would compare favorably to 1999 by $165,000, or 2.0%.

        B. Three months ended June 30, 2000 and 1999

        The second quarter's income before income taxes decreased $1,171,000, or 17.0%, when compared to the same period in 1999. Non-interest income decreased $860,000, or 21.5% and non-interest expense increased by $305,000, or 3.7%.

        After the income tax provision (which decreased by $493,000, or 25.0% compared to the same period in 1999) was deducted from earnings, net income was $678,000, or 13.7%, lower than the second quarter of 1999. The effective tax rate for the second quarter of 2000 was 25.7%, as compared to the second quarter of 1999 of 28.5%.

        Exclusive of the gains recorded from the sales of a branch office and a block of mortgage loans in the second quarter of 1999, net income in the second quarter of 2000 exceeded net income in the second quarter of 1999 by $372,000, or 9.7%.

        Following are selected key ratios for the period:

--------------------------------------------------------------------------------
                                         Three Months Ended    Six Months Ended
                                                June 30              June 30
                                         ------------------    -----------------
                                           2000      1999       2000       1999
                                         --------  --------    --------  -------
Return on average assets (annualized)..     1.58%     1.85%       1.54%    1.78%
Return on average equity (annualized)..    11.10     12.88       10.73    12.19
Dividend payout ratio (common).........    53.66     42.83       54.48    43.37
Average equity to average assets.......    14.25     14.33       14.38    14.58
--------------------------------------------------------------------------------

                               Net Interest Income

        A. Six months ended June 30, 2000 and 1999

        Omega's net interest income for the first six months of 2000 declined by $1,280,000, or 5.4%. Average earning assets decreased by $5,491,000 when compared to June 1999. It must be noted that the average earning assets through June of 1999 included loans of approximately $34,000,000 which were sold as part of the branch or mortgage sales completed in June of 1999. Since that time, average loans outstanding have grown to within $5,000,000 of the pre-sale levels. New volumes of commercial loans have replaced the residential and other consumer loans that were sold. Also affecting average earning assets in 2000 is a $20,000,000 investment in a Bank Owned Life Insurance (BOLI) plan. This reduces the excess funds available to invest in securities or money market instruments, and earnings from the BOLI are reported as non-interest income. Of the $1,280,000 reduction in net interest income in 2000 compared to 1999, $562,000 is due to volume changes or reductions (loan sales and BOLI), while the remainder is due to rate differences. In 1999, $450,000 of previously unaccrued interest was collected, inflating the composite rate on earning assets by 9 basis points. See the chart below for a comparison of the components of the net interest margin.

        B. Three months ended June 30, 2000 and 1999

        The net interest margin, at 4.52% for the second quarter of 2000, was 5 basis points lower than the second quarter of 1999, with a $6,641,000 or 0.7% decrease in average earning assets resulting in a 1.8% decrease in net interest income. Yield on earning assets in the second quarter of 2000 declined by 25 basis points when compared to 1999's second quarter, while cost of funding increased by 30 basis points.

        Following are key net interest margin ratios (annualized):

--------------------------------------------------------------------------------
                                            Three Months Ended  Six Months Ended
                                                  June 30           June 30
                                            ------------------  ---------------
                                              2000      1999     2000    1999
                                            --------   -------  ------  -------
Yield on average earning assets.........      7.55%     7.30%    7.50%   7.50%
Cost to fund earning assets.............      3.03      2.73     2.98    2.74
Net interest margin.....................      4.52      4.57     4.52    4.76
Net interest margin - tax equivalent....      4.79      4.82     4.79    5.01
--------------------------------------------------------------------------------

        At June 30, 2000, Omega had $385,923,000 of earning assets scheduled to reprice over the next twelve months as compared to $490,629,000 in interest bearing liabilities, resulting in a negative gap of $104,706,000, or 9.6% of assets. In order to predict net interest income at risk over the next twelve months based on hypothetical rate movements, a rate shock simulation was performed on the balance sheet. In the event that interest rates would decrease immediately by 100 basis points, results of the rate shock simulation suggest that Omega's net interest income over the next twelve months would decrease by approximately 1.1%, or $482,000. Conversely, the results of a rate shock simulation of an immediate 100 basis point increase in interest rates indicates an increase in net interest income of approximately $488,000, or 1.1% over a twelve-month period.

        These simulations assume no volume or mix changes in the balance sheet.

                            Other Income and Expense

        A. Six months ended June 30, 2000 and 1999

        Other income decreased $587,000, or 8.9% in the first six months of 2000 as compared to the same period in 1999. Excluding gains resulting from sales of investment securities and other assets, normal operating non-interest income rose by $869,000, or 17.3%. This represents increases in service fees on deposits, loans and trust relationships. In the fourth quarter of 1999, a BOLI was purchased. Proceeds from this policy are being used to fund supplemental retirement plans for certain key executives. Earnings on the cash surrender value of the BOLI, which totaled $597,000 through June 30, accounted for 69% of the increased non-interest income. The gains resulting from the sale of a branch office and a block of mortgage loans in 1999 inflated earnings from prior year, causing a negative variance in 2000 of $1,521,000 in gains on the sale of loans and other assets. Investment security gains in 2000 exceeded those in 1999 by $90,000, or 86.5%.

        As a percentage of average assets, annualized other income net of security gains and losses was 1.10% for the first six months of 2000 as compared to 1.23 % in 1999. Exclusive of the gains resulting from the sale of the branch office, this ratio would have been .96% in 1999.

        Other expenses were $630,000, or 3.8% higher for the first six months of 2000 than for the same period in 1999. Salaries and employee benefits were $268,000, or 2.9% higher in 2000 than in 1999. Occupancy and equipment expenses have remained the same in 2000 as in 1999. Other expense increased by $402,000, or 9.1% in the first six months of 2000 as compared to 1999. This is due in part to legal expense and increased life insurance claims.

        As a percentage of average assets, annualized expenses for the period ended June 30, 2000 were 3.23% and were 3.13% for the same period in 1999.

        B. Three months ended June 30, 2000 and 1999

        Other income decreased $860,000, or 21.5% in the second quarter of 2000 as compared to the same period in 1999. Exclusive of the $1,521,000 gain on the sale of the branch office and loans in 1999, other income for the quarter would have increased by $661,000. Service fees on deposit accounts increased by 2.95% while trust fees declined by 7.4%. Earnings on the cash surrender value of the BOLI were $346,000 during the second quarter of 2000.

        As a percentage of average assets, annualized other income net of security gains and losses was 1.10% for the second quarter of 2000 as compared to 1.53 % in 1999. Exclusive of the gains resulting from the sale of the branch office, this ratio would have been 1.00% in the second quarter of 1999.

        Other expenses were $305,000, or 3.7% higher for the second quarter of 2000 than for the same period in 1999. Salaries and employee benefits were $135,000, or 2.9% higher in 2000 than in 1999. Occupancy and equipment expenses have remained flat.

        Other non-interest expenses have increased by 9.5%.

        As a percentage of average assets, annualized expenses for the quarter ended June 30, 2000 were 3.21% and were 3.12% for the same period in 1999.

2.      Investment Securities

        Management of the investment portfolio entails evaluation and realignment of the size and mix of the portfolio in order to balance various characteristics of the balance sheet, including asset quality, liquidity, yield relationships, maturity and tax planning. The following schedule details characteristics of the investment portfolio as of June 30, 2000 and December 31, 1999.

                   Securities Classified as Available for Sale

                                                                Gross          Gross        Estimated
                                              Amortized      Unrealized      Unrealized       Market
June 30, 2000                                    Cost           Gains          Losses         Value
                                            -------------------------------------------------------------
U.S. Treasury securities and
  obligations of other U.S. Govern-
  ment agencies and corporations              $108,695         $   20        ($  953)       $107,762
Obligations of state and
  political subdivisions                        78,544             36         (1,307)         77,273
Corporate securities
Mortgage backed securities
Equity securities                               13,518             18           (135)         13,401
                                                 7,043          2,650           (528)          9,165
                                            -------------------------------------------------------------
Total                                         $251,970         $2,743        ($3,329)       $251,384
                                            =============================================================

                    Securities Classified as Held to Maturity

                                                                Gross          Gross        Estimated
                                              Amortized      Unrealized      Unrealized       Market
June 30, 2000                                    Cost           Gains          Losses         Value
                                            -------------------------------------------------------------
Investment in low-income housing                  $649            --             --         $    649
Equity securities (non-marketable)                                --             --
                                                 4,359                                         4,359
                                            -------------------------------------------------------------
Total                                           $5,008         $  --          $  --         $  5,008
                                            =============================================================


                   Securities Classified as Available for Sale

                                                                Gross          Gross        Estimated
                                              Amortized      Unrealized      Unrealized       Market
December 31, 1999                                Cost           Gains          Losses         Value
                                            -------------------------------------------------------------
                                            -------------------------------------------------------------
U.S. Treasury securities and
  obligations of other U.S. Govern-
  ment agencies and corporations              $119,737         $   12        ($1,003)       $118,746
Obligations of state and
  political subdivisions                        80,381             68         (1,234)         79,215
Corporate securities                            47,135             69           (431)         46,773
Mortgage backed securities                      12,454             18                         12,422
Equity securities                                6,766          3,998           (202)         10,562
                                            -------------------------------------------------------------
Total                                         $266,473         $4,165        ($2,920)       $267,718
                                            =============================================================

                    Securities Classified as Held to Maturity

                                                                Gross          Gross        Estimated
                                              Amortized      Unrealized      Unrealized       Market
December 31, 1999                                Cost           Gains          Losses         Value
                                            -------------------------------------------------------------
Investment in low-income housing                  $592            --             --         $    592
Equity securities (non-marketable)                                --             --
                                                 4,359                                         4,359
                                            -------------------------------------------------------------
Total                                           $4,951         $  --          $  --         $  4,951
                                            =============================================================

        Total investment securities as a percentage of total assets at June 30, 2000 and December 31, 1999 were 23.5% and 25.9%, respectively. Securities maturing or repricing in one year or less comprised 28.2% of the total investment securities of $256,392,000 as of June 30, 2000, as compared to 26.9% of total investment securities of $272,669,000 as of December 31, 1999. There was $215,000 in investments in instruments of foreign countries on June 30, 2000.

3.      Interest Bearing Deposits with Other Financial Institutions

        As of June 30, 2000, Omega had $818,000 in interest bearing deposits with other banks. There were no investments in instruments issued by U.S. branches of banks of foreign countries or deposits in banks of foreign countries included in the June 30, 2000 consolidated balance sheet.

4.      Loans

        Net loans in the first six months of 2000 increased by $18,080,000, or 2.6% from the balance at December 31, 1999, bringing the total to $711,163,000 at June 30, 2000. Of the increase, $14,463,000, or 80% is commercial loans, $2,170,000, or 12.0% is residential mortgages and the remainder is personal consumer loans.

        Changes in the allowance for loan losses for the six months ended June 30, 2000 and 1999 were as follows (in thousands):

--------------------------------------------------------------------------------
                                                    2000         1999
                                                  -------      -------
         Balance at January 1..................   $11,865      $11,772

         Charge-offs...........................      (258)        (764)
         Recoveries............................        94           63
                                                  -------      -------
             Net charge-offs...................      (164)        (701)

         Provision for loan losses.............       285          605
                                                  -------      -------

         Balance at June 30....................   $11,986      $11,676
                                                  =======      =======
--------------------------------------------------------------------------------

        The allowance for loan losses is considered adequate by management to cover probable uncollectible loans, as shown in the following table depicting non-performing loans. Management is also of the opinion that the level of loan loss provision is adequate to maintain the allowance at an acceptable level. The allowance for loan losses at June 30, 2000 and 1999 represented 1.66% and 1.69%, respectively, of the total loans outstanding, net of unearned interest.

        Set forth below is an analysis of Omega's non-performing loans as of June 30, 2000 as compared to December 31, 1999.

--------------------------------------------------------------------------------
                              Non-performing Loans
                                 (In thousands)

                                                         June 30,   December 31,
                                                           2000         1999
                                                         -------      -------
        Non-accrual loans..............................   $1,898      $2,640
        Accruing loans past due 90 days or more........      349         619
        Restructured loans.............................       69         184
                                                         -------      -------
        Total non-performing loans.....................   $2,316      $3,443
                                                         =======      =======

        Non-performing loans as percent of allowance...    19.3%       29.0%
--------------------------------------------------------------------------------

        The decrease in non-performing loans from December 31, 1999 to June 30, 2000 is primarily due to the significant recovery of principal on several non-accrual loans and a 43.6% reduction in delinquent loans.

5.      Deposits and Other Sources of Funds

        Deposits provide the primary source of funding for loans and investment securities. As June 30, 2000, total deposits increased by $22,824,000 or 2.7%, as compared to December 31, 1999. Of the increase, 54% was non-interest bearing, while the remaining 46% was interest-bearing deposits.

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

                                                                           MINIMUM REQUIREMENT          MINIMUM REGULATORY
                                                                               FOR CAPITAL              REQUIREMENTS TO BE
                                                     ACTUAL                 ADEQUACY PURPOSES           "WELL CAPITALIZED"
                                            ------------------------    ------------------------     -----------------------
OMEGA FINANCIAL CORPORATION                   AMOUNT         RATIO         AMOUNT         RATIO        AMOUNT        RATIO
                                            ----------    ----------    -----------     --------     ----------     -------
As of June 30, 2000:
    Total Capital                             164,212        22.9%        $57,355         8.0%        $71,694        10.0%
        (to Risk Weighted Assets)
    Tier I Capital                            155,209        21.6%         28,677         4.0%         43,016         6.0%
        (to Risk Weighted Assets)
    Tier I Capital                            155,209        14.5%         42,704         4.0%         53,380         5.0%
        (to Average Assets)

As of December 31, 1999:
    Total Capital                             158,528        22.5%        $56,420         8.0%        $70,525        10.0%
        (to Risk Weighted Assets)
    Tier I Capital                            149,671        21.2%         28,210         4.0%         42,315         6.0%
        (to Risk Weighted Assets)
    Tier I Capital                            149,671        14.1%         42,508         4.0%         53,135         5.0%
        (to Average Assets)

OMEGA BANK
As of June 30, 2000:
    Total Capital                              86,969        21.3%        $32,669         8.0%        $40,837        10.0%
        (to Risk Weighted Assets)
    Tier I Capital                             81,857        20.0%         16,335         4.0%         24,502         6.0%
        (to Risk Weighted Assets)
    Tier I Capital                             81,857        13.8%         23,707         4.0%         29,634         5.0%
        (to Average Assets)

As of December 31, 1999:
    Total Capital                              85,099        21.3%        $31,976         8.0%        $39,970        10.0%
        (to Risk Weighted Assets)

    Tier I Capital                             80,097        20.0%         15,988         4.0%         23,982         6.0%
        (to Risk Weighted Assets)
    Tier I Capital                             80,097        13.6%         23,536         4.0%         29,420         5.0%
        (to Average Assets)

HOLLIDAYSBURG TRUST COMPANY
As of June 30, 2000:
    Total Capital                              38,585        21.1%        $14,635         8.0%        $18,293        10.0%
        (to Risk Weighted Assets)
    Tier I Capital                             36,285        19.8%          7,317         4.0%         10,976         6.0%
        (to Risk Weighted Assets)
    Tier I Capital                             36,285        13.2%         10,957         4.0%         13,696         5.0%
        (to Average Assets)

As of December 31, 1999:
    Total Capital                              37,171        20.5%        $14,536         8.0%        $18,170        10.0%
        (to Risk Weighted Assets)
    Tier I Capital                             34,885        19.2%          7,268         4.0%         10,902         6.0%
        (to Risk Weighted Assets)
    Tier I Capital                             34,885        12.9%         10,780         4.0%         13,476         5.0%
        (to Average Assets)

PENN CENTRAL NATIONAL BANK
As of June 30, 2000:
    Total Capital                              25,440        23.6%         $8,636         8.0%        $10,795        10.0%
        (to Risk Weighted Assets)
    Tier I Capital                             24,072        22.3%          4,318         4.0%          6,477         6.0%
        (to Risk Weighted Assets)
    Tier I Capital                             24,072        13.2%          7,287         4.0%          9,109         5.0%
        (to Average Assets)

                                                                           MINIMUM REQUIREMENT          MINIMUM REGULATORY
                                                                               FOR CAPITAL              REQUIREMENTS TO BE
                                                     ACTUAL                 ADEQUACY PURPOSES           "WELL CAPITALIZED"
                                            ------------------------    ------------------------     -----------------------
OMEGA FINANCIAL CORPORATION                   AMOUNT         RATIO         AMOUNT         RATIO        AMOUNT        RATIO
                                            ----------    ----------    -----------     --------     ----------     -------
As of December 31, 1999:
    Total Capital                              25,452        24.0%         $8,502         8.0%        $10,627        10.0%
        (to Risk Weighted Assets)
    Tier I Capital                             24,105        22.7%          4,251         4.0%          6,376         6.0%
        (to Risk Weighted Assets)
    Tier I Capital                             24,105        13.1%          7,349         4.0%          9,186         5.0%
        (to Average Assets)

        Pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), the FDIC has issued a rule that sets the capital level for each of the five capital categories established in FDICIA. As required by FDICIA, the regulations specify the levels at which an insured institution would be considered "well capitalized", "adequately capitalized", "undercapitalized", "significantly undercapitalized", or "critically undercapitalized". At June 30, 2000, Omega and each of its banking subsidiaries met the regulatory definition of a "well capitalized" financial institution, i.e., a leverage ratio exceeding 5%, Tier 1 capital exceeding 6% and total capital exceeding 10%.

7.      Share Repurchase Program

        During the second quarter of 2000, Omega announced a board-approved share repurchase program. Omega is authorized to buy back up to 5% of its common stock over a twelve-month period. The program may be discontinued at any time. On May 23, 2000, when the repurchase program was initiated, there were 8,817,427 common shares outstanding, with 440,871 shares eligible to be repurchased through this program. As of June 30, 2000, 83,040 shares had been repurchased under this program, representing 19% of the approved level.

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

Item 1.  Legal Proceedings
         None

Item 2.  Changes in Securities and Use of Proceeds
         None

Item 3.  Defaults upon Senior Securities
         None

Item 4.  Submission of Matters to a Vote of Security Holders

         The Annual Meeting of Shareholders of Omega was held on April 24, 2000. At the Annual Meeting, the shareholders elected a class of directors for a term of three years, as described below.

         -----------------------------------------------------------------------
                   Name                     For       Withhold Authority
         -----------------------------------------------------------------------
         Raymond F. Agostinelli          7,236,697         102,547
         -----------------------------------------------------------------------
         Merle K. Evey                   7,249,040          90,204
         -----------------------------------------------------------------------
         David B. Lee                    6,960,705         378,539
         -----------------------------------------------------------------------

         The terms of the following directors continued after the annual meeting:

         Robert N. Oliver, Stanton R. Sheetz, Robert A. Szeyller, Robert T. Gentry, Philip E. Gingerich, D. Stephen Martz, and James W. Powers, Sr.

Item 5.  Other Information
         None

Item 6.  Exhibits and Reports on Form 8-K
         Exhibit 27        Financial Data Schedule

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  OMEGA FINANCIAL CORPORATION
                                                --------------------------------
                                                         (Registrant)

                                            By:
         ----------------------                 --------------------------------
                  Date                          David B. Lee
                                                Chairman and
                                                Chief Executive Officer



         ----------------------                 --------------------------------
                  Date                          JoAnn N. McMinn
                                                Senior Vice President and
                                                Controller
                                                (Principal Accounting Officer)