Form 10-Q
period 2000-09-30
OMEGA FINANCIAL CORP /PA/
filed 2000-11-13
CIK 705671

SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON DC 20549

                                    FORM 10-Q
(Mark One)

  [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

                                       or

  [ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ______________ to ______________

                           Commission File No. 0-13599

             Omega Financial Corporation
----------------------------------------------------------
(Exact name of registrant as specified in its charter)

                  Pennsylvania                              25-1420888
------------------------------------------------        -------------------
(State or other jurisdiction or incorporation of          (IRS Employer
                 organization)                          Identification No.)

            366 Walker Drive
      State College, Pennsylvania                              16801
----------------------------------------                ------------------
(Address of principal executive offices)                     (Zip Code)

                                                           (814) 231-7680
                                                  ------------------------------
                                                  Registrant's Telephone Number,
                                                        Including Area Code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was requested to file such reports), and (2) has been subject to such filing requirements for the past ninety days. Yes __X__ No ____

          The number of shares outstanding of each of the Registrant's classes of common stock as of November 2, 2000:
                Common Stock, $5.00 par value - 8,631,012 shares

PART I.       Financial Information
Item 1.       Financial Statements

                  OMEGA FINANCIAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)




                                                           (Unaudited)
                                                          SEPTEMBER 30,   DECEMBER 31,
                                                              2000            1999
                                                           ----------     -----------
ASSETS
Cash and due from banks ..................................    $38,571        $36,580

Interest bearing deposits with other banks ...............        815            872
Federal funds sold .......................................      7,150          1,975

Investment securities held to maturity
   (Market value: $5,005 and $4,951, respectively) .......      5,005          4,951
Investment securities available for sale .................    249,548        267,718

Total loans ..............................................    745,780        705,241
  Less: Unearned discount ................................       (158)          (293)
            Allowance for loan losses ....................    (12,044)       (11,865)
                                                           ----------     ----------
Net loans ................................................    733,578        693,083

Premises and equipment, net ..............................     14,163         14,644
Other assets .............................................     35,584         33,580
                                                           ----------     ----------
TOTAL ASSETS ............................................. $1,084,414     $1,053,403
                                                           ==========     ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
  Non-interest bearing ...................................   $123,975       $119,391
  Interest bearing .......................................    740,016        732,204
                                                           ----------     ----------
Total deposits ...........................................    863,991        851,595

Short-term borrowings ....................................     42,891         28,527
Other liabilities ........................................     11,384         10,919
ESOP debt ................................................      3,431          3,611
Long-term debt ...........................................      9,000          7,000
Other interest bearing liabilities .......................        591            600
                                                           ----------     ----------
TOTAL LIABILITIES ........................................    931,288        902,252

Preferred stock, par value $5.00 per share:
  Authorized - 5,000,000 shares;
  Issued and outstanding -
    219,781 shares Series A Convertible ..................      5,000          5,000
Unearned compensation related to ESOP debt ...............     (2,439)        (2,625)
Common stock, par value $5.00 per share:
  Authorized - 25,000,000 shares
  Issued -
    9,326,511 shares at September 30, 2000;
    9,259,782 shares at December 31, 1999
  Outstanding -
    8,643,639 shares at September 30, 2000;
    8,774,507 shares at December 31, 1999 ................     46,632         46,299
Capital surplus ..........................................      5,876          4,825
Retained earnings ........................................    119,010        113,204
Accumulated other comprehensive income (loss) ............        568            817
Cost of common stock in treasury
    682,872 shares at September 30, 2000;
    485,275 shares at December 31, 1999 ..................    (21,521)       (16,369)
                                                           ----------     ----------
TOTAL SHAREHOLDERS' EQUITY ...............................    153,126        151,151
                                                           ----------     ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ............... $1,084,414     $1,053,403
                                                           ==========     ==========




                  OMEGA FINANCIAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                        (In thousands, except share data)
                                   (Unaudited)


                                                             Three Months Ended        Nine Months Ended
                                                                September 30,            September 30,
                                                              2000         1999        2000         1999
                                                        ---------------------------------------------------
INTEREST INCOME:
Interest and fees on loans ............................      $15,849      $14,359     $45,420      $44,291
Interest and dividends on investment securities .......        3,544        3,739      10,719       10,639
Other interest income .................................          341          511         944        1,191
                                                             -------      -------     -------      -------
TOTAL INTEREST INCOME. ................................       19,734       18,609      57,083       56,121
INTEREST EXPENSE:
Interest on deposits ..................................        7,218        6,608      20,771       19,656
Interest on short-term borrowings .....................          602          298       1,583          771
Interest on long-term debt and
  other interest bearing liabilities ..................          137          107         383          249
                                                             -------      -------     -------      -------
TOTAL INTEREST EXPENSE ................................        7,957        7,013      22,737       20,676
                                                             -------      -------     -------      -------
NET INTEREST INCOME ...................................       11,777       11,596      34,346       35,445
Provision for loan losses .............................          143          265         428          870
                                                             -------      -------     -------      -------
INCOME FROM CREDIT ACTIVITIES .........................       11,634       11,331      33,918       34,575
OTHER INCOME:
Service fees on deposit accounts ......................          919          930       2,703        2,651
Trust fees ............................................          830          697       2,443        2,223
Gain (loss) on sale of loans and other assets                                 (12)        (35)        1,499
Net gains on investment securities ....................           68          156         262          260
Other .................................................        1,080          929       3,564        2,694
                                                             -------      -------     -------      -------
TOTAL OTHER INCOME ....................................        2,897        2,700       8,937        9,327
OTHER EXPENSE:
Salaries and employee benefits ........................        4,810        4,656      14,326       13,904
Net occupancy expense .................................          505          496       1,582        1,638
Equipment expense .....................................          549          564       1,677        1,624
Data processing service ...............................          369          380       1,097        1,151
Other .................................................        2,174        2,206       6,958        6,588
                                                             -------      -------     -------      -------
TOTAL OTHER EXPENSE ...................................        8,407        8,302      25,640       24,905
                                                             -------      -------     -------      -------
Income before taxes ...................................        6,124        5,729      17,215       18,997
Income tax expense ....................................        1,577        1,597       4,432        5,446
                                                             -------      -------     -------      -------
NET INCOME ............................................       $4,547       $4,132     $12,783      $13,551
                                                             =======      =======     =======      =======

NET INCOME PER COMMON SHARE:
  Basic ...............................................        $0.51        $0.46       $1.43        $1.50
  Diluted .............................................        $0.50        $0.44       $1.39        $1.44
WEIGHTED AVERAGE SHARES AND EQUIVALENTS:
  Basic ...............................................    8,690,548    8,790,224   8,760,594    8,860,773
  Diluted .............................................    9,122,060    9,268,325   9,176,835    9,340,578



                  OMEGA FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                               NINE MONTHS ENDED
                                                                                 SEPTEMBER 30,
                                                                             -----------------------
                                                                                2000        1999
                                                                             -----------------------
Cash flows from operating activities:
  Net income ................................................................    $12,783    $13,551
  Adjustments to reconcile net income to
        net cash provided by operating activities:
    Depreciation and amortization ...........................................      1,589      1,662
    Provision for loan losses ...............................................        428        870
    Gain on sale of investment securities ...................................       (262)      (104)
    Non-monetary exchange of cost-method investments                                 --        (156)
    (Gain) loss on sale of fixed assets
          and other property owned ..........................................         (8)         6
    Loss (gain) on sale of loans ............................................         43        (94)
    Gain on sale of branch                                                           --      (1,410)
    Increase in deferred tax asset ..........................................       (244)      (326)
    Increase in cash surrender value of bank owned life insurance ...........       (745)      --
    (Increase) decrease in interest receivable and other assets .............       (944)     1,488
    Decrease in interest payable ............................................     (1,055)       (50)
    Increase (decrease) in taxes payable ....................................        730       (459)
    Amortization of deferred net loan costs .................................         80        250
    Deferral of net loan fees (costs) .......................................         99       (392)
    Increase in accounts payable
          and accrued expenses ..............................................        728        910
                                                                                 -------    -------
      Total adjustments .....................................................        439      2,195
                                                                                 -------    -------
Net cash provided by operating activities ...................................     13,222     15,746

Cash flows from investing activities: Proceeds from the sale or maturity of:
    Interest bearing deposits with other banks ..............................     26,466     38,737
    Investment securities available for sale ................................     65,050     56,866
    Investment securities held to maturity ..................................        --      10,486
  Purchase of:
    Interest bearing deposits with other banks ..............................    (26,409)   (37,706)
    Commercial paper ........................................................        --      (4,855)
    Investment securities available for sale ................................    (47,149)   (97,579)
    Investment securities held to maturity ..................................        (62)    (1,212)
  Proceeds from sale of branch ..............................................        --       1,000
  Increase in loans .........................................................    (41,197)    (9,675)
  Gross proceeds from sale of loans                                                   53     22,814
  Capital expenditures ......................................................       (933)      (877)
  Sale of fixed assets and other property owned .............................         58        582
  Decrease in federal funds sold ............................................     (5,175)     7,650
                                                                                 -------    -------
Net cash used in investing activities .......................................    (29,298)   (13,769)

Cash flows from financing activities:
  Increase in deposits, net .................................................     12,396      1,101
  Increase in short-term borrowings, net ....................................     14,364      9,743
  Issuance of long-term debt ................................................      4,000      2,000
  Principal payment on long-term debt .......................................     (2,000)       --
  Net change in other interest bearing liabilities ..........................         (9)       (44)
  Dividends paid ............................................................     (6,976)    (6,358)
  Tax benefit from preferred stock dividend
           and stock option activity ........................................         60        296
  Issuance of common stock ..................................................      1,384      2,127
  Acquisition of treasury stock .............................................     (5,152)   (10,312)
                                                                                 -------    -------
Net cash used in financing activities .......................................     18,067     (1,447)
                                                                                 -------    -------
Net increase in cash and due from banks .....................................    $ 1,991    $   530
                                                                                 =======    =======

Cash and due from banks at beginning of period ..............................    $36,580    $40,066
Cash and due from banks at end of period ....................................     38,571     40,596
                                                                                 -------    -------
Net increase in cash and due from banks .....................................    $ 1,991    $   530
                                                                                 =======    =======

Interest paid ...............................................................    $23,792    $20,726
Income taxes paid ...........................................................      3,812      5,647


                  OMEGA FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

A.   Basis of Presentation:

     The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the nine months and three months ended September 30, 2000 are not necessarily indicative of the results that may be experienced for the year ending December 31, 2000 or any other interim period. For further information, refer to the Consolidated Financial Statements and Footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

     The accompanying Consolidated Financial Statements include Omega Financial Corporation (Omega), a bank holding company, and the combined results of its wholly owned banking and non-banking subsidiaries.

B.   Commitments and Contingent Liabilities:

     In the ordinary course of business, Omega and its subsidiaries make commitments to extend credit to their customers. At September 30, 2000 and December 31, 1999 standby letters of credit issued and outstanding amounted to $17,067,000 and $17,022,000, respectively. These letters of credit are not reflected in the accompanying financial statements. Management does not anticipate any significant losses as a result of these transactions.

     At September 30, 2000, the Corporation had $136,747,000 outstanding in unused lines of credit commitments extended to its customers. Of this amount, $37,632,000, or 27.5%, are commitments to consumers for home equity and other lines of credit. The remaining amount of $99,115,000, are commercial commitments.

C.   Comprehensive Income:

     Components of other comprehensive income (loss) consist of the following:


                                            Nine Months Ended September 30, 2000
                                              Before   Tax Expense
                                                Tax        or      Net-of-Tax
                                              Amount    (Benefit)    Amount
                                             --------   ---------  ----------
Net income ...............................   $17,215     $4,432     $12,783
Other comprehensive income:
  Unrealized gains on available for
    sale securities:
  Unrealized holding gains (losses)
    arising during the period ............      (120)       (41)        (79)
  Less reclassification adjustment for
    gains included in net income .........      (262)       (92)       (170)
                                             -------     ------     -------
Other comprehensive income (loss) ........      (382)      (133)       (249)
                                             -------     ------     -------
Total comprehensive income ...............   $16,833     $4,299     $12,534
                                             =======     ======     =======



D.   Earnings Per Share Data:

     Basic earnings per share are computed by dividing income available to common stockholders by the weighted average number of shares outstanding for the period. On a diluted basis, both earnings and shares outstanding are adjusted to assume the conversion of all potentially dilutive securities into common stock.

                                     Nine Months Ended September 30, 2000    Nine Months Ended September 30, 1999
                                    --------------------------------------- ----------------------------------------
                                       Income       Shares     Per-Share       Income       Shares      Per-Share
                                     Numerator   Denominator     Amount      Numerator    Denominator     Amount
                                    --------------------------------------- ----------------------------------------
Net income                             $  12,783                               $  13,551
Less: Preferred stock dividends             (297)                                   (297)
                                       ---------                               ---------
BASIC EPS
Income available to common
    shareholders                          12,486        8,761    $    1.43        13,254         8,861    $    1.50
                                                                 =========                                =========

EFFECT OF DILUTIVE SECURITIES
Impact of:
   Assumed conversion of preferred
      to common stock                                     346                                      346
   Assumed exercises of outstanding
      options                                              70                                      134
Preferred stock dividends
    available to common
    shareholders                             297                                     297
Elimination of tax benefit of
    allocated preferred dividends            (50)                                    (44)
Additional expense required to fund
    ESOP debt, net of tax impact             (20)                                    (35)
                                       ----------------------                  -----------------------
DILUTED EPS
Income available to common
     shareholders plus assumed
     conversions                       $  12,713        9,177    $    1.39     $  13,472         9,341    $    1.44
                                    ======================================= ========================================


                                    Three Months Ended September 30, 2000    Three Months Ended September 30, 1999
                                    --------------------------------------- ----------------------------------------
                                       Income       Shares     Per-Share       Income       Shares      Per-Share
                                     Numerator   Denominator     Amount      Numerator    Denominator     Amount
                                    --------------------------------------- ----------------------------------------
Net income                             $   4,547                               $   4,132
Less: Preferred stock dividends              (99)                                    (99)
                                       ---------                               ---------
BASIC EPS
Income available to common
    shareholders                           4,448        8,691    $    0.51         4,033         8,790    $    0.46
                                                                 =========                                =========

EFFECT OF DILUTIVE SECURITIES
Impact of:
   Assumed conversion of preferred
      to common stock                                     346                                      346
   Assumed exercises of outstanding
      options                                              85                                      132
Preferred stock dividends
    available to common
    shareholders                              99                                      99
Elimination of tax benefit of
    allocated preferred dividends            (16)                                    (15)
Additional expense required to fund
    ESOP debt, net of tax impact              (6)                                    (10)
                                       ----------------------                  -----------------------
DILUTED EPS
Income available to common
     shareholders plus assumed
     conversions                       $   4,525        9,122    $    0.50     $   4,107         9,268    $    0.44
                                    ======================================= ========================================


E.   New Accounting Standards:

     In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (Statement 133). This statement expanded the previous definition of derivatives to include certain additional transactions. Entities are required to record derivatives at their fair values and recognize any changes in fair value in current period earnings, unless specific hedge criteria are met. Statement 133, as amended by Statement 137, is effective for years beginning after June 15, 2000. The Corporation does not expect the adoption of Statement 133 to have a material effect on its balance sheet or net income.

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


--------------------------------------------------------------------------------
1.   Comparison of the Nine and Three Months Ended September 30, 2000 and 1999

                               OPERATIONS OVERVIEW
                               -------------------

     A.   Nine months ended September 2000 and 1999

     For the first nine months of 2000, income before taxes decreased by $1,782,000, or 9.4%, compared to the same period in 1999. Income from credit activities decreased $657,000, or 1.9%. Non-interest income decreased $390,000 or 4.2% while non-interest expense increased $735,000, or 3.0%. Several significant non-recurring events took place in 1999 that must be considered when comparing financial results between the two periods. They are:

          o The sale of a branch office in June 1999 resulting in a total pre-tax gain of $1,410,000

          o The sale of a block of mortgage loans in June 1999 with a pre-tax gain of $106,000, and total impact of $206,000.

          o The collection of $450,000 of interest on long-time non-accrual loans in January 1999. Detailed analysis of the impact of these events are included in the discussion following.

     The tax provision for the first nine months of 2000 decreased by $1,014,000, or 18.6% when compared to the first nine months of 1999. The effective tax rate fell to 25.7% in 2000 from 28.7% in 1999, as a result of an increase in tax-exempt income due in part to higher levels of of tax-exempt investments in 2000 than in 1999. Net income decreased by $768,000, or 5.7%, in the first nine months of 2000 as compared to the same period in 1999.

     B. Three months ended September 30, 2000 and 1999

     The third quarter's income before income taxes increased $395,000, or 6.9%, when compared to the same period in 1999. Non-interest income increased $197,000, or 7.3%, income from credit activities increased by $303,000, or 2.7%, and non-interest expense increased by $105,000, or 1.3%.

     After the income tax provision (which decreased by $20,000, or 1.3% compared to the same period in 1999) was deducted from earnings, net income was $415,000 or 10.0% higher than the third quarter of 1999. The effective tax rate for the third quarter of 2000 was 25.8%, as compared to the third quarter of 1999 of 27.9%.

     Following are selected key ratios for the period:


----------------------------------------------------------------------------------------------------------------
                                                        Three Months Ended       Nine Months Ended
                                                           September 30             September 30
                                                      ----------------------    -------------------
                                                        2000         1999         2000        1999
                                                      --------     ---------    ---------    ------
     Return on average assets (annualized).........      1.68%        1.55%        1.59%      1.70%
     Return on average equity (annualized).........     11.83        10.82        11.10      11.73
     Dividend payout ratio (common)................     49.56        50.96        52.73      45.68
     Average equity to average assets..............     14.18        14.29        14.31      14.48

----------------------------------------------------------------------------------------------------------------

                               Net Interest Income
                               -------------------

     A. Nine months ended September 30, 2000 and 1999

     Omega's net interest income for the first nine months of 2000 declined by $1,099,000, or 3.1%. Average earning assets decreased by $4,065,000 when compared to September 1999. It must be noted that the average earning assets through September of 1999 included loans averaging approximately $19,000,000, which were sold as part of the branch or mortgage sales, completed in June of 1999. New volumes of commercial loans have replaced the residential and other consumer loans that were sold. Also affecting average earning assets in 2000 was a $20,000,000 investment in a Bank Owned Life Insurance (BOLI) plan. This reduces the excess funds available to invest in securities or money market instruments, and earnings from the BOLI are reported as non-interest income. Of the $1,099,000 reduction in net interest income in 2000 compared to 1999, $576,000 was due to volume changes or reductions (loan sales and BOLI), while the remainder is due to rate differences. In 1999, $450,000 of previously unaccrued interest was collected, inflating the composite rate on earning assets by 6 basis points. See the chart below for a comparison of the components of the net interest margin.

     B. Three months ended September 30, 2000 and 1999

     The net interest margin, at 4.68% for the third quarter of 2000, was 11 basis points higher than the third quarter of 1999, with a $10,590,000 or 1.0% decrease in average earning assets. Yield on earning assets in the third quarter of 2000 increased by 52 basis points when compared to 1999's third quarter, while cost of funding increased by 41 basis points, resulting in an increase in net interest income of $181,000, or 1.6%.

     Following are key net interest margin ratios (annualized):


-------------------------------------------------------------------------------------------------------------------------
                                                            Three Months Ended         Nine Months Ended
                                                               September 30               September 30
                                                        -------------------------- -------------------------
                                                            2000         1999         2000         1999
                                                        ------------- ------------ ------------ ------------
          Yield on average earning assets.........         7.83%         7.31%          7.59%        7.44%
          Cost to fund earning assets.............         3.15          2.74           3.03         2.74
          Net interest margin.....................         4.68          4.57           4.56         4.70
          Net interest margin - tax equivalent....         4.96          4.82           4.83         4.95
-------------------------------------------------------------------------------------------------------------------------

     At September 30, 2000, Omega had $382,271,000 of earning assets scheduled to reprice over the next twelve months as compared to $482,099,000 in interest bearing liabilities, resulting in a negative gap of $99,828,000, or 9.2% of assets. In order to predict net interest income at risk over the next twelve months based on hypothetical rate movements, a rate shock simulation was performed on the balance sheet. In the event that interest rates would decrease immediately by 100 basis points, results of the rate shock simulation indicate that Omega's net interest income over the next twelve months would decrease by approximately 0.4%, or $177,000. Conversely, the results of a rate shock simulation of an immediate 100 basis point increase in interest rates indicates an increase in net interest income of approximately $168,000, or 0.4% over a twelve-month period. These simulations assume no volume or mix changes in the balance sheet. There have been no material changes in reported market risk since December 31, 1999.

                            Other Income and Expense
                            ------------------------

     A. Nine months ended September 30, 2000 and 1999

     Other income decreased $390,000, or 4.2% in the first nine months of 2000 as compared to the same period in 1999. Excluding gains resulting from sales of investment securities and other assets, normal operating non-interest income rose by $1,142,000, or 15.1%. This represents increases in service fees on deposits, loans and trust relationships. In the fourth quarter of 1999, a BOLI was purchased. Proceeds from this policy are being used to fund supplemental retirement plans for certain key executives. Earnings on the cash surrender value of the BOLI, which totaled $762,000 through September 30, accounted for 67% of the increased non-interest income. The gains resulting from the sale of a branch office and a block of mortgage loans in 1999 inflated earnings from prior year, causing a negative variance in 2000 of $1,534,000 in gains on the sale of loans and other assets. Investment security gains in 2000 were consistent with 1999.

     As a percentage of average assets, annualized other income net of security gains and losses was 1.08% for the first nine months of 2000 as compared to 1.14% in 1999. Exclusive of the gains resulting from the sale of the branch office, this ratio would have been .96% in 1999.

     Other expenses were $735,000, or 3.0% higher for the first nine months of 2000 than for the same period in 1999. Salaries and employee benefits were $422,000, or 3.0% higher in 2000 than in 1999. Occupancy and equipment expenses have been consistent. Other expense increased by $316,000, or 4.1% in the first nine months of 2000 as compared to 1999. This is due in part to increased expense for FDIC insurance and higher Pennsylvania tax liabilities.

     As a percentage of average assets, annualized expenses for the period ended September 30, 2000 were 3.19% and were 3.12% for the same period in 1999.

     B. Three months ended September 30, 2000 and 1999

     Other income increased $197,000, or 7.3% in the third quarter of 2000 as compared to the same period in 1999. Service fee income increased by $140,000, or 7.5% and trust fees were $133,000 or 19.1% higher in the third quarter of 2000 as compared to the same period in 1999. Gains on loans and other assets were $12,000 higher in 2000 than in 1999. Additionally, in the third quarter of 2000, gains from the sale of investment securities were $88,000, or 56.4% lower than during the same timeframe in 1999.

     As a percentage of average assets, annualized other income net of security gains and losses was 1.04 % for the third quarter of 2000 as compared to .95 % for the same period in 1999.

     Other expenses increased $105,000, or 1.3% in the third quarter of 2000 as compared to the same period in 1999. Salaries and employee benefits increased $154,000, or 3.3% in 2000 as compared to the same period in 1999. An increase in occupancy expense generally offset the decrease in equipment expense, while data processing expense remained flat. Other non-interest expenses decreased by 1.5%.

     As a percentage of average assets, annualized expenses for the quarter ended September 30, 2000 were 3.10% and were 3.11% for the same period in 1999.

2.   Investment Securities

     Management of the investment portfolio entails evaluation and realignment of the size and mix of the portfolio in order to balance various characteristics of the balance sheet, including asset quality, liquidity, yield relationships, maturity and tax planning. The following schedule details characteristics of the investment portfolio as of September 30, 2000 and December 31, 1999.



                                                            Securities Classified as Available for Sale
                                                                      Gross             Gross        Estimated
                                                     Amortized     Unrealized        Unrealized        Market
     September 30, 2000                                 Cost          Gains            Losses          Value
                                                  ----------------------------------------------------------------
     U.S. Treasury securities and
         obligations of other U.S. Govern-
         ment agencies and corporations               $101,732       $  110            ($  531)       $101,311
     Obligations of state and
         political subdivisions                         77,870           63               (761)         77,172
     Corporate securities                               41,784           65               (248)         41,601
     Mortgage backed securities                         20,432           55                (31)         20,456
     Equity securities                                   6,867        2,507               (366)          9,008
                                                  ----------------------------------------------------------------
     Total                                            $248,685       $2,800            ($1,937)       $249,548
                                                  ================================================================


                                                             Securities Classified as Held to Maturity
                                                                      Gross             Gross        Estimated
                                                     Amortized      Unrealized       Unrealized        Market
     September 30, 2000                                 Cost          Gains            Losses          Value
                                                  ----------------------------------------------------------------
     Investment in low-income housing                 $    646            -                  -        $    646
     Equity securities (non-marketable)                  4,359            -                  -           4,359
                                                  ----------------------------------------------------------------
     Total                                            $  5,005       $    -            $     -        $  5,005
                                                  ================================================================


                                                            Securities Classified as Available for Sale
                                                                      Gross             Gross         Estimated
                                                     Amortized      Unrealized       Unrealized        Market
     December 31, 1999                                  Cost          Gains            Losses          Value
                                                  ----------------------------------------------------------------
     U.S. Treasury securities and
         obligations of other U.S. Govern-
         ment agencies and corporations               $119,737       $   12            ($1,003)       $118,746
     Obligations of state and
         political subdivisions                         80,381           68             (1,234)         79,215
     Corporate securities                               47,135           69               (431)         46,773
     Mortgage backed securities                         12,454           18                (50)         12,422
     Equity securities                                   6,766        3,998               (202)         10,562
                                                  ----------------------------------------------------------------
     Total                                            $266,473       $4,165            ($2,920)       $267,718
                                                  ================================================================


                                                             Securities Classified as Held to Maturity
                                                                      Gross             Gross         Estimated
                                                     Amortized      Unrealized       Unrealized        Market
     December 31, 1999                                  Cost          Gains            Losses          Value
                                                  ----------------------------------------------------------------
     Investment in low-income housing                 $    592            -                  -        $    592
     Equity securities (non-marketable)                  4,359            -                  -           4,359
                                                  ----------------------------------------------------------------
     Total                                            $  4,951       $    -            $     -        $  4,951
                                                  ================================================================


     Total investment securities as a percentage of total assets at September 30, 2000 and December 31, 1999 were 23.5% and 25.9%, respectively. Securities maturing or repricing in one year or less comprised 32.8% of the total investment securities of $254,553,000 as of September 30, 2000, as compared to 26.9% of total investment securities of $272,669,000 as of December 31, 1999. There was $215,000 in investments in instruments of foreign countries on September 30, 2000.

3.   Loans

     Net loans in the first nine months of 2000 increased by $40,495,000, or 5.8% from the balance at December 31, 1999, bringing the total to $733,578,000 at September 30, 2000. Of the increase, $30,941,000, or 76%
     was commercial loans, $6,891,000, or 17.0% was residential mortgages and the remainder was personal consumer loans.

     Changes in the allowance for loan losses for the nine months ended September 30, 2000 and 1999 were as follows (in thousands):

------------------------------------------------------------------------------------------------------

                                                                     2000                 1999
                                                                   -------               -------
     Balance at January 1.....................................     $11,865               $11,772
     Charge-offs..............................................        (403)                 (933)
     Recoveries...............................................         155                   103
                                                                   -------               -------
         Net charge-offs......................................        (248)                 (830)
     Provision for loan losses................................         427                   870
                                                                   -------               -------
     Balance at September 30..................................     $12,044               $11,812
                                                                   =======               =======
------------------------------------------------------------------------------------------------------


     The allowance for loan losses is considered adequate by management to cover probable uncollectible loans, as shown in the following table depicting non-performing loans. Management is also of the opinion that the level of loan loss provision is adequate to maintain the allowance at an acceptable level. The allowance for loan losses at September 30, 2000 and 1999 represented 1.62% and 1.70%, respectively, of the total loans outstanding, net of unearned interest.

     Set forth below is an analysis of Omega's non-performing loans as of September 30, 2000 as compared to December 31, 1999.


------------------------------------------------------------------------------------------------------

                                               Non-performing Loans
                                                  (In thousands)

                                                                September 30,          December 31,
                                                                     2000                  1999
                                                                -------------          ------------
     Non-accrual loans........................................      $1,428                $2,640
     Accruing loans past due 90 days or more..................         558                   619

     Restructured loans.......................................          68                   184
                                                                    ------                ------
     Total non-performing loans...............................      $2,054                $3,443
                                                                    ======                ======
     Non-performing loans as percent of allowance.............        17.1%                 29.0%
------------------------------------------------------------------------------------------------------

     The decrease in non-performing loans from December 31, 1999 to September 30, 2000 is primarily due to the significant recovery of principal on several non-accrual loans.

4.   Deposits and Other Sources of Funds

     Deposits provide the primary source of funding for loans and investment securities. As September 30, 2000, total deposits increased by $12,396,000 or 1.5%, as compared to December 31, 1999. Of the increase, 63% was interest bearing, while the remaining 37% was non-interest bearing deposits.

5.   Regulatory Capital Compliance

     Bank regulatory authorities in the United States issue risk-based capital standards. These capital standards relate a banking company's capital to the risk profile of its assets and provide the basis by which all banking companies and banks are evaluated in terms of capital adequacy. The risk-based capital standards require all banks to have Tier 1 capital of at least 4% and total capital, including Tier 1 capital, of at least 8% of risk-adjusted assets. Tier 1 capital includes common stockholders' equity and qualifying perpetual preferred stock together with related surpluses and retained earnings. Total capital is comprised of Tier 1 capital, limited life preferred stock, qualifying debt instruments, and the reserves for possible loan losses. Banking regulators have also issued leverage ratio requirements. The leverage ratio requirement is measured as the ratio of Tier 1 capital to adjusted average assets.

     At September 30, 2000, Omega and each of its banking subsidiaries met the regulatory definition of a "well capitalized" financial institution, i.e., a leverage ratio exceeding 5%, Tier 1 capital exceeding 6% and total capital exceeding 10%.

6.   Share Repurchase Program

     During the second quarter of 2000, Omega announced a board-approved share repurchase program. Omega is authorized to buy back up to 5% of its common stock over a twelve-month period. The program may be discontinued at any time. On May 23, 2000, when the repurchase program was initiated, there were 8,817,427 common shares outstanding, with 440,871 shares eligible to be repurchased through this program. As of September 30, 2000, 191,297 shares had been repurchased under this program, representing 43% of the approved level.

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


                                      OMEGA FINANCIAL CORPORATION
                                    -------------------------------
                                              (Registrant)




                                       By:
--------------------------------------    --------------------------------------
                 Date                     David B. Lee
                                          Chairman and
                                          Chief Executive Officer



--------------------------------------    --------------------------------------
                 Date                     JoAnn N. McMinn
                                          Senior Vice President and
                                          Controller
                                          (Principal Accounting Officer)