Form 10-K
period 2000-12-30
OMEGA FINANCIAL CORP /PA/
filed 2001-03-29
CIK 705671

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)

    (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                   For the Fiscal Year ended December 31, 2000
                                             -----------------

                                       or

    (  )      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

              For the transition period from _______________ to _______________

                           Commission File No. 0-13599

                           Omega Financial Corporation
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


        Pennsylvania                                      25-1420888
-------------------------------             ------------------------------------
(State or other jurisdiction of             (IRS Employer Identification Number)
 incorporation or organization)


       366 Walker Drive
       State College, PA                                     16801
----------------------------------------    ------------------------------------
(Address of principal executive offices)                   (Zip Code)


       Registrant's telephone number, including area code: (814) 231-7680
                                                           ---------------

        Securities registered pursuant to Section 12(b) of the Act: None
                                                                    ----

          Securities registered pursuant to Section 12(g) of the Act:


 Common Stock, par value $5.00                            8,356,192
-------------------------------             ------------------------------------
       (Title of Class)                         (Number of shares outstanding
                                                    as of February 22, 2001)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                              Yes X                No
                                 ----                ----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   [X]

     The aggregate market value of the voting stock held by non-affiliates of
the Registrant as of February 22, 2001 was $192,533,325.   (1)

                       DOCUMENTS INCORPORATED BY REFERENCE

  (Specific sections incorporated are identified under applicable items herein)


     Certain portions of the Company's Annual Report to Shareholders for the year ended December 31, 2000 are incorporated by reference in Parts II and IV of this Report.

     With the exception of the information incorporated by reference in Parts II and IV of this Report, the Company's Annual Report to Shareholders for the year ended December 31, 2000 is not to be deemed "filed" with the Securities and Exchange Commission for any purpose.

     Certain portions of the Company's Proxy Statement to be filed in connection with its 2001 Annual Meeting of Shareholders are incorporated by reference in
Part III of this Report.

     Other documents incorporated by reference are listed in the Exhibit Index.


----------

(1) The aggregate dollar amount of the voting stock set forth equals the number of shares of the Company's Common Stock outstanding, reduced by the amount of Common Stock held by officers, directors, shareholders owning in excess of 10% of the Company's Common Stock and the Company's employee benefit plans multiplied by the last reported sale price for the Company's Common Stock on February 22, 2001. The information provided shall in no way be construed as an admission that any officer, director or 10% shareholder of the Company, or any employee benefit plan, may be deemed an affiliate of the Company or that such person or entity is the beneficial owner of the shares reported as being held by such person or entity, and any such inference is hereby disclaimed. The information provided herein is included solely for record keeping purposes of the Securities and Exchange Commission.

                                     PART I

Item 1: Business

GENERAL

     Omega Financial Corporation ("Omega" or the "Company") is a Pennsylvania business corporation that is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended. Omega was formed, effective December 31, 1986, as a result of the merger of Heritage Financial Services Corporation ("Heritage") into Peoples National Bancorp, Inc. ("Peoples") and the change of Peoples' name to Omega.

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

BANKING SERVICES

     The Banks currently provide retail and commercial banking services through 43 offices in Central Pennsylvania. Omega Bank operates 24 full service banking offices in Centre, Clinton, Mifflin and Juniata counties. Penn Central Bank operates 8 full service banking offices in Huntingdon and Bedford counties, and Hollidaysburg operates 11 full service banking offices in Blair County.

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

     As of December 31, 2000, the Banks operated an aggregate of 43 automated teller machines (ATMs) at various locations. The Banks are members of the Money Access Center ("MAC") System and the "Plus System." The MAC System operates throughout Pennsylvania and the "Plus System" operates nationwide.

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

     In commercial transactions, the Company believes that the Banks' respective legal lending limits to a single borrower (approximately $12,893,000 for Omega Bank, $3,874,000 for Penn Central Bank, and $5,924,000 for Hollidaysburg Trust Company, as of December 31, 2000) enable them to compete effectively for the business of small and midsized businesses. However, this legal lending limit is considerably lower than that of various competing institutions and thus may act as a constraint on each Bank's effectiveness in competing for financings in excess of the limit.

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

     As a result of the repeal of the Glass-Steagall Act which separated the commercial and investment banking industries, all banking organizations are likely to face an increase in competition. See "Supervision and Regulation - Recent Legislation".

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

     The Company is generally prohibited under the BHC Act from engaging in, or acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company engaged in nonbanking activities unless the FRB, by order or regulation, has found such activities to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. In making such determination, the FRB considers whether the performance of these activities by a bank holding company can reasonably be expected to produce benefits to the public that outweigh the possible adverse effects. The FRB has by regulation determined that certain activities are closely related to banking within the meaning of the BHC Act. These activities include, among others, operating a mortgage, finance, credit card or factoring company; performing certain data processing operations; providing investment and financial advice; acting as an insurance agent for certain types of credit-related insurance; leasing personal property on a full-payout, non-operating basis; and certain stock brokerage and investment advisory services.

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

     Omega Bank and Penn Central Bank are members of the Federal Deposit Insurance Corporation (the "FDIC") and members of the Federal Reserve System and, therefore, are subject to additional regulation by these agencies. Some of the aspects of the lending and deposit business of these banks that are regulated by these agencies include personal lending, mortgage lending and reserve requirements.

     Hollidaysburg Trust Company. Hollidaysburg Trust Company is a state chartered non-member banking institution subject to regulation by the Pennsylvania Department of Banking. As an insured bank under the Federal Deposit Insurance Act, the FDIC also regulates Hollidaysburg. Some of the aspects of the lending and deposit business of Hollidaysburg that are regulated include personal lending, mortgage lending, and reserve requirements. Representatives of the Pennsylvania Department of Banking and the FDIC regularly conduct examinations of Hollidaysburg, and Hollidaysburg must furnish quarterly reports to the Pennsylvania Department of Banking and the FDIC.

     The operations of each of the Banks are also subject to numerous Federal, state and local laws and regulations which set forth specific restrictions and procedural requirements with respect to interest rates on loans, the extension of credit, credit practices, the disclosure of credit terms and discrimination in credit transactions. The Banks also are subject to certain limitations on the amount of cash dividends that they can pay. See Note 19 of Notes to the Company's Consolidated Financial Statements, contained in Exhibit 13.1.

     The OCC has authority under the Financial Institutions Supervisory Act to prohibit national banks from engaging in any activity that, in the OCC's opinion, constitutes an unsafe or unsound practice in conducting their businesses. The FRB has similar authority with respect to the Company and the Company's non-bank subsidiaries. The FDIC has similar authority with respect to Hollidaysburg Trust.

     Substantially all of the deposits of the banking subsidiaries are insured up to applicable limits by the Bank Insurance Fund ("BIF") of the FDIC and are subject to deposit insurance assessments to maintain the BIF. The insurance assessments are based upon a matrix that takes into account a bank's capital level and supervisory rating. Effective January 1, 1996, the FDIC reduced the insurance premiums it charged on bank deposits insured by the BIF to the statutory minimum of $2,000 annually for "well capitalized" banks. On September 30, 1996, the Deposit Insurance Funds Act of 1996 ("DIFA") was enacted and signed into law. DIFA reduced the amount of FDIC insurance premiums for savings association deposits acquired by banks to the same levels assessed for deposits insured by BIF. DIFA further provides for assessments to be imposed on all insured depository institutions with respect to deposits to pay for the cost of Financing Corporation bonds; however, banks were assessed for this purpose at only one-fifth the rate of the assessment on savings associations until December 31, 1999. As a result of these changes, the deposit insurance assessment for banks and for thrifts has been nearly equalized and has been identical for comparably rated institutions since January 1, 2000, at which time banks shared equally in the FICO assessment and the BIF and SAIF funds were merged.

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

     The FDIC has issued a rule that sets the capital level for each of the five capital categories established in the 1991 Banking Law. Under the rule a bank is deemed to be "well capitalized" if the bank has a total risk-based capital ratio of 10% or greater, has a Tier 1 risk-based capital ratio of 6% or greater, has a leverage ratio of 5% or greater, and is not subject to any order of final capital directive by the FDIC to meet and maintain a specific capital level for any capital measure. A bank is deemed "adequately capitalized" if the bank has a total risk-based capital ratio of 8% or greater, a Tier-1 risk-based capital ratio of 4% or greater and a leverage capital ratio of 4% or greater (or 3% or greater for the most highly rated banks), and does not meet the definition of a "well capitalized" bank. A bank that has total risk-based capital, Tier-1 risk-based capital and leverage capital that is less than 8%, 4% and 4%, respectively, is deemed "undercapitalized." Under the regulation "significantly undercapitalized" banks are those with total risk-based capital, Tier-1 risk-based capital and leverage capital that is less than 5%, 3% and 3%, respectively. Finally, "critically undercapitalized" banks are defined as those banks that have a ratio of tangible equity to total assets that is equal to or less than 2%. A depository institution may be deemed to be in a capitalization category that is lower than is indicated by its actual capital position if it received an unsatisfactory examination rating.

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

RECENT LEGISLATION

     On November 12, 1999 the Gramm-Leach-Bliley Act (the "Act") became law, repealing the 1933 Glass-Steagall Act's separation of the commercial and investment banking industries. The Act expands the range of nonbanking activities a bank holding company may engage in, while preserving existing authority for bank holding companies to engage in activities that are closely related to banking. The legislation creates a category of holding company called a "Financial Holding Company," a subset of bank holding companies that satisfy the following criteria: (1) all of the depository institution subsidiaries must be well capitalized and well managed and (2) the holding company must have made an effective election to be a financial holding company to engage in activities that would not have been permissible before the Act. In order for the election to be effective, all of the depository institution subsidiaries must have a CRA rating of "satisfactory" or better at its most recent examination. Omega's election to be a financial holding company became effective on December 31, 1986. Financial holding companies may engage in any activity that (i) is financial in nature or incidental to such financial activity or (ii) is complementary to a financial activity and does not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally. The Act specifies certain activities that are financial in nature. These activities include - acting as principal, agent or broker for insurance; - underwriting, dealing in or making a market in securities; and - providing financial and investment advice. The Federal Reserve Board and the Secretary of the Treasury have authority to decide whether other activities are also financial in nature or incidental to financial activity, taking into account changes in technology, changes in the banking marketplace, competition for banking services and so on.

     These financial activities authorized by the Act may also be engaged in by a "financial subsidiary" of a national or state bank, except for insurance or annuity underwriting, insurance company portfolio investments, real estate investment and development, and merchant banking, which must be conducted in a financial holding company. In order for the new financial activities to be engaged in by a financial subsidiary of a national or state bank, the Act requires each of the parent bank (and its sister-bank affiliates) to be well capitalized and well managed; the aggregate consolidated assets of all of that bank's financial subsidiaries may not exceed the lesser of 45% of its consolidated total assets or $50 billion; the bank must have at least a satisfactory CRA rating; and, if that bank is one of the 100 largest national banks, it must meet certain financial rating or other comparable requirements.

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

     The monetary policies and regulations of the FRB have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future. The effects of such policies upon the future businesses, earnings and growth of the Banks cannot be predicted.

EMPLOYEES

     As of December 31, 2000, the Company had a total of 460 full-time employees and 103 part-time employees.

INVESTMENT CONSIDERATIONS

     In analyzing whether to make or to continue an investment in the Company, investors should consider, among other factors, the following:

     ECONOMIC CONDITIONS AND RELATED UNCERTAINTIES. Commercial banking is affected, directly and indirectly, by local, domestic, and international economic and political conditions, and by governmental monetary and fiscal policies. Conditions such as inflation, recession, unemployment, volatile interest rates, tight money supply, real estate values, international conflicts and other factors beyond the Company's control may adversely affect the potential profitability of the Company. Any future rises in interest rates, while increasing the income yield on the Company's earnings assets, may adversely affect loan demand and the cost of funds and, consequently, the profitability of the Company. Any future decreases in interest rates may adversely affect the Company's profitability because such decreases may reduce the amounts that the Company may earn on its assets. Economic downturns could result in the delinquency of outstanding loans. Management does not expect any one particular factor to materially affect the Company's results of operations. However, downtrends in several areas, including real estate, construction and consumer spending, could have an adverse impact on the Company's ability to remain profitable.

     EFFECT OF INTEREST RATES ON THE BANKS AND THE COMPANY. The operations of financial institutions such as the Company are dependent to a large degree on net interest income, which is the difference between interest income from loans and investments and interest expense on deposits and borrowings. An institution's net interest income is significantly affected by market rates of interest that in turn are affected by prevailing economic conditions, by the fiscal and monetary policies of the federal government and by the policies of various regulatory agencies. At December 31, 2000, total interest bearing liabilities maturing or repricing within one year exceeded total interest earning assets maturing or repricing during the same time period by $22.274 million, representing a cumulative one-year sensitivity ratio of 0.95. Simulation of interest rate changes indicates that if interest rates were decreased, net interest income would likewise decrease over the next twelve months. Like all financial institutions, the Company's balance sheet is affected by fluctuations in interest rates. Volatility in interest rates can also result in disintermediation, which is the flow of funds away from financial institutions into direct investments, such as US Government and corporate securities and other investment vehicles, including mutual funds, which, because of the absence of federal insurance premiums and reserve requirements, generally pay higher rates of return than financial institutions. See "Item 7:
Management's Discussion of Financial Condition and Results of Operations" and "Item 7a: Quantitative and Qualitative Disclosure about Market Risk".

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

     COMPETITION. The Company faces strong competition from other banks, savings institutions and other financial institutions that have branch offices or otherwise operate in the Company's market area, as well as many other companies now offering a range of financial services. Many of these competitors have substantially greater financial resources and larger branch systems than the Company. In addition, many of the Banks' competitors have higher legal lending limits than do the Banks. Particularly intense competition exists for sources of funds including savings and retail time deposits and for loans, deposits and other services that the Banks offer. See "Item 1: BUSINESS - Competition."

     As a result of the repeal of the Glass Steagall Act, which separated the commercial and investment banking industries, all banking organizations are likely to face an increase in competition. See "Item 1: Business - Supervision and Regulation - Recent Legislation".

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

Item 2:  Properties

     The Company's corporation headquarters are located at 366 Walker Drive, State College, Pennsylvania. This building is owned by the Company, subject to a mortgage in the original principal amount of $5,000,000 held by M&T Bank. The Company occupies the first two floors and a portion of the third floor of this building and is leasing office space on the third floor. In addition, the Banks operate branch offices and/or automated teller machines, indicated by (ATM), at the following locations that are owned by the Company.

     Omega Bank

          117 South Allen Street, State College, PA (Main Office) (ATM) 222 South Allen Street, State College, PA
          1480 East College Ave., State College, PA (ATM)
          137 North Allegheny Street, Bellefonte, PA (ATM)
          Fourth and Olive Streets, Snow Shoe, PA
          Main Street, Rebersburg, PA
          Main Street, Millheim, PA
          400 East Boal Avenue, Boalsburg, PA (ATM)
          100 High Street, Port Matilda, PA (ATM)
          Main and Mill Streets, Loganton, PA
          201 Mill Street, Milesburg, PA
          32 East Market St., Lewistown, PA (Main Office) (ATM)
          1250 West Fourth St., Lewistown, PA
          111 North Logan Blvd., Burnham, PA (ATM)
          Main Street, Mifflin, PA
          On the Square, Thompsontown, PA
          10 Carriage House Lane, Reedsville, PA (ATM)
          East Main Street, Allensville, PA
          Route 522 North, Lewistown, PA (ATM only)
          366 East College Avenue, State College, PA (ATM)
          366 Walker Drive, State College, PA (ATM Only)


     Hollidaysburg Trust Company

          218 - 224 Allegheny Street, Hollidaysburg, PA (Main Office) 113 West Allegheny Street, Martinsburg, PA (ATM)
          215 High Street, Williamsburg, PA
          1567 East Pleasant Valley Boulevard, Altoona, PA (ATM)
          430 East 25th Avenue, Altoona, PA (ATM)


     Penn Central National Bank

          431 Penn Street, Huntingdon, PA (Main Office)
          16-20 East Shirley Street, Mount Union, PA
          Main Street, Alexandria, PA
          Route 26, James Creek, PA
          911 Church Street, Saxton, PA
          708 Main Street, Saxton, PA (ATM only)
          14th and Moore Streets, Huntingdon, PA

         The Banks operate branch offices and ATMs at the following locations that are leased by the Company. The leases for these properties have expiration dates ranging from 2001 to 2015.

         Branches

          Westerly Parkway, State College, PA (ATM)
          1811 South Atherton Street, State College, PA (ATM) building owned, land leased.
          1667 North Atherton Street, State College, PA (ATM) building owned, land leased.
          Routes 45 and 144, Centre Hall, PA
          520 Third Avenue, Duncansville, PA (ATM)
          3014 Pleasant Valley Boulevard, Altoona, PA (ATM)
          300 Spring Plaza, Roaring Spring, PA (ATM)

          5812 Sixth Avenue, Altoona, PA (ATM) building owned, land leased. 1402 Logan Avenue, Tyrone, PA (ATM)
          Morrison's Cove Home, 429 South Market Street, Martinsburg, PA Westminster Woods, 360 Westminster Woods Drive, Huntingdon, PA Foxdale Village, 500 Marylyn Avenue, State College, PA


     ATMs

          Weis Shopping Plaza, Mifflintown, PA
          414 East College Avenue, State College, PA
          2844 West College Avenue, State College, PA
          110 1/2 Burrowes Street, State College, PA
          Centre Community Hospital, 1800 East Park Avenue, State College, PA 116 W. College Ave., State College, PA
          135 S. Pugh Street, State College, PA
          I80 Exit 22 and Rt 144, Snow Shoe, PA
          Martin General Store, Route 22, Alexandria, PA
          Ames Store, Route 22 Plaza, Huntingdon, PA
          Sheetz Store, 4th Street and Rt. 22, Huntingdon, PA
          Sheetz Store, Jefferson Street, Mount Union, PA
          Sheetz Store, 14th and Moore Streets, Huntingdon, PA
          Martin General Store, 300 High Street, Williamsburg, PA
          Service Mart of Mifflin, 2 Mowery Street, Mifflin, PA
          Centre County Visitors Center, 800 East Park Avenue, State College, PA Ingram's market, I80 and Rt. 477, Loganton, PA
          A Plus Convenience Store, 522 Allegheny St., Hollidaysburg, PA

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


    Name             Age                      Position
    ----             ---                      --------

Daniel L. Warfel      54        Executive Vice President and Chief Financial
                                Officer of the Company since 1987; Executive
                                Vice President of Omega Bank since 1983.

David N. Thiel        57        Senior Vice President and Secretary of the
                                Company since 1987; Vice President, Secretary and Cashier of Omega Bank since 1973.

JoAnn N.  McMinn      48        Senior Vice President and Controller of the
                                Company since 1988; Vice President and
                                Controller of Omega Bank since 1976.

Donita R. Koval       40        Executive Vice President of the Company since
                                2000. Senior Vice President of the Company since
                                1995.

                                     PART II


Item 5: Market for the Registrant's Common Stock and Related Stockholder Matters

     Incorporated by reference from the section entitled "Common Stock Market Prices and Dividends" in the Company's Annual Report to Shareholders for the year ended December 31, 2000. As of February 22, 2001, the number of shareholders of the Company's common stock was 2,624.

     The Company did not sell any equity securities during 2000 that were not registered under the Securities Act.

Item 6: Selected Financial Data

     Incorporated by reference from the section entitled "Selected Financial Data" in the Company's Annual Report to Shareholders for the year ended December 31, 2000.


Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations

     Incorporated by reference from the sections entitled "Management's Discussion and Analysis - Results of Operations" and "Financial Condition" in the Company's Annual Report to Shareholders for the year ended December 31, 2000.

Item 7A: Quantitative and Qualitative Disclosure about Market Risk

     Incorporated by reference from the sections entitled "Management's Discussion and Analysis - Financial Condition" in the Company's Annual Report to Shareholders for the year ended December 31, 2000.

Item 8: Financial Statements and Supplementary Data

     Incorporated by reference from the Company's Consolidated Financial Statements and the Notes to Consolidated Financial Statements thereto included in the Company's Annual Report to Shareholders for the year ended December 31, 2000.


Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None

                                    PART III


Item 10: Directors and Executive Officers of the Registrant

     Incorporated by reference from the Company's Proxy Statement relating to the 2001 Annual Meeting of Shareholders to be filed pursuant to General Instruction G(3) to Form 10-K, except information concerning certain Executive Officers of the Company which is set forth in Item 4.1 hereof.


Item 11: Executive Compensation

     Incorporated by reference from the Company's Proxy Statement relating to the 2001 Annual Meeting of Shareholders to be filed pursuant to General Instruction G(3) to Form 10-K.


Item 12: Security Ownership of Certain Beneficial Owners and Management

     Incorporated by reference from the Company's Proxy Statement relating to the 2001 Annual Meeting of Shareholders to be filed pursuant to General Instruction G(3) to Form 10-K.


Item 13: Certain Relationships and Related Transactions

     Incorporated by reference from the Company's Proxy Statement relating to the 2001 Annual Meeting of Shareholders to be filed pursuant to General Instruction G(3) to Form 10-K.

                                    PART IV

Item 14: Exhibits, Financial Statement Schedules and Reports on Form 8-K

     (a) Documents filed as part of this report:

          (1) Financial Statements. The following consolidated financial statements and the notes thereto of the Company, which are included in the Company's Annual Report to Shareholders for the year ended December 31, 2000, and the report of independent public accountants which is also included in such Annual Report, are incorporated herein by reference into
     Item 8 of this Report:

     Consolidated Balance Sheets -
          December 31, 2000 and 1999

     Consolidated Statements of Income
          Years ended December 31, 2000, 1999 and 1998

     Consolidated Statements of Shareholders' Equity -
          Years ended December 31, 2000, 1999 and 1998

     Consolidated Statements of Cash Flows
          Years ended December 31, 2000, 1999 and 1998

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

           10.1                     Intentionally Omitted

           10.2                     Intentionally Omitted

           *10.3(7)                 Severance Agreement by and among David B. Lee, the Company, and Peoples Bank dated March 15, 1990.

           *10.4(7)                 Severance Agreement by and among Daniel L. Warfel and the Company dated
                                    December 18, 1990.


           Number                                        Title
           ------                                        -----

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

           10.22(7)                 Pledge and Security Agreement between Omega and the ESOP Trust.

           10.23(7)                 Mortgage from Omega to Mid-State.

           *10.24(10)               Severance Agreement, as amended, with D. Stephen Martz.

           *10.25(10)               Severance Agreement, as amended, with Robert T. Gentry

           *10.26(11)               1994 Stock Option Plan for Non-Employee Directors

           10.27                    Intentionally omitted.



           Number                                        Title
           ------                                        -----

           *10.28(13)               Directors Deferred Compensation Agreements for Peoples National Bank and
                                    Omega Financial Corporation

           *10.29(14)               1996 Employee Stock Option Plan

           10.30(15)                Second Amendment to Omega Amended and Restated Employee Stock Ownership Plan

           10.31                    Omega Bank, National Association Amended and Restated Salary Continuation
                                    Agreement with David B. Lee (filed herewith)

           10.32                    Omega Bank, National Association Salary Continuation Agreement with Daniel
                                    Warfel (filed herewith)

           13.1                     Annual Report to Shareholders for the year ended December 31, 2000 (such reports, except for those portions expressly incorporated by reference in this Annual Report on Form 10-K, is furnished for the information of the
                                    Commission and is not to be deemed filed as part of this Report).

           21.1                     Subsidiaries of the Registrant (filed herewith)

           23.1                     Consent of Arthur Andersen LLP (filed herewith)

           27.1                     Financial Data Schedule

     (b) Reports on Form 8-K.

          None.

--------------
* Indicates management contract or compensatory plan, contract or arrangement.

           (1) Incorporated by reference from Omega's (formerly Peoples') Annual Report on Form 10-K for the year ended December 31, 1986.

           (2) Incorporated by reference from Omega's (formerly Peoples') Registration Statement on Form S-4 (File No. 33-9045).

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


Signatures                                  Title                               Date
----------                                  -----                               ----

______________________              Chairman of the Board, and                  __________________
David B. Lee                        Chief Executive Officer and
                                    Director (Principal Executive
                                    Officer)

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
