Form 10-Q
period 2001-03-31
OMEGA FINANCIAL CORP /PA/
filed 2001-05-14
CIK 705671

SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON DC 20549

                                    FORM 10-Q
(Mark One)

  [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

                                       or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was requested to file such reports), and (2) has been subject to such filing requirements for the past ninety days. Yes __X__ No ____

          The number of shares outstanding of each of the Registrant's classes of common stock as of May 11, 2001:
                Common Stock, $5.00 par value - 8,279,732 shares

PART I.  Financial Information
Item 1.  Financial Statements

                         OMEGA FINANCIAL CORPORATION AND SUBSIDIARIES
                                 CONSOLIDATED BALANCE SHEETS
                              (In thousands, except share data)

                                                              MARCH 31,          DECEMBER 31,
ASSETS                                                          2001                2000
                                                             -----------         -----------
Cash and due from banks                                      $    37,582         $    40,340

Interest bearing deposits with other banks                         2,721               1,095
Federal funds sold                                                48,450              39,750

Investment securities held to maturity
   (Market value:
   $5,119 and $4,044, respectively)                                5,119               5,044
Investment securities available for sale                         242,560             237,335

Total loans                                                      767,904             752,108
  Less: Unearned discount                                            (96)               (123)
            Allowance for loan losses                            (11,536)            (11,622)
                                                             -----------         -----------
Net loans                                                        756,272             740,363

Premises and equipment, net                                       14,607              14,284
Other assets                                                      35,620              35,625
                                                             -----------         -----------
TOTAL ASSETS                                                 $ 1,142,931         $ 1,113,836
                                                             ===========         ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
  Non-interest bearing                                       $   124,840         $   129,444
  Interest bearing                                               780,829             760,057
                                                             -----------         -----------
Total deposits                                                   905,669             889,501

Short-term borrowings                                             45,690              45,754
Other liabilities                                                 23,926              12,463
ESOP debt                                                          3,306               3,369
Long-term debt                                                    12,980               6,895
Other interest bearing liabilities                                   634                 650
                                                             -----------         -----------
TOTAL LIABILITIES                                                992,205             958,632

Preferred stock, par value $5.00 per share:
  Authorized - 5,000,000 shares;
  Issued and outstanding -
    219,781 shares Series A Convertible                            5,000               5,000
Unearned compensation related to ESOP debt                        (2,314)             (2,375)
Common stock, par value $5.00 per share:
  Authorized - 25,000,000 shares
  Issued -
    9,361,525 shares at March 31, 2001;
    9,333,084 shares at December 31, 2000
  Outstanding -
    8,307,176 shares at March 31, 2001;
    8,606,983 shares at December 31, 2000                         46,804              46,665
Capital surplus                                                    6,320               5,944
Retained earnings                                                123,105             121,108
Accumulated other comprehensive income                             3,168               1,585
Cost of common stock in treasury
    1,054,349 shares at March 31, 2001;
    726,101 shares at December 31, 2000                          (31,357)            (22,723)
                                                             -----------         -----------
TOTAL SHAREHOLDERS' EQUITY                                       150,726             155,204
                                                             -----------         -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                   $ 1,142,931         $ 1,113,836
                                                             ===========         ===========

                      OMEGA FINANCIAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF INCOME
                           (In thousands, except share data)

                                                             Three Months Ended
                                                                March 31,
                                                       -------------------------------
                                                          2001                2000
                                                       -----------         -----------
INTEREST INCOME:
Interest and fees on loans                             $    15,857         $    14,602
Interest and dividends on investment securities              3,203               3,576
Other interest income                                          588                 191
                                                       -----------         -----------
TOTAL INTEREST INCOME                                       19,648              18,369

INTEREST EXPENSE:
Interest on deposits                                         7,545               6,655
Interest on short-term borrowings                              526                 411
Interest on long-term debt and
  other interest bearing liabilities                           260                 118
                                                       -----------         -----------
TOTAL INTEREST EXPENSE                                       8,331               7,184
                                                       -----------         -----------
NET INTEREST INCOME                                         11,317              11,185
Provision for loan losses                                     --                   143
                                                       -----------         -----------
INCOME FROM CREDIT ACTIVITIES                               11,317              11,042

OTHER INCOME:
Service fees on deposit accounts                               997                 877
Trust fees                                                     887                 903
Loss on sale of loans and other assets                          (9)                (29)
Net gains on investment securities                              60                --
Other                                                        1,260               1,142
                                                       -----------         -----------
TOTAL OTHER INCOME                                           3,195               2,893

OTHER EXPENSE:
Salaries and employee benefits                               4,880               4,747
Net occupancy expense                                          592                 554
Equipment expense                                              593                 567
Data processing service                                        394                 363
Other                                                        2,333               2,351
                                                       -----------         -----------
TOTAL OTHER EXPENSE                                          8,792               8,582
                                                       -----------         -----------
Income before taxes                                          5,720               5,353
Income tax expense                                           1,475               1,379
                                                       -----------         -----------
NET INCOME                                             $     4,245         $     3,974
                                                       ===========         ===========

NET INCOME PER COMMON SHARE:
   Basic                                               $       .49         $       .44
   Diluted                                             $       .48         $       .43
WEIGHTED AVERAGE SHARES AND EQUIVALENTS:
   Basic                                                 8,435,694           8,789,153
   Diluted                                               8,856,264           9,220,930

                                     OMEGA FINANCIAL CORPORATION AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (In thousands)
                                                                                        THREE MONTHS ENDED
                                                                                               MARCH 31,
                                                                                    ---------------------------------
                                                                                      2001                     2000
                                                                                    --------                 --------
Cash flows from operating activities:
  Net income                                                                        $  4,245                 $  3,974
  Adjustments to reconcile net income to
       net cash provided by operating activities:
    Depreciation and amortization                                                        500                      578
    Provision for loan losses                                                           --                        143
    Gain on sale of investment securities                                                (55)                    --
    Non-monetary exchange of cost-method investments                                      (5)                    --
    Gain on sale of fixed assets
       and other property owned                                                           (8)                      (2)
    Loss on sale of loans                                                                 17                       31
    Increase in deferred tax asset                                                      (294)                     (84)
    Increase in cash surrender value of bank owned life insurance                       (265)                    (252)
    Increase in interest receivable and other assets                                    (295)                    (837)
    Decrease in interest payable                                                        (166)                  (1,056)
    Increase in taxes payable                                                          1,501                    1,446
    Amortization of deferred net loan  costs                                               8                       39
    Deferral of net loan fees                                                             63                       19
    Increase in accounts payable
       and accrued expenses                                                           10,201                    2,976
                                                                                    --------                 --------
      Total adjustments                                                               11,202                    3,001
                                                                                    --------                 --------
Net cash provided by operating activities                                             15,447                    6,975

Cash flows from investing activities:
  Proceeds from the sale or maturity of:
    Interest bearing deposits with other banks                                        18,259                   11,110
    Investment  securities available for sale                                         28,007                   24,128
    Investment  securities held to maturity                                               55                     --
  Purchase of:
    Interest bearing deposits with other banks                                       (19,885)                 (10,996)
    Investment securities available for sale                                         (30,825)                 (18,020)
    Investment securities held to maturity                                               (78)                    --
Increase in loans                                                                    (16,020)                  (9,533)
  Gross proceeds from sale of loans                                                       23                       36
  Capital expenditures                                                                  (780)                    (418)
  Sale of fixed assets and other property owned                                            6                       11
  Increase in federal funds sold                                                      (8,700)                 (23,675)
                                                                                    --------                 --------
Net cash used in investing activities                                                (29,938)                 (27,357)

Cash flows from financing activities:
  Increase in deposits, net                                                           16,168                   13,687
  Net change in short-term borrowings                                                    (64)                   9,664
  Issuance of long term debt                                                           6,155                     --
  Principal payment on long-term debt                                                    (70)                    --
  Net change in other interest bearing liabilities                                       (16)                     (17)
  Dividends paid                                                                      (2,337)                  (2,291)
  Tax benefit from preferred stock dividend
     and stock option activity                                                            16                       19
  Issuance of common stock                                                               515                      848
  Acquisition of treasury stock                                                       (8,634)                    (243)
                                                                                    --------                 --------
Net cash provided by financing activities                                             11,733                   21,667
                                                                                    --------                 --------
Net (decrease) increase in cash and due from banks                                  $ (2,758)                $  1,285
                                                                                    ========                 ========

Cash and due from banks at beginning of period                                      $ 40,340                 $ 36,580
Cash and due from banks at end of period                                              37,582                   37,865
                                                                                    --------                 --------
Net (decrease) increase in cash and due from banks                                  $ (2,758)                $  1,285
                                                                                    ========                 ========

Interest paid                                                                       $  8,497                 $  8,243
Income taxes paid                                                                        200                    1,680

                  OMEGA FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

THREE MONTHS ENDED MARCH 31, 2001 and 2000

A.   Basis of Presentation:

     The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be experienced for the year ending December 31, 2001 or any other interim period. For further information, refer to the Consolidated Financial Statements and Footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

     The accompanying Consolidated Financial Statements include Omega Financial Corporation (Omega), a bank holding company, and the combined results of its wholly owned banking and non-banking subsidiaries.

B.   Commitments and Contingent Liabilities:

     In the ordinary course of business, Omega and its subsidiaries make commitments to extend credit to their customers. At March 31, 2001 and December 31, 2000 standby letters of credit issued and outstanding amounted to $18,970,000 and $18,026,000, respectively. These letters of credit are not reflected in the accompanying financial statements. Management does not anticipate any significant losses as a result of these transactions.

     At March 31, 2001, the Corporation had $170,031,000 outstanding in unused lines of credit commitments extended to its customers. Of this amount, $58,674,000, or 34.5%, are commitments to consumers for home equity and other lines of credit. The remaining $111,357,000 are commercial commitments.

C.   Comprehensive Income:

     Components of other comprehensive income (loss) consist of the following:

                                                                       Three Months Ended March 31, 2001
                                                                   -----------------------------------------
                                                                   Before        Tax Expense
                                                                    Tax              or           Net-of-Tax
                                                                   Amount         (Benefit)        Amount
                                                                   -------         -------         -------
     Net income                                                    $ 5,720         $ 1,475         $ 4,245
     Other comprehensive income:
       Unrealized gains on available for sale securities:
       Unrealized holding gains (losses) arising during the
       period                                                        2,495             873           1,622
       Less reclassification adjustment for
        gains included in net income                                   (60)            (21)            (39)
                                                                   -------         -------         -------
     Other comprehensive income (loss)                               2,435             852           1,583
                                                                   -------         -------         -------
     Total comprehensive income                                    $ 8,155         $ 2,327         $ 5,828
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

                                   Computations of Earnings per Share
                                (In thousands, except per share amounts)
                                               (Unaudited)

                                     Quarter Ended March 31, 2001       Quarter Ended March 31, 2000
                                    -------------------------------   ---------------------------------
                                      Income     Shares   Per-Share     Income      Shares    Per-Share
                                    Numerator Denominator   Amount     Numerator  Denominator   Amount
                                    --------- ----------- ---------    ---------  ----------- ---------
Net income                           $4,245                             $3,974
Less: Preferred stock dividends         (99)                               (99)
                                     ------                             ------

BASIC EPS
Income available to common
    shareholders                     $4,146      8,436      $0.49        3,875       8,789       $0.44
                                                            =====                                =====

EFFECT OF DILUTIVE SECURITIES
Impact of:
   Assumed conversion of preferred
      to common stock                              346                                 346
   Assumed exercises of outstanding
      options                                       74                                  86
Preferred stock dividends
    available to common
    shareholders                         99                                 99
Elimination of tax benefit of
    allocated preferred dividends       (18)                               (16)
Additional expense required to fund
    ESOP debt, net of tax impact         (6)                                (8)
                                     ------                             ------

DILUTED EPS
Income available to common
     shareholders plus assumed
     conversions                     $4,221      8,856      $0.48       $3,950       9,221       $0.43
                                     ======      =====      =====       ======       =====       =====

                  OMEGA FINANCIAL CORPORATION AND SUBSIDIARIES

================================================================================

            Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------
Investment Considerations

     In analyzing whether to make, or to continue to make, an investment in Omega, investors should consider, among other factors, certain investment considerations more particularly described in "Item 1: Business - Investment Considerations" in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. A copy of this report can be obtained from David N. Thiel, Senior Vice President, Omega Financial Corporation, 366 Walker Drive, State College, Pennsylvania 16801.

     Forward Looking Statements

     The information in this Report on Form 10-Q contains forward looking statements (as such term is defined in the Securities Exchange Act of 1934 and the regulations thereunder), including without limitation, statements as to the future loan and deposit volumes, the allowance and provision for possible loan losses, future interest rates and their effect on Omega's financial condition or results of operations, the classification of Omega's investment portfolio or as to trends or management's beliefs, expectations or opinions and other statements other than historical facts. Such forward looking statements are subject to risks and uncertainties and may be affected by various factors which may cause actual results to differ materially from those in the forward looking statements. In addition to the factors discussed in this report, certain risks, uncertainties and other factors, including without limitation, risks arising from economic conditions and related uncertainties, changes in interest rates, federal and state regulation, competition and the adequacy of the allowance and provision for loan losses, are discussed in this Report on Form 10-Q, the Corporation's 2000 Annual Report or in Omega's Annual Report on Form 10-K for the year ended December 31, 2000. Copies of these reports may be obtained from Omega upon request and without charge (except for the exhibits thereto) as described above.

--------------------------------------------------------------------------------

1.   Comparison of the Three Months Ended March 31, 2001 and 2000

                                   Operations
                                   ----------
     Three months ended March 31, 2001 and 2000

     The first quarter's income before taxes increased by $367,000, or 6.9%. After the income tax provision (which increased by $96,000, or 7.0% compared to the same period in 2000) was deducted from earnings, net income increased $271,000, or 6.8%, from the first quarter of 2000. The effective tax rate for both the first quarter of 2001 and 2000 was 25.8%.

         Following are selected key ratios for the period:

                                                         Three Months Ended
                                                               March 31
                                                       ----------------------
                                                        2001            2000
                                                       -----           -----
     Return on average assets (annualized)              1.53%           1.50%
     Return on average equity (annualized)             11.12           10.35
     Dividend payout ratio (common)                    51.01           55.36
     Average equity to average assets                  13.78           14.52

                               Net Interest Income

     Three months ended March 31, 2001 and 2000

     The net interest margin, at 4.38% for the first quarter of 2001, was 15 basis points lower than the first quarter of 2000, with a $46,069,000 or 4.7% increase in average earning assets resulting in a 1.2% increase in net interest income. When comparing the two quarters, yield on earning assets rose by 19 basis points while cost to fund earning assets rose by 34 basis points.

     Following are key net interest margin ratios (annualized):

                                                   Three Months Ended
                                                       March 31,
                                                 -----------------------
                                                  2001            2000
                                                 -------         -------
     Yield on average earning assets              7.64%           7.45%
     Cost to fund earning assets                  3.26            2.92
     Net interest margin                          4.38            4.53
     Net interest margin - tax equivalent         4.65            4.80

     At March 31, 2001, Omega had $465,969,000 of earning assets scheduled to reprice over the next twelve months as compared to $501,372,000 in interest bearing liabilities, resulting in a negative gap of $35,403,000, or 3.1% of total assets. In order to predict net interest income at risk over the next twelve months based on hypothetical rate movements, a rate shock simulation was performed on the balance sheet. In the event that interest rates decreased immediately by 100 basis points, results of the rate shock simulation indicated that Omega's net interest income over the next twelve months would decrease by approximately 2.0%, or $908,000. Conversely, the results of a rate shock simulation of an immediate 100 basis point increase in interest rates indicated an increase in net interest income of approximately $916,000, or 2.0% over a twelve-month period. These simulations assumed no volume or mix changes in the balance sheet.

                            Other Income and Expense

     Three months ended March 31, 2001 and 2000

     Total other income increased $302,000, or 10.4% in the first quarter of 2001 as compared to the same period in 2000. Excluding gains on sales of assets which were $80,000 less in the first quarter of 2001 than in the first quarter of 2000, other income increased by $222,000, or 7.6%. Fees on deposit accounts increased by $120,000 or 13.7%, when compared to the first quarter of 2000, while fees on trust services decreased by $16,000, or 1.8%. Other non-interest income rose by $118,000, or 10.3%, due primarily to income from card services.

     As a percentage of average assets, annualized other income net of security gains and losses was 1.13% for the first quarter of 2001 as compared to 1.09% in 2000.

     Other expenses were $210,000, or 2.5% higher for the first quarter of 2001 than for the same period in 2000. Salaries and employee benefits were $133,000, or 2.8% higher in 2001 than in 2000. All other expenses increased by a total of only $77,000, or 2.0%.

     As a percentage of average assets, annualized expenses for the quarter ended March 31, 2001 were 3.17% as compared to 3.25% in 2000.

2.   Investment Securities

     Management of the investment portfolio entails evaluation and realignment of the size and mix of the portfolio in order to balance various characteristics of the balance sheet, including asset quality, liquidity, yield relationships, maturity and tax planning. The following schedule details characteristics of the investment portfolio as of March 31, 2001 and December 31, 2000.

                                                       Securities Classified as Available for Sale
                                                -----------------------------------------------------------
                                                                  Gross          Gross         Estimated
                                                Amortized      Unrealized      Unrealized        Market
     March 31, 2001                               Cost           Gains          Losses          Value
                                                -----------------------------------------------------------
     U.S. Treasury securities and
         obligations of other U.S. Govern-
         ment agencies and corporations           $105,039        $  1,175        $      0         $106,214
     Obligations of state and
         political subdivisions                     86,531             993              (1)          87,523
     Corporate securities                           23,701             407             (18)          24,090
     Mortgage backed securities                     15,508             268              (1)          15,775
     Equity securities                               6,919           2,572            (533)           8,958
                                                  ---------------------------------------------------------
     Total                                        $237,698        $  5,415        ($   553)        $242,560
                                                  =========================================================


                                                        Securities Classified as Held to Maturity
                                                -----------------------------------------------------------
                                                                  Gross          Gross         Estimated
                                                Amortized      Unrealized      Unrealized        Market
     March 31, 2001                               Cost           Gains          Losses          Value
                                                -----------------------------------------------------------
     Investment in low-income housing            $  640             --             --           $  640
     Equity securities (non-marketable)           4,479             --             --            4,479
                                                -----------------------------------------------------------
     Total                                       $5,119           $ --           $ --           $5,119
                                                ===========================================================


                                                       Securities Classified as Available for Sale
                                               ---------------------------------------------------------
                                                                  Gross          Gross         Estimated
                                                Amortized      Unrealized      Unrealized        Market
December 31, 2000                                  Cost           Gains          Losses          Value
                                               ---------------------------------------------------------
     U.S. Treasury securities and
         obligations of other U.S. Govern-
         ment agencies and corporations        $ 95,716         $  461         ($   68)        $ 96,109
     Obligations of state and
         political subdivisions                  77,057            214            (211)          77,060
     Corporate securities                        37,665            192             (90)          37,767
     Mortgage backed securities                  17,601            109             (11)          17,699
     Equity securities                            6,868          2,554            (722)           8,700
                                               --------------------------------------------------------
     Total                                     $234,907         $3,530         ($1,102)        $237,335
                                               ========================================================


                                                       Securities Classified as Held to Maturity
                                                --------------------------------------------------------
                                                                  Gross          Gross         Estimated
                                                Amortized      Unrealized      Unrealized        Market
December 31, 2000                                  Cost           Gains          Losses          Value
                                                --------------------------------------------------------
     Investment in low-income housing             $  643           --              --           $  643
     Equity securities (non-marketable)            4,401           --              --            4,401
                                                ------------------------------------------------------
     Total                                        $5,044          $--             $--           $5,044
                                                ======================================================

     Total investment securities as a percentage of total assets at March 31, 2001 and December 31, 2000 were 21.7% and 21.8%, respectively. Securities maturing or repricing in one year or less comprised 39.0% of the total investment securities of $247,679,000 as of March 31, 2001, as compared to 37.5% of total investment securities of $242,379,000 as of December 31, 2000. There was $210,000 in investments in instruments of foreign countries on March 31, 2001.

3.   Loans

     Net loans in the first three months of 2001 increased by $15,909,000, or 2.2% from the balance at December 31, 2000, bringing the total to $756,272,000 at March 31, 2001. The growth in the loan portfolio is primarily in the commercial and real estate loan categories, while personal consumer loans have declined slightly.

     Changes in the allowance for loan losses for the three months ended March 31, 2001 and 2000 were as follows (in thousands):

                                        2001             2000
                                      --------         --------
     Balance at January 1             $ 11,622         $ 11,865
     Charge-offs                          (108)            (120)
     Recoveries                             22               47
                                      --------         --------
         Net charge-offs                   (86)             (73)
     Provision for loan losses            --                143
                                      --------         --------
     Balance at March 31              $ 11,536         $ 11,935
                                      ========         ========

     Management believes that the allowance for loan losses is adequate, based upon its analysis of the loans, current economic conditions and certain risk characteristics of the loan portfolio. This determination is made through a structured review of impaired loans, non-performing loans and certain performing loans designated as potential problems. The allowance for loan losses at March 31, 2001 and 2000 represented 1.50% and 1.59%, respectively, of the total loans outstanding, net of unearned interest.

     Set forth below is an analysis of Omega's non-performing loans as of March 31, 2001 as compared to December 31, 2000.

                              Non-performing Loans
                                 (In thousands)

                                                     March 31,     December 31,
                                                       2001           2000
                                                     ---------     -----------
      Non-accrual loans                               $1,532         $1,503
      Accruing loans past due 90 days or more            789            564
      Restructured loans                                  67             98
                                                      ------         ------
      Total non-performing loans                      $2,388         $2,165
                                                      ======         ======
      Non-performing loans as percent of allowance      20.7%          18.6%

     The increase in non-performing loans from December 31, 2000 to March 31, 2001 is primarily due to the increase in loans past due 90 days or more.

4.   Deposits and Other Sources of Funds

     Deposits provide the primary source of funding for loans and investment securities. As of March 31, 2001, total deposits increased by $16,168,000 or 1.8%, as compared to December 31, 2000. Interest bearing deposits have increased by $20,772,000, or 2.7% and non-interest bearing accounts have decreased by $4,604,000, or 3.6%. For additional funding, borrowings have been increased by $6,021,000.

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

     At March 31, 2001, Omega and each of its banking subsidiaries met the regulatory definition of a "well capitalized" financial institution, i.e., a leverage ratio exceeding 5%, Tier 1 capital exceeding 6% and total capital exceeding 10%.

6.   Share Repurchase Program

     During the second quarter of 2000, Omega announced a board-approved share repurchase program. Omega was authorized to buy back up to 5% of its common stock over a twelve-month period. On May 23, 2000, when the repurchase program was initiated, there were 8,817,427 common shares outstanding, with 440,871 shares eligible to be repurchased through this program. In January of 2001, the program was completed after reaching 100% of the approved level. On February 26, 2001, the Board approved a new program, authorizing management to buy back an additional 10% of its common stock. At that time, there were 8,356,887 common shares outstanding with 835,689 shares eligible to be repurchased. This program will remain in effect through December 31, 2001, or until the 10% limit is reached, however, it may be discontinued at any time. As of April 17, 2001, 77,510 shares have been repurchased in conjunction with this program.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Omega is impacted by market risks, and has procedures in place to evaluate and mitigate these risks. These market risks and Omega's procedures are described in the Management's Discussion and Analysis section of the Annual Report on Form 10-K for the year ended December 31, 2000, a copy of which can be obtained as provided in the first paragraph of Item 2 above. There have been no material changes in the market risks that impact Omega or their procedures relative to these risks, since December 31, 2000.

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

                                         OMEGA FINANCIAL CORPORATION
                                    -------------------------------------
                                                (Registrant)




                                By:
        ------------------------    -------------------------------------
        Date                        David B. Lee
                                    Chairman and
                                    Chief Executive Officer


        ------------------------    -------------------------------------
        Date                        JoAnn N. McMinn
                                    Senior Vice President and
                                    Controller
                                    (Principal Accounting Officer)