Form 10-Q
period 2001-06-30
OMEGA FINANCIAL CORP /PA/
filed 2001-08-07
CIK 705671

SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON DC 20549

                                    FORM 10-Q

(Mark One)

[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

                                       or

[ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ______________ to ______________

                           Commission File No. 0-13599

   Omega Financial Corporation                           25-1420888
-------------------------------------        -----------------------------------
  (Exact name of registrant as                         (IRS Employer
    specified in its charter)                        Identification No.)

            Pennsylvania                                   16801
-------------------------------------        -----------------------------------
 (State or other jurisdiction or                          (Zip Code)
  incorporation of organization)

          366 Walker Drive
     State College, Pennsylvania                       (814) 231-7680
-------------------------------------        -----------------------------------
        (Address of principal                     Registrant's Telephone Number,
          executive offices)                             Including Area Code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was requested to file such reports), and (2) has been subject to such filing requirements for the past sixty days. Yes __X__ No ____

The number of shares outstanding of each of the Registrant's classes of common stock as of August 1, 2001:

                Common Stock, $5.00 par value - 8,238,344 shares

PART I.    Financial Information
Item 1.    Financial Statements

            OMEGA FINANCIAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS
                  (In thousands, except share data)

                                                        JUNE 30,  DECEMBER 31,
                                                         2001        2000
                                                        -------   ------------
ASSETS
Cash and due from banks                                $   39,247    $   40,340

Interest bearing deposits with other banks                  1,200         1,095
Federal funds sold                                         22,450        39,750

Investment securities held to maturity (Market value:
   $5,194 and $5,044, respectively)                         5,194         5,044
Investment securities available for sale                  261,704       237,335

Total loans                                               773,676       752,108
  Less: Unearned discount                                     (77)         (123)
            Allowance for loan losses                     (11,486)      (11,622)
                                                       ----------    ----------
Net loans                                                 762,113       740,363

Premises and equipment, net                                14,918        14,284
Other assets                                               35,353        35,625
                                                       ----------    ----------
TOTAL ASSETS                                           $1,142,179    $1,113,836
                                                       ==========    ==========
Liabilities and Shareholders' Equity
Deposits:
  Non-interest bearing                                 $  134,420    $  129,444
  Interest bearing                                        786,448       760,057
                                                       ----------    ----------
Total deposits                                            920,868       889,501

Short-term borrowings                                      35,869        45,754
Other liabilities                                          13,193        12,463
ESOP debt                                                   3,242         3,369
Long-term debt                                             17,735         6,895
Other interest bearing liabilities                            651           650
                                                       ----------    ----------
TOTAL LIABILITIES                                         991,558       958,632

Preferred stock, par value $5.00 per share:
  Authorized -- 5,000,000 shares;
  Issued and outstanding -
    219,781 shares Series A Convertible                     5,000         5,000
Unearned compensation related to ESOP debt                 (2,252)       (2,375)
Common stock, par value $5.00 per share:
  Authorized - 25,000,000 shares
  Issued--
    9,417,185 shares at June 30, 2001;
    9,333,084 shares at December 31, 2000
  Outstanding--
    8,225,574 shares at June 30, 2001;
    8,606,983 shares at December 31, 2000                  47,086        46,665
Capital surplus                                             7,302         5,944
Retained earnings                                         125,199       121,108
Accumulated other comprehensive income (loss)               3,704         1,585
Cost of common stock in treasury
    1,191,611 shares at June 30, 2001;
    726,101 shares at December 31, 2000                   (35,418)      (22,723)
                                                       ----------    ----------
TOTAL SHAREHOLDERS' EQUITY                                150,621       155,204
                                                       ----------    ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY             $1,142,179    $1,113,836
                                                       ==========    ==========



                     OMEGA FINANCIAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF INCOME
                           (In thousands, except share data)

                                               Three Months Ended         Six Months Ended
                                                   June 30,                   June 30,
                                               2001         2000          2001        2000
                                           --------------------------   ---------------------
INTEREST INCOME:
Interest and fees on loans                 $   15,726   $   14,969    $   31,583   $   29,571
Interest and dividends on investment
securities                                      3,342        3,599         6,545        7,175
Other interest income                             313          412           901          603
                                           ----------   ----------    ----------   ----------
TOTAL INTEREST INCOME                          19,381       18,980        39,029       37,349
INTEREST EXPENSE:

Interest on deposits                            7,364        6,898        14,909       13,553
Interest on short-term borrowings                 456          570           982          981
Interest on long-term debt and
  other interest bearing liabilities              270          128           530          246
                                           ----------   ----------    ----------   ----------
TOTAL INTEREST EXPENSE                          8,090        7,596        16,421       14,780
                                           ----------   ----------    ----------   ----------
NET INTEREST INCOME                            11,291       11,384        22,608       22,569
Provision for loan losses                        --            142          --            285
                                           ----------   ----------    ----------   ----------
INCOME FROM CREDIT ACTIVITIES                  11,291       11,242        22,608       22,284
OTHER INCOME:
Service fees on deposit accounts                1,050          907         2,047        1,784
Trust fees                                        853          710         1,740        1,613
Gain (loss) on sale of loans and other
assets                                              9           (6)         --            (35)
Net gains on investment securities                255          194           315          194
Other                                           1,304        1,342         2,564        2,484
                                           ----------   ----------    ----------   ----------
TOTAL OTHER INCOME                              3,471        3,147         6,666        6,040
OTHER EXPENSE:
Salaries and employee benefits                  4,864        4,769         9,744        9,516
Net occupancy expense                             600          523         1,192        1,077
Equipment expense                                 535          561         1,128        1,128
Data processing service                           397          365           791          728
Other                                           2,484        2,433         4,817        4,784
                                           ----------   ----------    ----------   ----------
TOTAL OTHER EXPENSE                             8,880        8,651        17,672       17,233
                                           ----------   ----------    ----------   ----------
Income before taxes                             5,882        5,738        11,602       11,091
Income tax expense                              1,482        1,476         2,957        2,855
                                           ----------   ----------    ----------   ----------
NET INCOME                                 $    4,400   $    4,262    $    8,645   $    8,236
                                           ==========   ==========    ==========   ==========

NET INCOME PER COMMON SHARE:
  Basic                                    $     0.52   $     0.47    $     1.01   $     0.91
  Diluted                                  $     0.50   $     0.46    $     0.98   $     0.89

WEIGHTED AVERAGE SHARES AND EQUIVALENTS:
  Basic                                     8,267,681    8,802,849     8,351,223    8,796,001
  Diluted                                   8,731,957    9,204,097     8,788,204    9,209,119


              OMEGA FINANCIAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (In thousands)
                                                                SIX MONTHS
                                                                  ENDED
                                                                 JUNE 30,
                                                           ---------------------
                                                               2001      2000
                                                           ---------------------
Cash flows from operating activities:
  Net income                                               $  8,645    $  8,236
  Adjustments to reconcile net income to
       net cash provided by operating activities:
    Depreciation and amortization                             1,014       1,093
    Provision for loan losses                                  --           285
    Gain on sale of investment securities                      (210)       (194)
    Non-monetary exchange of cost-method investments           (105)       --
    Gain on sale of fixed assets
       and other property owned                                 (22)         (2)
    Loss on sale of loans                                        22          37
    Increase in deferred tax asset                             (359)       (168)
    Increase in cash surrender value of bank owned life
       insurance                                               (530)       (480)
    Decrease (Increase) in interest receivable and other
       assets                                                    (9)     (1,483)
    Decrease in interest payable                               (356)     (1,076)
    Increase (decrease) in taxes payable                        (24)        678
    Amortization of deferred net loan fees (costs)              (57)         57
    Deferral of net loan fees                                   207          32
    Increase in accounts payable
       and accrued expenses                                   1,125       1,816
                                                           --------    --------
      Total adjustments                                         696         595
                                                           --------    --------
Net cash provided by operating activities                     9,341       8,831

Cash flows from investing activities:
  Proceeds from the sale or maturity of:
    Interest bearing deposits with other banks               46,163      16,818
    Investment securities available for sale                 48,639      49,702
    Investment securities held to maturity                       55        --
  Purchase of:
    Interest bearing deposits with other banks              (46,268)    (16,764)
    Investment securities held to maturity                     (154)        (62)
    Investment securities available for sale                (69,598)    (35,118)
  Increase in loans                                         (21,996)    (18,544)
  Gross proceeds from sale of loans                              74          53
  Capital expenditures                                       (1,518)       (630)
  Sale of fixed assets and other property owned                  30          46
  Net change in federal funds sold                           17,300     (28,675)
                                                           --------    --------
Net cash used in investing activities                       (27,273)    (33,174)

Cash flows from financing activities:
  Increase in deposits, net                                  31,367      22,824
  Net change in short-term borrowings                        (9,885)     11,479
  Issuance of long term debt                                 11,015        --
  Principal payment on long-term debt                          (174)       --
  Net change in other interest bearing liabilities                1          (4)
  Dividends paid                                             (4,601)     (4,590)
  Tax benefit from preferred stock dividend
     and stock option activity                                   32          41
  Issuance of common stock                                    1,779       1,197
  Acquisition of treasury stock                             (12,695)     (2,341)
                                                           --------    --------
Net cash provided by financing activities                    16,839      28,606
                                                           --------    --------
Net increase (decrease) in cash and due from banks         $ (1,093)   $  4,263
                                                           ========    ========

Cash and due from banks at beginning of period             $ 40,340    $ 36,580
Cash and due from banks at end of period                     39,247      40,843
                                                           --------    --------
Net increase (decrease) in cash and due from banks         $ (1,093)   $  4,263
                                                           ========    ========

Interest paid                                              $ 16,777    $ 15,856
Income taxes paid                                             3,300       2,305

                  OMEGA FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

SIX AND THREE MONTHS ENDED JUNE 30, 2001 AND 2000

A.      Basis of Presentation:

        The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the six months and three months ended June 30, 2001 are not necessarily indicative of the results that may be experienced for the year ending December 31, 2001 or any other interim period. For further information, refer to the Consolidated Financial Statements and Footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

        The accompanying Consolidated Financial Statements include Omega Financial Corporation (Omega), a bank holding company, and the combined results of its wholly owned banking and non-banking subsidiaries.

B.      Commitments and Contingent Liabilities:

        In the ordinary course of business, Omega and its subsidiaries make commitments to extend credit to their customers. At June 30, 2001 and December 31, 2000 standby letters of credit issued and outstanding amounted to $19,394,000 and $18,026,000, respectively. These letters of credit are not reflected in the accompanying financial statements. Management does not anticipate any significant losses as a result of these transactions.

        At June 30, 2001, the Corporation had $160,123,000 outstanding in unused lines of credit commitments extended to its customers. Of this amount, $57,377,000, or 35.8%, are commitments to consumers for home equity and other lines of credit. The remainder, $102,746,000, are commercial commitments.

C.      Comprehensive Income:

        Components of comprehensive income (loss) consist of the following:

                                                Six Months Ended June 30, 2001
                                                Before   Tax Expense
                                                  Tax         or     Net-of-Tax
                                                Amount    (Benefit)    Amount

                                              ---------  ----------- -----------
Net income                                     $ 11,602    $  2,957    $  8,645
Other comprehensive income:
  Unrealized gains on available
    for sale securities:
  Unrealized holding gains arising
    during the period                             3,576       1,252       2,324
  Less reclassification adjustment for
    gains included in net income                   (315)       (110)       (205)
                                               --------    --------    --------
Other comprehensive income                        3,261       1,142       2,119
                                               --------    --------    --------
Total comprehensive income                     $ 14,863    $  4,099    $ 10,764
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

                       Computations of Earnings per Share
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                            Six Months Ended June 30, 2001          Six Months Ended June 30, 2000
                                                        ------------------------------------     ----------------------------------
                                                         Income        Shares      Per-Share      Income       Shares      Per-Share
                                                        Numerator    Denominator    Amount       Numerator    Denominator    Amount
                                                        ------------------------------------     ----------------------------------
Net income                                               $ 8,645                                  $ 8,236
Less: Preferred stock dividends                             (198)                                    (198)
                                                         -------                                  -------
BASIC EPS
Income available to common
    shareholders                                           8,447         8,351      $  1.01         8,038         8,796      $  0.91
                                                                                    =======                                  =======
EFFECT OF DILUTIVE SECURITIES
Impact of:
   Assumed conversion of
      preferred to common stock                                            346                                      346
   Assumed exercises of
      outstanding options                                                   91                                       67
Preferred stock dividends
    available to common
    shareholders                                             198                                      198
Elimination of tax benefit of
    allocated preferred dividends                            (36)                                     (33)
Additional expense required to fund
    ESOP debt, net of tax impact                             (10)                                     (14)
                                                         ---------------------                    --------------------
DILUTED EPS
Income available to common
    shareholders plus assumed
    conversions                                          $ 8,599         8,788      $  0.98       $ 8,189         9,209      $  0.89
                                                         ==================================       ==================================


                                                         Three Months Ended June 30, 2001         Three Months Ended June 30, 2000
                                                        ------------------------------------     ----------------------------------
                                                         Income        Shares      Per-Share      Income       Shares      Per-Share
                                                        Numerator    Denominator    Amount       Numerator    Denominator    Amount
                                                        ------------------------------------     ----------------------------------
Net income                                               $ 4,400                                  $ 4,262
Less: Preferred stock dividends                              (99)                                     (99)
                                                         -------                                  -------
BASIC EPS
Income available to common
    shareholders                                           4,301         8,268      $  0.52         4,163         8,803      $  0.47
                                                                                    =======                                  =======
EFFECT OF DILUTIVE SECURITIES
Impact of:
   Assumed conversion of preferred
      to common stock                                                      346                                      346
   Assumed exercises of outstanding
      options                                                              118                                       55
Preferred stock dividends
    available to common
    shareholders                                              99                                       99
Elimination of tax benefit of
    allocated preferred dividends                            (18)                                     (17)
Additional expense required to fund
    ESOP debt, net of tax impact                              (4)                                      (6)
                                                         ---------------------                    --------------------
DILUTED EPS
Income available to common
    shareholders plus assumed
    conversions                                          $ 4,378         8,732      $  0.50       $ 4,239         9,204      $  0.46
                                                         ==================================       ==================================

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

        Forward Looking Statements

        The information in this Report on Form 10-Q contains forward looking statements (as such term is defined in the Securities Exchange Act of 1934 and the regulations thereunder), including without limitation, statements as to the future loan and deposit volumes, the allowance and provision for possible loan losses, future interest rates and their effect on Omega's financial condition or results of operations, the classification of Omega's investment portfolio, statements concerning other risks or as to trends or management's beliefs, expectations or opinions and other statements other than historical facts. Such forward looking statements are subject to risks and uncertainties and may be affected by various factors which may cause actual results to differ materially from those in the forward looking statements. In addition to the factors discussed in this report, certain risks, uncertainties and other factors, including without limitation, risks arising from economic conditions and related uncertainties, changes in interest rates, federal and state regulation, competition, the adequacy of the allowance and provision for loan losses, and other risks are discussed in this Report on Form 10-Q, Omega's 2000 Annual Report or in Omega's Annual Report on Form 10-K for the year ended December 31, 2000. Copies of these reports may be obtained from Omega upon request and without charge (except for the exhibits thereto) as described above.

--------------------------------------------------------------------------------
1.      Comparison of the Six and Three Months Ended June 30, 2001 and 2000

                               Operations Overview

        A.     Six months ended June 2001 and 2000

        For the first six months of 2001, income before taxes increased by $511,000, or 4.6%, compared to the same period in 2000. Income from credit activities increased $324,000, or 1.5%. Non-interest income increased $626,000 or 10.4% while non-interest expense increased $439,000, or 2.6%.

        The tax provision for the first six months of 2001 increased by $102,000, or 3.6% when compared to the first six months of 2000. The effective tax rate for this period fell to 25.5% in 2001 from 25.7% for the corresponding period in 2000. Net income increased by $409,000, or 5.0%, in the first six months of 2001 as compared to the same period in 2000.

        B.     Three months ended June 30, 2001 and 2000

        The second quarter's income before income taxes increased $144,000, or 2.5%, when compared to the same period in 2000. Non-interest income increased $324,000, or 10.3% and non-interest expense increased by $229,000, or 2.7%.

        After the income tax provision (which increased by $6,000, or 0.4% compared to the same period in 2000) was deducted from earnings, net income was $138,000, or 3.2%, higher than the second quarter of 2000. The effective tax rate for the second quarter of 2001 was 25.2%, as compared to the second quarter of 2000 of 25.7%.

        Following are selected key ratios for the period:

                                                Three Months Ended   Six Months Ended
                                                      June 30             June 30
                                                ------------------   ----------------
                                                  2001       2000      2001     2000
                                                -------    -------   -------  -------
        Return on average assets (annualized)..   1.55%      1.58%     1.54%    1.54%
        Return on average equity (annualized)..  11.60      11.10     11.36    10.73
        Dividend payout ratio (common).........  50.51      53.66     50.76    54.48
        Average equity to average assets.......  13.38      14.25     13.58    14.38


                               Net Interest Income

        A.     Six months ended June 30, 2001 and 2000

        Omega's net interest income for the first six months of 2001 declined by $39,000, or 0.2%. Average earning assets increased by $47,722,000, or 4.8% when compared to June 2000. Yield on earning assets was 7.49% in 2001 as compared to 7.50% in 2000. Cost to fund earning assets was 3.16% in 2001, 18 basis points higher than the 2.98% in 2000. On a fully tax equivalent basis, net interest spread dropped by 18 basis points from 4.79% in 2000 to 4.61% in 2001. See the chart below for a comparison of the components of the net interest margin.

        B.     Three months ended June 30, 2001 and 2000

        The net interest spread, at 4.28% for the second quarter of 2001, was 24 basis points lower than the second quarter of 2000, with a $49,260,000 or 4.9% decrease in average earning assets resulting in a 0.8% decrease in net interest income. Yield on earning assets in the second quarter of 2001 declined by 20 basis points when compared to 2000's second quarter, while cost of funding increased by 4 basis points.

        Following are key net interest margin ratios (annualized):


                                               Three Months Ended     Six Months Ended
                                                    June 30               June 30
                                              -------------------- ---------------------
                                                2001       2000       2001       2000
                                              --------- ---------- ---------- ----------
        Yield on average earning assets.......  7.35%      7.55%        7.49%      7.50%
        Cost to fund earning assets...........  3.07       3.03         3.16       2.98
        Net interest margin...................  4.28       4.52         4.33       4.52
        Net interest margin - tax equivalent..  4.58       4.79         4.61       4.79

        At June 30, 2001, Omega had $432,839,000 of earning assets scheduled to reprice over the next twelve months as compared to $515,028,000 in interest bearing liabilities, resulting in a negative gap of $82,189,000, or 7.2% of assets. In order to predict net interest income at risk over the next twelve months based on hypothetical rate movements, a rate shock simulation was performed on the balance sheet. In the event that interest rates would decrease immediately by 100 basis points, results of the rate shock simulation suggest that Omega's net interest income over the next twelve months would decrease by approximately 1.2%, or $543,000. Conversely, the results of a rate shock simulation of an immediate 100 basis point increase in interest rates indicates an increase in net interest income of approximately $545,000, or 1.2% over a twelve-month period. These simulations assume no volume or mix changes in the balance sheet.

                            Other Income and Expense

        A.     Six months ended June 30, 2001 and 2000

        Other income increased $626,000, or 10.4% in the first six months of 2001 as compared to the same period in 2000. Excluding gains resulting from sales of investment securities, normal operating non-interest income rose by $505,000, or 8.6%. This was due to increases of 14.7% in service fees on deposits, 20.8% in fees on loans and 7.9% on fees from trust relationships. Investment security gains in 2001 exceeded those in 2000 by $121,000, or 62.4%.

        As a percentage of average assets, annualized other income net of security gains and losses was 1.13% for the first six months of 2001 as compared to 1.10 % in 2000.

        Other expenses were $439,000, or 2.6% higher for the first six months of 2001 than for the same period in 2000. Salaries and employee benefits were $228,000, or 2.4% higher in 2001 than in 2000. Equipment expense has remained the same in 2001 as in 2000, while occupancy has increased by $115,000, or 10.7%. Other expense increased by $96,000, or 1.7% in the first six months of 2001 as compared to the same period in 2000.

        As a percentage of average assets, annualized expenses for the period ended June 30, 2001 were 3.15% and were 3.23% for the same period in 2000.

        B.     Three months ended June 30, 2001 and 2000

        Other income increased $324,000, or 10.3% in the second quarter of 2001 as compared to the same period in 2000. Service fees on deposit accounts increased by 15.8% while trust fees increased by 20.1%. Gains on the sale of securities were $61,000 higher during the second quarter of 2001 than 2000.

        As a percentage of average assets, annualized other income net of security gains and losses was 1.13% for the second quarter of 2001 as compared to 1.10 % in 2000.

        Other expenses were $229,000, or 2.7% higher for the second quarter of 2001 than for the same period in 2000. Salaries and employee benefits were $95,000, or 2.0% higher in the second quarter of 2001 than the corresponding period in 2000. Occupancy and equipment expenses have increased by 4.7%, while other non-interest expenses have increased by 3.0%.

        As a percentage of average assets, annualized expenses for the quarter ended June 30, 2001 were 3.13% and were 3.21% for the same period in 2000.

2.      Investment Securities

        Management of the investment portfolio entails evaluation and realignment of the size and mix of the portfolio in order to balance various characteristics of the balance sheet, including asset quality, liquidity, yield relationships, maturity and tax planning. The following schedule details characteristics of the investment portfolio as of June 30, 2001 and December 31, 2000.

                                               Securities Classified as Available for Sale
                                                         Gross        Gross       Estimated
                                          Amortized   Unrealized    Unrealized      Market
June 30, 2001                               Cost         Gains        Losses        Value
                                         -----------------------------------------------------
U.S. Treasury securities and
    obligations of other U.S. Govern-
    ment agencies and corporations        $104,334       $1,070        ($10)       $105,394
Obligations of state and
    political subdivisions                 108,504        1,393          (2)        109,895
Corporate securities                        22,864          381         (70)         23,175
Mortgage backed securities                  13,085          261          --          13,346
Equity securities                            7,229        2,910        (245)          9,894
                                          ----------------------------------------------------
Total                                     $256,016       $6,015       ($327)       $261,704
                                          ====================================================

                                               Securities Classified as Held to Maturity
                                                         Gross        Gross       Estimated
                                          Amortized   Unrealized    Unrealized      Market
June 30, 2001                               Cost         Gains        Losses        Value
                                          ----------------------------------------------------
Investment in low-income housing              $700           --          --            $700
Equity securities (non-marketable)                                       --
                                             4,494           --          --           4,494
                                          ----------------------------------------------------
Total                                       $5,194       $   --        $ --          $5,194
                                          ====================================================

                                               Securities Classified as Available for Sale
                                                         Gross        Gross       Estimated
                                          Amortized   Unrealized    Unrealized      Market
December 31, 2000                           Cost         Gains        Losses        Value
                                          ----------------------------------------------------
U.S. Treasury securities and
    obligations of other U.S. Govern-
    ment agencies and corporations         $95,716         $461        ($68)        $96,109
Obligations of state and
    political subdivisions                  77,057          214        (211)         77,060
Corporate securities                        37,665          192         (90)         37,767
Mortgage backed securities                  17,601          109         (11)         17,699
Equity securities                            6,868        2,554        (722)          8,700
                                          ----------------------------------------------------
Total                                     $234,907       $3,530     ($1,102)       $237,335
                                          ====================================================


                                               Securities Classified as Held to Maturity
                                                         Gross        Gross       Estimated
                                          Amortized   Unrealized    Unrealized      Market
December 31, 2000                           Cost         Gains        Losses        Value
                                          ----------------------------------------------------
Investment in low-income housing              $643           --          --            $643
Equity securities (non-marketable)           4,401           --          --           4,401
                                          ----------------------------------------------------
Total                                       $5,044       $   --        $ --          $5,044
                                          ====================================================

        Total investment securities as a percentage of total assets at June 30, 2001 and December 31, 2000 were 23.4% and 21.8%, respectively. Securities maturing or repricing in one year or less comprised 37.0% of the total investment securities of $266,898,000 as of June 30, 2001, as compared to 37.5% of total investment securities of $242,379,000 as of December 31, 2000. There was $210,000 in investments in instruments of foreign countries on June 30, 2001.

3.   Loans

     Net loans in the first six months of 2001 increased by $21,750,000, or 2.9% from the balance at December 31, 2000, bringing the total to $762,113,000 at June 30, 2001. The growth in the loan portfolio is primarily in the commercial and real estate loan categories, while personal consumer loans have declined slightly.

     Changes in the allowance for loan losses for the six months ended June 30, 2001 and 2000 were as follows (in thousands):

--------------------------------------------------------------------------------

                                                           2001         2000
                                                         -------      -------
        Balance at January 1..........................   $11,622      $11,865

        Charge-offs...................................      (369)        (258)
        Recoveries....................................       233           94
                                                         -------      -------
            Net charge-offs...........................      (136)        (164)

        Provision for loan losses.....................      --            285
                                                         ------       -------

        Balance at June 30............................   $11,486      $11,986
                                                         =======      =======

--------------------------------------------------------------------------------

     Management believes that the allowance for loan losses is adequate, based upon its analysis of the loans, current economic conditions and certain risk characteristics of the loan portfolio. This determination is made through a structured review of impaired loans, non-performing loans and certain performing loans designated as potential problems. The allowance for loan losses at June 30, 2001 and 2000 represented 1.48% and 1.66%, respectively, of the total loans outstanding, net of unearned interest.

     Set forth below is an analysis of Omega's non-performing loans as of June 30, 2001 as compared to December 31, 2000.

--------------------------------------------------------------------------------

                              Non-performing Loans
                                 (In thousands)

                                                         June 30,   December 31,
                                                           2001         2000
                                                         --------   -----------
        Non-accrual loans.............................   $1,727       $1,503
        Accruing loans past due 90 days or more.......    1,053          564
        Restructured loans............................       58           98
                                                         ------       ------
        Total non-performing loans....................   $2,838       $2,165
                                                         ======       ======

        Non-performing loans as percent of allowance..     24.7%        18.6%

--------------------------------------------------------------------------------

     The increase in non-performing loans from December 31, 2000 to June 30, 2001 is primarily due to the increase in loans past due 90 days or more.

4.   Deposits and Other Sources of Funds

     Deposits provide the primary source of funding for loans and investment securities. As June 30, 2001, total deposits increased by $31,367,000 or 3.5%, as compared to December 31, 2000. Interest bearing deposits have increased by $26,391,000, or 3.5% and non-interest bearing accounts have increased by $4,976,000 or 3.8%.

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

     At June 30, 2001, Omega and each of its banking subsidiaries met the regulatory definition of a "well capitalized" financial institution, i.e., a leverage ratio exceeding 5%, Tier 1 capital exceeding 6% and total capital exceeding 10%.

7.   Share Repurchase Program

     During the second quarter of 2000, Omega announced a board-approved share repurchase program. Omega was authorized to buy back up to 5% of its common stock over a twelve-month period. On May 23, 2000, when the repurchase program was initiated, there were 8,817,427 common shares outstanding, with 440,871 shares eligible to be repurchased through this program. In January of 2001, the program was completed after reaching 100% of the approved level. On February 26, 2001, the Board approved a new program, authorizing management to buy back an additional 10% of its common stock. At that time, there were 8,356,887 common shares outstanding with 835,689 shares eligible to be repurchased. This program is expected to remain in effect through December 31, 2001, or until the 10% limit is reached, however, it may be discontinued at any time. As of July 18, 2001, 205,210 shares have been repurchased in conjunction with this program.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Omega is impacted by market risks, and has procedures in place to evaluate and mitigate these risks. These market risks and Omega's procedures are described in the Management's Discussion and Analysis section of the Annual Report to Shareholderson Form 10-K for the year ended December 31, 2000, a copy of which can be obtained as described in the first paragraph of Item 2 above. There have been no material changes in the market risks that impact Omega or their procedures relative to these risks, since December 31, 2000.

PART II.  Other Information

Item 1. Legal Proceedings
        None

Item 2. Changes in Securities and Use of Proceeds
        None

Item 3. Defaults upon Senior Securities
        None

Item 4. Submission of Matters to a Vote of Security Holders
        The Annual Meeting of Shareholders of Omega was held on April 24, 2001. At the Annual Meeting, the shareholders elected a class of directors for a term of three years, as described below.

      -----------------------------------------------------------------
                  Name                     For            Withhold
                                                          Authority
      -----------------------------------------------------------------
      Robert N. Oliver                   6,584,214           58,255
      -----------------------------------------------------------------
      Stanton R. Sheetz                  6,526,693           59,909
      -----------------------------------------------------------------
      Robert A. Szeyller                 6,455,837          130,519
      -----------------------------------------------------------------

        The terms of the following directors continued after the annual meeting:
        Raymond F. Agostinelli, David B. Lee, Philip E. Gingerich, D. Stephen Martz, and James W. Powers, Sr.

        At the Annual meeting, a proposal to appoint a shareholder committee to investigate the compensation of the Chief Executive Officer was not approved. The motion was defeated with approximately 6,609,000 votes against the motion and approximately 33,000 votes in favor.

Item 5. Other Information

        On June 25, 2001, the Board of Directors of Omega adopted an amendment to Omega's Bylaws concerning the procedures and timing for nominations of directors and submission of proposals to be considered at meetings of shareholders. A copy of that amendment is filed as Exhibit 3.3 to this Report on Form 10-Q.

        Under Omega's Bylaws, as amended, shareholder proposals with respect to the 2002 Annual Meeting of Shareholders, including nominations for directors, which have not been previously approved by the Board of Directors, must be submitted to the Secretary of Omega not later than November 26, 2001. Any such proposals must be in writing and sent either by personal delivery, nationally recognized express mail or United States mail, postage prepaid to Omega Corporate Secretary, Omega Financial Corporation, P.O. Box 619, State College, Pennsylvania 16801-0619. Each nomination or proposal must include the information required by the Bylaws. All late or nonconforming nominations and proposals may be rejected by the officer presiding at the meeting.

        Shareholder proposals for the 2002 Annual Meeting of Shareholders must be submitted to Omega by November 26, 2001 to receive consideration for inclusion in Omega's Proxy Statement relating to the 2002 Annual Meeting of Shareholders. Any such proposal must also comply with SEC proxy rules, including SEC Rule 14a-8, and any applicable requirements set forth in the Bylaws.

        In addition, shareholders are notified that the deadline for providing Omega timely notice of any shareholder proposal to be submitted outside of the Rule 14a-8 process for consideration at Omega's 2002 Annual Meeting of Shareholders is November 26, 2001. As to all such matters which Omega does not have notice on or prior to November 26, 2001, discretionary authority shall be granted to the persons designated in Omega's proxy related to the 2002 Annual Meeting of Shareholders to vote on such proposal.

Item 6. Exhibits and Reports on Form 8-K
        Exhibit 3.3   Amendment to Section 202 of Bylaws

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               OMEGA FINANCIAL CORPORATION
                                          --------------------------------------
                                                      (Registrant)


                                   By:
-----------------------------------    ----------------------------------------
               Date                    David B. Lee
                                       Chairman and
                                       Chief Executive Officer

-----------------------------------    ----------------------------------------
               Date                    JoAnn N. McMinn
                                       Senior Vice President and
                                       Controller
                                       (Principal Accounting Officer)