Form 10-Q
period 2001-09-30
OMEGA FINANCIAL CORP /PA/
filed 2001-11-07
CIK 705671

SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON DC 20549

                                    FORM 10-Q
(Mark One)

  [X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

                                       or

  [ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ______________ to ______________

                           Commission File No. 0-13599

                           Omega Financial Corporation
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Pennsylvania                                  25-1420888
----------------------------------          -----------------------------------
(State or other jurisdiction or             (IRS Employer Identification No.)
 incorporation of organization)

          366 Walker Drive
     State College, Pennsylvania                           16801
----------------------------------------                 ---------
(Address of principal executive offices)                 (Zip Code)

                                                         (814) 231-7680
                                                  ------------------------------
                                                  Registrant's Telephone Number,
                                                       Including Area Code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was requested to file such reports), and (2) has been subject to such filing requirements for the past ninety days. Yes __X__ No ____

      The number of shares outstanding of each of the Registrant's classes of common stock as of November 6, 2001:

                 Common Stock, $5.00 par value--8,209,452 shares

PART I. Financial Information
Item 1. Financial Statements

                  OMEGA FINANCIAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                    SEPTEMBER 30,   DECEMBER 31,
ASSETS                                                  2001           2000
                                                    ------------   -------------
Cash and due from banks                             $   37,465     $   40,340

Interest bearing deposits with other banks               1,265          1,095
Federal funds sold                                       4,300         39,750

Investment securities held to maturity
 (Market value:
 $5,191 and $5,044, respectively)                        5,191          5,044
Investment securities available for sale               283,333        237,335

Total loans                                            779,532        752,108
 Less: Unearned discount                                   (52)          (123)
 Allowance for loan losses                             (11,479)       (11,622)
                                                    ----------     ----------
Net loans                                              768,001        740,363

Premises and equipment, net                             14,843         14,284
Other assets                                            33,721         35,625
                                                    ----------     ----------
TOTAL ASSETS                                        $1,148,119     $1,113,836
                                                    ==========     ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
 Non-interest bearing                               $  126,040     $  129,444
 Interest bearing                                      797,225        760,057
                                                    ----------     ----------
Total deposits                                         923,265        889,501

Short-term borrowings                                   37,638         45,754
Other liabilities                                       11,656         12,463
ESOP debt                                                3,176          3,369
Long-term debt                                          17,486          6,895
Other interest bearing liabilities                         644            650
                                                    ----------     ----------
TOTAL LIABILITIES                                      993,865        958,632

Preferred stock, par value $5.00 per share:
 Authorized--5,000,000 shares;
 Issued and outstanding -
  219,781 shares Series A Convertible                    5,000          5,000
Unearned compensation related to ESOP debt              (2,189)        (2,375)
Common stock, par value $5.00 per share:
 Authorized - 25,000,000 shares
Issued -
 9,433,695 shares at September 30, 2001;
 9,333,084 shares at December 31, 2000
Outstanding -
 8,211,882 shares at September 30, 2001;
 8,606,983 shares at December 31, 2000                  47,168         46,665
Capital surplus                                          7,633          5,944
Retained earnings                                      127,059        121,108
Accumulated other comprehensive income                   5,905          1,585
Cost of common stock in treasury
 1,221,813 shares at September 30, 2001;
 726,101 shares at December 31, 2000                   (36,322)       (22,723)
                                                    ----------     ----------
TOTAL SHAREHOLDERS' EQUITY                             154,254        155,204
                                                    ----------     ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $1,148,119     $1,113,836
                                                    ==========     ==========

                  OMEGA FINANCIAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                        (In thousands, except share data)

                                                          Three Months Ended         Nine Months Ended
                                                             September 30,             September 30,
                                                           2001         2000         2001         2000
                                                       ----------------------------------------------------
INTEREST INCOME:
Interest and fees on loans                                  $15,229      $15,849      $46,812      $45,420
Interest and dividends on investment securities               3,389        3,544        9,934       10,719
Other interest income                                           263          341        1,164          944
                                                            -------      -------      -------      -------
TOTAL INTEREST INCOME.                                       18,881       19,734       57,910       57,083
INTEREST EXPENSE:
Interest on deposits                                          7,080        7,218       21,989       20,771
Interest on short-term borrowings                               350          602        1,332        1,583
Interest on long-term debt and
 other interest bearing liabilities                             251          137          781          383
                                                            -------      -------      -------      -------
TOTAL INTEREST EXPENSE                                        7,681        7,957       24,102       22,737
                                                            -------      -------      -------      -------
NET INTEREST INCOME                                          11,200       11,777       33,808       34,346
Provision for loan losses                                       101          143          101          428
                                                            -------      -------      -------      -------
INCOME FROM CREDIT ACTIVITIES                                11,099       11,634       33,707       33,918
Other Income:
Service fees on deposit accounts                              1,030          919        3,077        2,703
Trust fees                                                      787          830        2,527        2,443
Gain (loss) on sale of loans and other assets                    14            -           14          (35)
Net gains on investment securities                                5           68          320          262
Other                                                         1,337        1,080        3,901        3,564
                                                            -------      -------      -------      -------
TOTAL OTHER INCOME                                            3,173        2,897        9,839        8,937
OTHER EXPENSE:
Salaries and employee benefits                                4,956        4,810       14,700       14,326
Net occupancy expense                                           537          505        1,729        1,582
Equipment expense                                               509          549        1,637        1,677
Data processing service                                         405          369        1,196        1,097
Other                                                         2,418        2,174        7,235        6,958
                                                            -------      -------      -------      -------
TOTAL OTHER EXPENSE                                           8,825        8,407       26,497       25,640
                                                            -------      -------      -------      -------
Income before taxes                                           5,447        6,124       17,049       17,215
Income tax expense                                            1,283        1,577        4,240        4,432
                                                            -------      -------      -------      -------
NET INCOME                                                   $4,164       $4,547      $12,809      $12,783
                                                            =======      =======      =======      =======

NET INCOME PER COMMON SHARE:
 Basic                                                        $0.49        $0.51        $1.51        $1.43
 Diluted                                                      $0.48        $0.50        $1.46        $1.39
WEIGHTED AVERAGE SHARES AND EQUIVALENTS:
 Basic                                                    8,233,574    8,690,548    8,311,576    8,760,594
 Diluted                                                  8,677,456    9,122,060    8,743,789    9,176,835



                  OMEGA FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                  Nine Months Ended
                                                                                     September 30,
                                                                               ------------------------
                                                                                  2001           2000
                                                                               -----------    ---------
Cash flows from operating activities:
 Net income                                                                    $  12,809    $  12,783
 Adjustments to reconcile net income to
  net cash provided by operating activities:
 Depreciation and amortization                                                     1,529        1,589
 Provision for loan losses                                                           101          428
 Gain on sale of investment securities                                              (215)        (262)
 Non-monetary exchange of cost-method investments                                   (105)        --
 (Gain) on sale of fixed assets
  and other property owned                                                           (43)          (8)
 Loss on sale of loans                                                                29           43
 Increase in deferred tax asset                                                     (397)        (244)
 Increase in cash surrender value of bank owned life insurance                      (800)        (745)
 Decrease (increase) in interest receivable and other assets                         746         (944)
 Decrease in interest payable                                                       (434)      (1,055)
 Increase in taxes payable                                                            39          730
 Amortization of deferred net loan fees (costs)                                     (101)          80
 Deferral of net loan fees                                                           480           99
 Increase (decrease) in accounts payable
  and accrued expenses                                                              (396)         728
                                                                               ---------    ---------
 Total adjustments                                                                   433          439
                                                                               ---------    ---------
Net cash provided by operating activities                                         13,242       13,222

Cash flows from investing activities: Proceeds from the sale or maturity of:
 Interest bearing deposits with other banks                                       97,011       26,466
 Investment securities available for sale                                         73,679       65,050
 Investment securities held to maturity                                               55         --
 Purchase of:
 Interest bearing deposits with other banks                                      (97,181)     (26,409)
 Commercial paper                                                                   --           --
 Investment securities available for sale                                       (112,978)     (47,149)
 Investment securities held to maturity                                             (154)         (62)
 Increase in loans                                                               (28,234)     (41,197)
 Gross proceeds from sale of loans                                                    87           53
 Capital expenditures                                                             (1,835)        (933)
 Sale of fixed assets and other property owned                                        30           58
 Net change in federal funds sold                                                 35,450       (5,175)
                                                                               ---------    ---------
Net cash used in investing activities                                            (34,070)     (29,298)

Cash flows from financing activities:
 Increase in deposits, net                                                        33,764       12,396
 Net change in short-term borrowings                                              (8,116)      14,364
 Issuance of long-term debt                                                       10,872        4,000
 Principal payment on long-term debt                                                (281)      (2,000)
 Net change in other interest bearing liabilities                                     (6)          (9)
 Dividends paid                                                                   (6,922)      (6,976)
 Tax benefit from preferred stock dividend
 and stock option activity                                                            49           60
 Issuance of common stock                                                          2,192        1,384
 Acquisition of treasury stock                                                   (13,599)      (5,152)
                                                                               ---------    ---------
Net cash used in financing activities                                             17,953       18,067
                                                                               ---------    ---------
Net increase (decrease) in cash and due from banks                             $  (2,875)   $   1,991
                                                                               =========    =========

Cash and due from banks at beginning of period                                 $  40,340    $  36,580
Cash and due from banks at end of period                                          37,465       38,571
                                                                               ---------    ---------
Net increase (decrease) in cash and due from banks                             $  (2,875)   $   1,991
                                                                               =========    =========

Interest paid                                                                  $  24,536    $  23,792
Income taxes paid                                                                  4,350        3,812


                  OMEGA FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

 A. Basis of Presentation:

    The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the nine months and three months ended September 30, 2001 are not necessarily indicative of the results that may be experienced for the year ending December 31, 2001 or any other interim period. For further information, refer to the Consolidated Financial Statements and Footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

    The accompanying Consolidated Financial Statements include Omega Financial Corporation (Omega), a bank holding company, and the combined results of its wholly owned banking and non-banking subsidiaries.

B. Commitments and Contingent Liabilities:

    In the ordinary course of business, Omega and its subsidiaries make commitments to extend credit to their customers. At September 30, 2001 and December 31, 2000, standby letters of credit issued and outstanding amounted to $18,404,000 and $18,026,000, respectively. These letters of credit are not reflected in the accompanying financial statements. Management does not anticipate any significant losses as a result of these transactions.

    At September 30, 2001, the Corporation had $187,894,000 outstanding in unused lines of credit commitments extended to its customers. Of this amount, $57,427,000, or 30.6%, are commitments to consumers for home equity and other lines of credit. The remaining amount of $130,467,000, are commercial commitments.

C. Comprehensive Income:

    Components of other comprehensive income consist of the following:

                                                           Nine Months Ended September 30, 2001
                                                           Before      Tax Expense
                                                             Tax           or         Net-of-Tax
                                                           Amount       (Benefit)       Amount
                                                        -----------------------------------------
Net income                                                $17,049        $4,240        $12,809
Other comprehensive income:
  Unrealized gains on available for sale securities:
  Unrealized holding gains arising during the period        6,966         2,438          4,528
  Less reclassification adjustment for
   gains included in net income                              (320)         (112)          (208)
                                                          -------        ------        -------
Other comprehensive income                                  6,646         2,326          4,320
                                                          -------        ------        -------
Total comprehensive income                                $23,695        $6,566        $17,129
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

                                      Nine Months Ended September 30, 2001        Nine Months Ended September 30, 2000
                                    ------------------------------------------ -------------------------------------------
                                        Income        Shares      Per-Share        Income        Shares      Per-Share
                                      Numerator    Denominator     Amount        Numerator    Denominator      Amount
                                    ------------------------------------------ -------------------------------------------
Net income                             $12,809                                    $12,783
Less: Preferred stock dividends           (297)                                      (297)
                                       -------                                    -------

BASIC EPS
Income available to common
 shareholders                           12,512        8,312         $1.51          12,486         8,761         $1.43
                                                                    =====                                       =====

EFFECT OF DILUTIVE SECURITIES
Impact of:
 Assumed conversion of preferred
 to common stock                                        346                                         346
 Assumed exercises of outstanding
 options                                                 86                                          70
Preferred stock dividends
 available to common
 shareholders                              297                                        297
Elimination of tax benefit of
 allocated preferred dividends             (55)                                       (50)
Additional expense required to fund
 ESOP debt, net of tax impact              (12)                                       (20)
                                       -------        -----                       -------         -----         -----
DILUTED EPS
Income available to common
 shareholders plus assumed
 conversions                           $12,742        8,744         $1.46         $12,713         9,177         $1.39
                                       =======        =====         =====         =======         =====         =====


                                      Three Months Ended September 30, 2001       Three Months Ended September 30, 2000
                                    ------------------------------------------ -------------------------------------------
                                        Income       Shares       Per-Share       Income        Shares       Per-Share
                                      Numerator    Denominator     Amount        Numerator    Denominator      Amount
                                    ------------------------------------------ -------------------------------------------
Net income                             $4,165                                      $4,547
Less: Preferred stock dividends           (99)                                        (99)
                                       ------                                      ------
BASIC EPS
Income available to common
 shareholders                           4,066          8,234        $0.49           4,448         8,691         $0.51
                                                                    =====                                       =====
EFFECT OF DILUTIVE SECURITIES
Impact of:
 Assumed conversion of preferred
 to common stock                                         346                                        346
 Assumed exercises of outstanding
 options                                                  97                                         85
Preferred stock dividends
 available to common
 shareholders                              99                                          99
Elimination of tax benefit of
 allocated preferred dividends            (18)                                        (16)
Additional expense required to fund
 ESOP debt, net of tax impact              (3)                                         (6)
                                       ------                                      ------
DILUTED EPS
Income available to common
 shareholders plus assumed
 conversions                           $4,144          8,677        $0.48          $4,525         9,122         $0.50
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

                  OMEGA FINANCIAL CORPORATION AND SUBSIDIARIES

================================================================================

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                  OF OPERATIONS

--------------------------------------------------------------------------------

    Investment Considerations

    In analyzing whether to make, or to continue to hold, an investment in Omega, investors should consider, among other factors, certain investment considerations more particularly described in "Item 1: Business - Investment Considerations" in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. A copy of this report can be obtained from David N. Thiel, Senior Vice President, Omega Financial Corporation, 366 Walker Drive, State College, Pennsylvania 16801.

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

--------------------------------------------------------------------------------

1. Comparison of the Nine and Three Months Ended September 30, 2001 and 2000

                               Operations Overview

    A. Nine months ended September 2001 and 2000

    For the first nine months of 2001, income before income taxes decreased by $166,000, or 1.0%, compared to the same period in 2000. Income from credit activities decreased $211,000, or 0.6%. Non-interest income increased $902,000 or 10.1% while non-interest expense increased $857,000, or 3.3%, compared to the same period in 2000.

    The tax provision for the first nine months of 2001 decreased by $192,000, or 4.3% when compared to the first nine months of 2000. The effective tax rate for this period fell to 24.9% in 2001 from 25.7% for the corresponding period in 2000. Net income increased by $26,000, or 0.2%, in the first nine months of 2001 as compared to the same period in 2000. The effective tax rate year to date in 2001 was 24.9% as compared to year to date in 2000 when it was 25.7%.

    B. Three months ended September 30, 2001 and 2000

    The third quarter's income before income taxes decreased $677,000, or 11.1%, when compared to the same period in 2000. Non-interest income increased $276,000, or 9.5%, income from credit activities decreased by $535,000, or 4.6%, and non-interest expense increased by $418,000, or 5.0%, compared to the same period in 2000.

    After the income tax provision (which decreased by $294,000, or 18.6% compared to the same period in 2000) was deducted from earnings, net income was $383,000, or 8.4%, lower than the third quarter of 2000. The effective tax rate for the second quarter of 2001 was 23.5%, as compared to the third quarter of 2000 of 25.8%.

    Following are selected key ratios for the period:

                                         Three Months Ended   Nine Months Ended
                                             September 30        September 30
                                         ------------------   -----------------
                                          2001      2000        2001     2000
                                         ------   --------    --------  -------
 Return on average assets (annualized)..  1.46%      1.68%      1.51%    1.59%
 Return on average equity (annualized).. 10.89      11.83      11.20    11.10
 Dividend payout ratio (common)......... 53.36      49.56      51.61    52.73
 Average equity to average assets ...... 13.38      14.18      13.50    14.31

                               Net Interest Income

    A. Nine months ended September 30, 2001 and 2000

    Omega's net interest income for the first nine months of 2001 declined by $538,000, or 1.6%. Average earning assets increased by $50,370,000 when compared to the first nine months of 2000. Composite yield on earning assets was 7.34%, or 25 basis points lower than the prior year, while cost to fund earning assets increased by 3 basis points to 3.06%. On a fully tax equivalent basis, net interest margin decreased by 26 basis points from 4.83% in 2000 to 4.57% in 2001. See the chart below for a comparison of the components of the net interest margin.

    B. Three months ended September 30, 2001 and 2000

    The net interest margin, at 4.21% for the third quarter of 2001, was 47 basis points lower than the third quarter of 2000, with a $62,887,000 or 6.3% increase in average earning assets in the third quarter of 2001 over the third quarter of 2000. Yield on earning assets in the third quarter of 2001 decreased by 77 basis points when compared to 2000's third quarter, while cost of funding decreased by 30 basis points, resulting in a decrease in net interest income of $577,000, or 4.9%.

    Following are key net interest margin ratios (annualized):

                              Three Months Ended      Nine Months Ended
                                September 30            September 30
                              ------------------      ------------------
                              2001         2000       2001         2000
                              -----        -----      ----         -----
Yield on average earning
 assets ....................  7.06%        7.83%      7.34%        7.59%
Cost to fund earning assets   2.85         3.15       3.06         3.03
Net interest margin ........  4.21         4.68       4.28         4.56
Net interest margin-tax
 equivalent ................  4.52         4.96       4.57         4.83


    At September 30, 2001, Omega had $404,171,000 of earning assets scheduled to reprice over the next twelve months as compared to $556,135,000 in interest bearing liabilities, resulting in a negative gap of $151,964,000, or 13.2% of assets. In order to predict net interest income at risk over the next twelve months based on hypothetical rate movements, a rate shock simulation was performed on the balance sheet. In the event that interest rates would decrease immediately by 100 basis points, results of the rate shock simulation indicate that Omega's net interest income over the next twelve months would increase by approximately 0.5%, or $203,000. Conversely, the results of a rate shock simulation of an immediate 100 basis point increase in interest rates indicates a decrease in net interest income of approximately $151,000, or 0.3% over a twelve-month period. These simulations assume no volume or mix changes in the balance sheet. There have been no material changes in reported market risk since December 31, 2000.

                            Other Income and Expense

    A. Nine months ended September 30, 2001 and 2000

    Other income increased $902,000, or 10.1% in the first nine months of 2001 as compared to the same period in 2000. Excluding gains resulting from sales of investment securities and other assets, normal operating non-interest income rose by $795,000, or 9.1%. This represents increases in service fees on deposits, loans and trust relationships. Investment security gains in the first nine months of 2001 exceeded those recorded in the first nine months of 2000 by $58,000, or 22.1%.

    As a percentage of average assets, annualized other income net of security gains and losses was 1.12% for the first nine months of 2001 as compared to 1.08% for 2000.

    Other expenses were $857,000, or 3.3%, higher for the first nine months of 2001 than for the same period in 2000. Salaries and employee benefits were $374,000, or 2.6% higher in the first nine months of 2001 than in the same period in 2000. Combined occupancy and equipment expenses have increased by $107,000 because a new branch was put into service in 2001. Data processing fees increased by $99,000 or 9.0% because new services have been added. Other expense increased by $277,000, or 4.0% in the first nine months of 2001 as compared to 2000, due primarily to higher claims incurred on credit insurance.

    As a percentage of average assets, annualized expenses for the period ended September 30, 2001 were 3.13% and were 3.19% for the same period in 2000.

    B. Three months ended September 30, 2001 and 2000

    Other income increased $276,000, or 9.5%, in the third quarter of 2001 as compared to the same period in 2000. Service fee income increased by $111,000, or 12.1%, and trust fees were $43,000, or 5.2%, lower in the third quarter of 2001 as compared to the same period in 2000. Gains on loans and other assets were $14,000 higher in the third quarter of 2001 than in the third quarter of 2000. Additionally, in the third quarter of 2001, gains from the sale of investment securities were $63,000, or 93.5%, lower than during the same period in 2000. Other non-interest income was $257,000 higher in 2001 than in 2000.

    As a percentage of average assets, annualized other income net of security gains and losses was 1.11 % for the third quarter of 2001 as compared to
    1.04 % for the same period in 2000.

    Other expenses increased $418,000, or 5.0%, in the third quarter of 2001 as compared to the same period in 2000. Salaries and employee benefits increased $146,000, or 3.0%, in 2001 as compared to the same period in 2000. An increase in occupancy expense generally offset the decrease in equipment expense, while data processing expense increased $36,000, or 9.8%. Other non-interest expenses increased by $244,000 or 11.2% as a result of higher claims incurred on credit insurance and increased legal expense.

    As a percentage of average assets, annualized expenses for the quarter ended September 30, 2001 were 3.09% and were 3.10% for the same period in 2000.

2.  Investment Securities

    Management of the investment portfolio entails evaluation and realignment of the size and mix of the portfolio in order to balance various characteristics of the balance sheet, including asset quality, liquidity, yield relationships, maturity and tax planning. The following schedule details characteristics of the investment portfolio as of September 30, 2001 and December 31, 2000.


                                 Securities Classified as Available for Sale
                                             Gross        Gross        Estimated
                                Amortized  Unrealized   Unrealized      Market
   September 30, 2001              Cost      Gains        Losses        Value
                                ---------  ----------   ----------    ----------

 U.S. Treasury securities
  and obligations of other
  U.S. Government agencies
  and corporations ..........   $127,851    $2,888         $0          $130,739

 Obligations of state and
  political subdivisions ....    108,478     2,624         --           111,102

 Corporate securities .......     20,111       540         (4)           20,647

 Mortgage backed securities .     10,781       314         --            11,095

 Equity securities ..........      7,038     2,952       (240)            9,750
                                --------    ------      -----          --------
 Total ......................   $274,259    $9,318      ($244)         $283,333
                                ========    ======      =====          ========



                                   Securities Classified as Held to Maturity
                                              Gross        Gross       Estimated
                                 Amortized  Unrealized  Unrealized      Market
September 30, 2001                 Cost       Gains       Losses        Value
                                 ---------  ----------  ----------     ---------
Investment in low-income
 housing ....................   $  697          --          --           $697
Equity securities (non-
 marketable) ...............     4,494          --          --          4,494
                                ------         ---         ---         ------
Total ......................    $5,191         $--         $--         $5,191
                                ======         ===         ===         ======


                                  Securities Classified as Available for Sale
                                              Gross         Gross      Estimated
                               Amortized    Unrealized    Unrealized     Market
December 31, 2000                Cost         Gains         Losses       Value
                               ---------    ----------    ----------   ---------
U.S. Treasury securities and
 obligations of other U.S.
 Government agencies and
 corporations ...............   $95,716       $461           ($68)       $96,109
Obligations of state and
 political subdivisions .....    77,057        214           (211)        77,060
Corporate securities ........    37,665        192            (90)        37,767
Mortgage backed securities ..    17,601        109            (11)        17,699
Equity securities ...........     6,868      2,554           (722)         8,700
                               --------     ------        -------       --------
Total .......................  $234,907     $3,530        ($1,102)      $237,335
                               ========     ======        =======       ========

                                  Securities Classified as Held to Maturity
                                              Gross         Gross     Estimated
                                Amortized  Unrealized     Unrealized    Market
December 31, 2000                 Cost        Gains        Losses       Value
                                ---------  ----------     ----------  ----------
Investment in low-income
 housing ...................      $643         --              --         $643
Equity securities
 (non-marketable) ..........     4,401         --              --        4,401
                                ------        ----            ----      ------
Total ......................    $5,044        $--             $--       $5,044
                                ======        ====            ====      ======

    Total investment securities as a percentage of total assets at September 30, 2001 and December 31, 2000 were 25.1% and 21.8%, respectively. Securities maturing or repricing in one year or less comprised 31.8% of the total investment securities of $288,524,000 as of September 30, 2001, as compared to 37.5% of total investment securities of $242,379,000 as of December 31, 2000. There was $210,000 in investments in instruments of foreign countries on September 30, 2001.

3.  Loans

    Net loans in the first nine months of 2001 increased by $27,638,000, or 3.7% from the balance at December 31, 2000, bringing the total to $768,001,000 at September 30, 2001. The growth in the loan portfolio is primarily in the commercial and real estate loan categories, while personal consumer loans have declined slightly.

    Changes in the allowance for loan losses for the nine months ended September 30, 2001 and 2000 were as follows (in thousands):


                                                2001         2000
                                              -------       -------
    Balance at January 1 .................    $11,622       $11,865
    Charge-offs ..........................       (522)         (403)
    Recoveries ...........................        278           155
                                              -------       -------
    Net charge-offs ......................       (244)         (248)
    Provision for loan losses ............        101           427
                                              -------       -------
    Balance at September 30 ..............    $11,479       $12,044
                                              =======       =======

    The allowance for loan losses is considered adequate by management to cover probable uncollectible loans, as shown in the following table depicting non-performing loans. Management is also of the opinion that the level of loan loss provision is adequate to maintain the allowance at an acceptable level. The allowance for loan losses at September 30, 2001 and 2000 represented 1.47% and 1.62%, respectively, of the total loans outstanding, net of unearned interest.

    Set forth below is an analysis of Omega's non-performing loans as of September 30, 2001 as compared to December 31, 2000.

                              Non-performing Loans
                                 (In thousands)
                                                    September 30,  December 31,
                                                        2001          2000
                                                    ------------   ------------
    Non-accrual loans ............................     $3,499        $1,503
    Accruing loans past due 90 days or more ......        958           564
    Restructured loans ...........................         39            98
                                                       ------        ------
    Total non-performing loans ...................     $4,496        $2,165
                                                       ======        ======
    Non-performing loans as percent of allowance .       39.2%        18.6%

    The increase in non-performing loans from December 31, 2000 to September 30, 2001 is primarily due to the deteriation of the financial position of a large commercial customer, causing loans of $1,332,000 to be categorized as non-accrual.

4.  Deposits and Other Sources of Funds

    Deposits provide the primary source of funding for loans and investment securities. As September 30, 2001, total deposits increased by $33,764,000 or 3.8%, as compared to December 31, 2000. Interest bearing deposits have increased by $37,168,000, or 4.9% and non-interest bearing accounts have decreased by $3,404,000 or 2.6%.

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

    At September 30, 2001, Omega and each of its banking subsidiaries met the regulatory definition of a "well capitalized" financial institution, i.e., a leverage ratio exceeding 5%, Tier 1 capital exceeding 6% and total capital exceeding 10%.

6.  Share Repurchase Program

    During the second quarter of 2000, Omega announced a board-approved share repurchase program. Omega was authorized to buy back up to 5% of its common stock over a twelve-month period. On May 23, 2000, when the repurchase program was initiated, there were 8,817,427 common shares outstanding, with 440,871 shares eligible to be repurchased through this program. In January of 2001, the program was completed after reaching 100% of the approved level. On February 26, 2001, the Board approved a new program, authorizing management to buy back an additional 10% of its common stock. At that time, there were 8,356,887 common shares outstanding with 835,689 shares eligible to be repurchased. This program is expected to remain in effect through December 31, 2001, or until the 10% limit is reached, however, it may be discontinued at any time. As of October 22, 2001, 238,212 shares have been repurchased in conjunction with this program.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Omega is impacted by market risks, and has procedures in place to evaluate and mitigate these risks. These market risks and Omega's procedures are described in the Management's Discussion and Analysis section of the 2000 Annual Report to Shareholders. To the knowledge of Omega, there have been no material changes in the market risks that impact Omega or their procedures relative to these risks, since December 31, 2000.

PART II. Other Information

Item 1. Legal Proceedings
        None

Item 2. Changes in Securities and Use of Proceeds
        None

Item 3. Defaults upon Senior Securities
        None

Item 4. Submission of Matters to a Vote of Security Holders
        None

Item 5. Other Information

    On June 25, 2001, the Board of Directors of Omega adopted an amendment to Omega's Bylaws concerning the procedures and timing for nominations of directors and submission of proposals to be considered at meetings of shareholders. A copy of that amendment was filed as Exhibit 3.3 to Omega's Report on Form 10-Q for the quarter ended June 30, 2001.

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

Item 6. Exhibits and Reports on Form 8-K
        None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            OMEGA FINANCIAL CORPORATION
                                          -------------------------------
                                                    (Registrant)


                                       By:
--------------------------                -------------------------------
           Date                            David B. Lee
                                           Chairman and
                                           Chief Executive Officer


--------------------------                -------------------------------
           Date                            JoAnn N. McMinn
                                           Senior Vice President and
                                           Controller
                                           (Principal Accounting Officer)