Form 10-K
period 2001-12-31
OMEGA FINANCIAL CORP /PA/
filed 2002-03-28
CIK 705671

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
   (Mark One)

      |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                   For the Fiscal Year ended December 31, 2001
                                             -----------------

                                       or

      |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

     For the transition period from __________________ to __________________

                           Commission File No. 0-13599
                                               -------

                           Omega Financial Corporation
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Pennsylvania                                  25-1420888
----------------------------------------  --------------------------------------
(State or other jurisdiction of             (IRS Employer Identification Number)
incorporation or organization)

            366 Walker Drive
            State College, PA                            16801
----------------------------------------  --------------------------------------
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code: (814)  231-7680
                                                    ---------------

Securities registered pursuant to Section 12(b) of the Act: None
                                                            ----

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $5.00                                8,230,936
-----------------------------                      -----------------------------
      (Title of Class)                             (Number of shares outstanding
                                                     as of February 26, 2002)

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

      The aggregate market value of the voting stock held by non-affiliates of the Registrant as of February 26, 2002 was $234,300,171. (1)

                       DOCUMENTS INCORPORATED BY REFERENCE

  (Specific sections incorporated are identified under applicable items herein)

      Certain portions of the Company's Annual Report to Shareholders for the year ended December 31, 2001 are incorporated by reference in Parts II and IV of this Report.

      With the exception of the information incorporated by reference in Parts II and IV of this Report, the Company's Annual Report to Shareholders for the year ended December 31, 2001 is not to be deemed "filed" with the Securities and Exchange Commission for any purpose.

      Certain portions of the Company's Proxy Statement to be filed in connection with its 2002 Annual Meeting of Shareholders are incorporated by reference in Part III of this Report.

      Other documents incorporated by reference are listed in the Exhibit Index.

--------------------------------

(1) The aggregate dollar amount of the voting stock set forth equals the number of shares of the Company's Common Stock outstanding, reduced by the amount of Common Stock held by officers, directors, shareholders owning in excess of 10% of the Company's Common Stock and the Company's employee benefit plans multiplied by the last reported sale price for the Company's Common Stock on February 26, 2002. The information provided shall in no way be construed as an admission that any officer, director or 10% shareholder of the Company, or any employee benefit plan, may be deemed an affiliate of the Company or that such person or entity is the beneficial owner of the shares reported as being held by such person or entity, and any such inference is hereby disclaimed. The information provided herein is included solely for record keeping purposes of the Securities and Exchange Commission.

                                     PART I

Item 1: Business

GENERAL

      Omega Financial Corporation ("Omega" or the "Company") is a Pennsylvania business corporation that is registered as a bank holding company and has elected to be a financial holding company under the Bank Holding Company Act of 1956, as amended. Omega was formed, effective December 31, 1986, as a result of the merger of Heritage Financial Services Corporation ("Heritage") into Peoples National Bancorp, Inc. ("Peoples") and the change of Peoples' name to Omega.

      Peoples was incorporated on June 24, 1982 and became an active bank holding company on December 7, 1982 through the acquisition of all of the outstanding shares of Peoples National Bank of Central Pennsylvania ("Peoples Bank"). Heritage was incorporated on June 21, 1982 and became an active bank holding company on December 31, 1982 through the acquisition of all of the outstanding shares of The Russell National Bank ("Russell Bank"). As a result of the merger of Heritage into Peoples, Omega became the holding company for both Peoples Bank and Russell Bank. On January 28, 1994, Penn Central Bancorp, Inc. ("Penn Central"), a bank holding company, merged into Omega. As a result of the merger of Penn Central into Omega, Omega became the holding company for Penn Central's five wholly-owned subsidiaries: Penn Central National Bank ("Penn Central Bank"), Hollidaysburg Trust Company ("Hollidaysburg"), the First National Bank of Saxton ("Saxton Bank"), Penn Central Bancorp Life Insurance Company and Penn Central Bancorp Investment Company. On February 18, 1995, Saxton Bank merged into Penn Central Bank and on March 18, 1995, Peoples Bank and Russell Bank merged to form Omega Bank N.A. ("Omega Bank"). On August 1, 1995, Omega acquired all of the outstanding shares of Montour Bank ("Montour"). On December 31, 1996, Montour was merged into Omega Bank. On October 20, 2001, Hollidaysburg and Penn Central Bank were merged into Omega Bank. The Company currently has one banking subsidiary, Omega Bank and its current non-banking subsidiaries consist of Central Pennsylvania Life Insurance Company, Central Pennsylvania Investment Company and Central Pennsylvania Leasing, Inc. Unless the context otherwise requires, the "Company" refers to Omega Financial Corporation and its consolidated subsidiaries and the "Bank" refers to the Company's banking subsidiary.

BANKING SERVICES

      The Bank currently provides retail and commercial banking services through 43 full service offices in Bedford, Blair, Centre, Clinton, Huntingdon, Juniata and Mifflin counties in Central Pennsylvania.

      The Bank provides a full range of consumer and commercial services. Consumer services include Internet and telephone banking, an automated teller machine network, personal checking accounts, interest checking accounts, savings accounts, insured money market accounts, debit cards, investment certificates, fixed and variable rate certificates of deposit, club accounts, secured and unsecured installment loans, construction and mortgage loans, safe deposit facilities, credit lines with overdraft checking protection, IRA accounts and student loans. Commercial banking services include small and high-volume business checking accounts, on-line account management services, ACH origination, payroll direct deposit, commercial cash management services and repurchase agreements. The Bank also provides a variety of trust and asset management services.

      As of December 31, 2001, the Bank operated an aggregate of 43 automated teller machines (ATMs) at various locations. The Bank is a member of the MAC/Star System and the "Plus System." The MAC/Star and Plus Systems operate nationwide.

      The Bank has a relatively stable deposit base with no major seasonal depositor or group of depositors. Most of its commercial customers are small and mid-sized businesses in Central Pennsylvania.

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

COMPETITION

      The Bank's service areas are characterized by intense competition for banking business among commercial banks, savings and loan associations, mutual savings banks and other financial institutions. The Bank actively competes with such banks and institutions for local retail and commercial accounts. The Bank also is subject to competition from other banks and financial institutions in central Pennsylvania, as well as other financial institutions outside their service areas, for certain types of banking business. Many competitors have substantially greater financial resources and larger branch systems than those of the Bank.

      In commercial transactions, the Company believes that the Bank's legal lending limit to a single borrower (approximately $21,915,000 as of December 31, 2001) enables it to compete effectively for the business of small and mid-sized businesses. However, this legal lending limit is considerably lower than that of various competing institutions and thus may act as a constraint on the Bank's effectiveness in competing for financings in excess of the limit.

      In consumer transactions, the Bank believes that it is able to compete on a substantially equal basis with larger financial institutions because it offers competitive interest rates on savings and time accounts and loans.

      In competing with other banks, savings and loan associations and other financial institutions, the Bank seeks to provide personalized services through management's knowledge and awareness of their service areas, customers and borrowers. In management's opinion, larger institutions often do not provide sufficient attention to the retail depositors and the relatively small commercial borrowers that comprise the Bank's customer base.

      Other competitors, including credit unions, consumer finance companies, insurance companies, and money market mutual funds, compete with certain lending and deposit gathering services offered by the Bank. The Bank also competes with insurance companies, investment counseling firms, mutual funds and other business firms and individuals in corporate and trust investment management services.

      As a result of the repeal of the Glass-Steagall Act which separated the commercial and investment banking industries, all banking organizations are likely to face an increase in competition. See "Supervision and Regulation - Recent Legislation".

SUPERVISION AND REGULATION

      The following discussion sets forth certain of the material elements of the regulatory framework applicable to bank holding companies and financial holding companies and their subsidiaries and provides certain specific information relevant to the Company. The regulatory framework is intended primarily for the protection of depositors, other customers and the federal deposit insurance funds and not for the protection of security holders. To the extent that the following information describes statutory and regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions. A change in applicable statutes, regulations or regulatory policy may have a material adverse effect on the business, assets or results of operations of the Company.

      The Company. The Company is registered as a "bank holding company" and has elected to be a "financial holding company" under the Bank Holding Company Act of 1956, as amended (the "BHC Act"), and is therefore subject to supervision and regulation by the Board of Governors of the Federal Reserve System (the "FRB"). For a discussion of regulations applicable to a financial holding company, see "Recent Legislation".

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

      Satisfactory financial condition, particularly with regard to capital adequacy, and satisfactory Community Reinvestment Act ratings are generally prerequisites to obtaining federal regulatory approval to make acquisitions. The Bank is currently rated "satisfactory" under the Community Reinvestment Act.

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

      The Financial Institutions Reform, Recovery and Enforcement Act ("FIRREA") contains a "cross-guarantee" provision that could result in any insured depository institution owned by the Company being assessed for losses incurred by the FDIC in connection with assistance provided to, or the failure of, any other depository institution owned by the Company. Also, under FRB policy, the Company is expected to act as a source of financial strength to each of its banking subsidiaries and to commit resources to support each such bank in circumstances where such bank might not be in a financial position to support itself. Consistent with the "source of strength" policy for subsidiary banks, the FRB has stated that, as a matter of prudent banking, a bank holding company generally should not maintain a rate of cash dividends unless its net income available to common shareholders has been sufficient to fully fund the dividends and the prospective rate of earnings retention appears to be consistent with the corporation's capital needs, asset quality and overall financial condition.

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

      Omega Bank. Omega Bank, as a national bank, is subject to the National Bank Act. The Bank also is subject to the supervision of, and are regularly examined by, the Office of the Comptroller of the Currency (the "OCC") and are required to furnish quarterly reports to the OCC. The approval of the OCC is required for the establishment of additional branch offices by any national bank, subject to applicable state law restrictions. Under current Pennsylvania law, banking institutions, such as the Bank, may establish branches within any county in Pennsylvania, subject to prior regulatory approval.

      Under the Community Reinvestment Act, as amended)"CRA"), a bank has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with CRA. CRA requires that the applicable regulatory agency to assess an institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution. The CRA requires public disclosure of an institution's CRA rating and requires that the applicable regulatory agency provide a written evaluation of an institution's CRA performance utilizing a four-tiered descriptive rating system. An institution's CRA rating is considered in determining whether to grant charters, branches and other deposit facilities, relocations, mergers, consolidations and acquisitions. Performance less than satisfactory may be the basis for denying an application. In addition, under applicable regulations a bank having a less than satisfactory rating is not entitled to participate on the bid list for FDIC offerings. For its most recent examinations, the Bank received a "satisfactory" rating.

      Omega Bank is a member of the Federal Deposit Insurance Corporation (the "FDIC") and a member of the Federal Reserve System and, therefore, is subject to additional regulation by these agencies. Some of the aspects of the lending and deposit business of the Bank that are regulated by these agencies include personal lending, mortgage lending and reserve requirements.

      The operations of the Bank is also subject to numerous Federal, state and local laws and regulations which set forth specific restrictions and procedural requirements with respect to interest rates on loans, the extension of credit, credit practices, the disclosure of credit terms and discrimination in credit transactions. The Bank also is subject to certain limitations on the amount of cash dividends that it can pay. See Note 20 of Notes to the Company's Consolidated Financial Statements, contained in Exhibit 13.1.

      The OCC has authority under the Financial Institutions Supervisory Act to prohibit national banks from engaging in any activity that, in the OCC's opinion, constitutes an unsafe or unsound practice in conducting their businesses. The FRB has similar authority with respect to the Company and the Company's non-bank subsidiaries.

      Substantially all of the deposits of the Bank are insured up to applicable limits by the Bank Insurance Fund ("BIF") of the FDIC and are subject to deposit insurance assessments to maintain the BIF. The insurance assessments are based upon a matrix that takes into account a bank's capital level and supervisory rating.

      Capital Regulation. The Company and the Bank are subject to risk-based capital standards by which all bank holding companies and banks are evaluated in terms of capital adequacy. These standards relate a banking company's capital to the risk profile of its assets. The risk-based capital standards require that bank holding companies and banks must have Tier 1 capital of at least 4% and total capital, including Tier 1 capital, equal to at least 8% of its total risk-adjusted assets. Tier 1 capital includes common stockholders' equity and qualifying perpetual preferred stock together with related surpluses and retained earnings. The remaining portion of this capital standard, known as Tier 2 capital, may be comprised of limited life preferred stock, qualifying subordinated debt instruments, and the reserves for possible loan losses.

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

      See Note 22 of Notes to the Company's Consolidated Financial Statements, contained in the Company's Annual Report, for a table that provides a comparison of Omega's and the Bank's risk based capital ratios and the leverage ratio to minimum regulatory requirements.

      Federal Banking Agencies have broad powers to take corrective action to resolve problems of insured depository institutions. The extent of these powers depends upon whether the institutions in question are "well capitalized," "adequately capitalized," "under capitalized", "significantly undercapitalized," or "critically undercapitalized." The Bank is a "well-capitalized" bank as defined by the FDIC.

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

      Central Pennsylvania Life Insurance Co. is subject to regulation by applicable state insurance regulatory authorities. The Company's non-bank subsidiaries are subject to the laws and regulations of both the federal government and various states in which they conduct business.

RECENT LEGISLATION

      On November 12, 1999 the Gramm-Leach-Bliley Act (the "Act") became law, repealing the 1933 Glass-Steagall Act's separation of the commercial and investment banking industries. The Act expands the range of nonbanking activities a bank holding company may engage in, while preserving existing authority for bank holding companies to engage in activities that are closely related to banking. The legislation creates a category of holding company called a "financial holding company", a subset of bank holding companies that satisfy the following criteria: (1) all of the depository institution subsidiaries must be well capitalized and well managed and (2) the holding company must have made an effective election to be a financial holding company to engage in activities that would not have been permissible before the Act. In order for the election to be effective, all of the depository institution subsidiaries must have a CRA rating of "satisfactory" or better at its most recent examination. Omega's election to be a financial holding company became effective on February 21, 2002. Financial holding companies may engage in any activity that (i) is financial in nature or incidental to such financial activity or (ii) is complementary to a financial activity and does not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally. The Act specifies certain activities that are financial in nature. These activities include: acting as principal, agent or broker for insurance; underwriting, dealing in or making a market in securities; and providing financial and investment advice. The Federal Reserve Board and the Secretary of the Treasury have authority to decide whether other activities are also financial in nature or incidental to financial activity, taking into account changes in technology, changes in the banking marketplace, competition for banking services and so on.

      Omega may engage directly or indirectly in activities considered financial in nature, either de novo or by acquisition, as long as it gives the FRB after-the-fact notice of the new activities. Omega has not yet engaged in any new activities as a result of having elected to be a financial holding company.

      If any banking subsidiary of Omega ceases to be "well capitalized" or "well managed" under applicable regulatory standards, the FRB may, among other things, place limitations on Omega's ability to conduct the broader financial activities permissible for financial holding companies or, if the deficiencies persist, require Omega to divest the banking subsidiary. In addition, if any banking subsidiary of Omega receives a CRA rating of less than satisfactory, Omega would be prohibited from engaging in any additional activities other than those permissible for bank holding companies that are not financial holding companies.

      The financial activities authorized by the Act may also be engaged in by a "financial subsidiary" of a national or state bank, except for insurance or annuity underwriting, insurance company portfolio investments, real estate investment and development, and merchant banking, which must be conducted in a financial holding company. In order for the new financial activities to be engaged in by a financial subsidiary of a national or state bank, the Act requires each of the parent bank (and its sister-bank affiliates) to be well capitalized and well managed; the aggregate consolidated assets of all of that bank's financial subsidiaries may not exceed the lesser of 45% of its consolidated total assets or $50 billion; the bank must have at least a satisfactory CRA rating; and, if that bank is one of the 100 largest national banks, it must meet certain financial rating or other comparable requirements.

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

NATIONAL MONETARY POLICY

      In addition to being affected by general economic conditions, the earnings and growth of the Bank and, therefore, the earnings and growth of the Company, is affected by the policies of regulatory authorities, including the OCC, the FRB and the FDIC. An important function of the FRB is to regulate the money supply and credit conditions. Among the instruments used to implement these objectives are open market operations in U.S. government securities, setting the discount rate and changes in reserve requirements against bank deposits. These instruments are used in varying combinations to influence overall growth and distribution of credit, bank loans, investments and deposits, and their use may also affect interest rates charged on loans or paid on deposits.

      The monetary policies and regulations of the FRB have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future. The effects of such policies upon the future businesses, earnings and growth of the Company cannot be predicted.

EMPLOYEES

      As of December 31, 2001, the Company had a total of 461 full-time employees and 94 part-time employees.

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

      Effect of Interest Rates on the Bank and the Company. The operations of financial institutions such as the Company are dependent to a large degree on net interest income, which is the difference between interest income from loans and investments and interest expense on deposits and borrowings. An institution's net interest income is significantly affected by market rates of interest that in turn are affected by prevailing economic conditions, by the fiscal and monetary policies of the federal government and by the policies of various regulatory agencies. At December 31, 2001, total interest bearing liabilities maturing or repricing within one year exceeded total interest earning assets maturing or repricing during the same time period by $107.253 million, representing a cumulative one-year sensitivity ratio of 0.80. Simulation of interest rate changes indicates that if interest rates were decreased, net interest income would likewise decrease over the next twelve months. Like all financial institutions, the Company's balance sheet is affected by fluctuations in interest rates. Volatility in interest rates can also result in disintermediation, which is the flow of funds away from financial institutions into direct investments, such as US Government and corporate securities and other investment vehicles, including mutual funds, which, because of the absence of federal insurance premiums and reserve requirements, generally pay higher rates of return than financial institutions. See "Item 7:
Management's Discussion of Financial Condition and Results of Operations" and "Item 7a: Quantitative and Qualitative Disclosure about Market Risk".

      Federal and State Government Regulations. The operations of the Company and the Bank are heavily regulated and will be affected by present and future legislation and by the policies established from time to time by various federal and state regulatory authorities. In particular, the monetary policies of the Federal Reserve Board have had a significant effect on the operating results of banks in the past, and are expected to continue to do so in the future. Among the instruments of monetary policy used by the Federal Reserve Board to implement its objectives are changes in the discount rate charged on bank borrowings and changes in the reserve requirements on bank deposits. It is not possible to predict what changes, if any, will be made to the monetary polices of the Federal Reserve Board or to existing federal and state legislation or the effect that such changes may have on the future business and earnings prospects of the Company.

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

Item 2: Properties

      The Company's corporation headquarters are located at 366 Walker Drive, State College, Pennsylvania. This building is owned by the Company, subject to a mortgage in the original principal amount of $5,000,000 held by M&T Bank. The Company occupies the first two floors and a portion of the third floor of this building and is leasing office space on the third floor. In addition, the Bank operates branch offices and/or automated teller machines, indicated by (ATM), at the following locations that are owned by the Company.

      Omega Bank

           117 South Allen Street, State College, PA (Main Office) (ATM) 222 South Allen Street, State College, PA
           1480 East College Ave., State College, PA (ATM)
           137 North Allegheny Street, Bellefonte, PA (ATM)
           Fourth and Olive Streets, Snow Shoe, PA
           Main Street, Rebersburg, PA
           Main Street, Millheim, PA
           400 East Boal Avenue, Boalsburg, PA (ATM)
           100 High Street, Port Matilda, PA (ATM)
           Main and Mill Streets, Loganton, PA
           201 Mill Street, Milesburg, PA
           32 East Market St., Lewistown, PA  (Main Office) (ATM)
           1250 West Fourth St., Lewistown, PA
           111 North Logan Blvd., Burnham, PA (ATM)
           Main Street, Mifflin, PA
           On the Square, Thompsontown, PA
           10 Carriage House Lane, Reedsville, PA (ATM)
           East Main Street, Allensville, PA
           Route 522 North, Lewistown, PA (ATM only)
           366 East College Avenue, State College, PA (ATM)
           366 Walker Drive, State College, PA  (ATM Only)
           218 - 224 Allegheny Street, Hollidaysburg, PA
           113 West Allegheny Street, Martinsburg, PA (ATM)
           215 High Street, Williamsburg, PA
           1567 East Pleasant Valley Boulevard, Altoona, PA (ATM)
           430 East 25th Avenue, Altoona, PA (ATM)
           431 Penn Street, Huntingdon, PA
           16-20 East Shirley Street, Mount Union, PA
           Main Street, Alexandria, PA
           Route 26, James Creek, PA
           911 Church Street, Saxton, PA
           708 Main Street, Saxton, PA (ATM only)
           14th and Moore Streets, Huntingdon, PA (ATM)

      The Bank operates branch offices and ATMs at the following locations that are leased by the Company. The leases for these properties have expiration dates ranging from 2002 to 2015.

      Branches

           Westerly Parkway, State College, PA (ATM)
           1811 South Atherton Street, State College, PA (ATM) building owned, land leased.
           1667 North Atherton Street, State College, PA (ATM) building owned, land leased.
           Routes 45 and 144, Centre Hall, PA (ATM) building owned, land leased. 520 Third Avenue, Duncansville, PA (ATM)
           3014 Pleasant Valley Boulevard, Altoona, PA (ATM)
           300 Spring Plaza, Roaring Spring, PA  (ATM)
           5812 Sixth Avenue, Altoona, PA (ATM) building owned, land leased. 1402 Logan Avenue, Tyrone, PA (ATM)
           Morrison's Cove Home, 429 South Market Street, Martinsburg, PA Westminster Woods, 360 Westminster Woods Drive, Huntingdon, PA Foxdale Village, 500 Marylyn Avenue, State College, PA
           205 Park Place, Bellefonte, PA (ATM)

      ATMs

           Weis Shopping Plaza, Mifflintown, PA
           414 East College Avenue, State College, PA
           110 1/2 Burrowes Street, State College, PA
           Centre Community Hospital, 1800 East Park Avenue, State College, PA 116 W. College Ave., State College, PA

         135 S. Pugh Street, State College, PA
         I80 Exit 22 and Rt 144, Snow Shoe, PA
         Martin General Store, Route 22, Alexandria, PA
         Ames Store, Route 22 Plaza, Huntingdon, PA
         Martin General Store, 300 High Street, Williamsburg, PA
         Service Mart of Mifflin, 2 Mowery Street, Mifflin, PA
         Centre County Visitors Center, 800 East Park Avenue, State College, PA Ingram's market, I80 and Rt. 477, Loganton, PA
         A Plus Convenience Store, 522 Allegheny St., Hollidaysburg, PA Lewistown Hospital, 400 Highland Ave., Lewistown, PA
         Walmart Plaza, Route 522N. Lewistown, PA

Item 3: Legal Proceedings

      The Company and the Bank are involved in various legal proceedings incidental to their business. Neither the Company, the Bank nor any of their properties is subject to any material legal proceedings, nor are any such proceedings known to be contemplated by any governmental authority.

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

       Name              Age                             Position
       ----              ---                             --------
Daniel L. Warfel         55        Executive Vice President and Chief Financial Officer of
                                   the Company since 1987; Executive Vice President of
                                   Omega Bank since 1983.

David N. Thiel           58        Senior Vice President and Secretary of the Company
                                   since 1987; Vice President, Secretary and Cashier of
                                   Omega Bank since 1973.

JoAnn N. McMinn          49        Senior Vice President and Controller of the Company
                                   since 1988; Vice President and Controller of Omega
                                   Bank since 1976.

Donita R. Koval          41        Executive Vice President of the Company since 2000.
                                   Senior Vice President of the Company since 1995.

                                     PART II

Item 5: Market for the Registrant's Common Stock and Related Stockholder Matters

      Incorporated by reference from the section entitled "Common Stock Market Prices and Dividends" in the Company's Annual Report to Shareholders for the year ended December 31, 2001.

      The Company did not sell any equity securities during 2001 that were not registered under the Securities Act.

Item 6: Selected Financial Data

      Incorporated by reference from the section entitled "Selected Financial Data" in the Company's Annual Report to Shareholders for the year ended December 31, 2001.

Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations

      Incorporated by reference from the sections entitled "Management's Discussion and Analysis - Results of Operations" and "Financial Condition" in the Company's Annual Report to Shareholders for the year ended December 31, 2001.

Item 7A: Quantitative and Qualitative Disclosure about Market Risk

      Incorporated by reference from the sections entitled "Management's Discussion and Analysis - Financial Condition" in the Company's Annual Report to Shareholders for the year ended December 31, 2001.

Item 8: Financial Statements and Supplementary Data

      Incorporated by reference from the Company's Consolidated Financial Statements and the Notes to Consolidated Financial Statements thereto included in the Company's Annual Report to Shareholders for the year ended December 31, 2001.

Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None

                                    PART III

Item 10: Directors and Executive Officers of the Registrant

      Incorporated by reference from the Company's Proxy Statement relating to the 2002 Annual Meeting of Shareholders to be filed pursuant to General Instruction G(3) to Form 10-K, except information concerning certain Executive Officers of the Company which is set forth in Item 4.1 hereof.

Item 11: Executive Compensation

      Incorporated by reference from the Company's Proxy Statement relating to the 2002 Annual Meeting of Shareholders to be filed pursuant to General Instruction G(3) to Form 10-K.

Item 12: Security Ownership of Certain Beneficial Owners and Management

      Incorporated by reference from the Company's Proxy Statement relating to the 2002 Annual Meeting of Shareholders to be filed pursuant to General Instruction G(3) to Form 10-K.

Item 13: Certain Relationships and Related Transactions

      Incorporated by reference from the Company's Proxy Statement relating to the 2002 Annual Meeting of Shareholders to be filed pursuant to General Instruction G(3) to Form 10-K.

                                     PART IV

Item 14: Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a) Documents filed as part of this report:

            (1) Financial Statements. The following consolidated financial statements and the notes thereto of the Company, which are included in the Company's Annual Report to Shareholders for the year ended December 31, 2001, and the report of independent public accountants which is also included in such Annual Report, are incorporated herein by reference into Item 8 of this Report:

         Consolidated Balance Sheets -
                  December 31, 2001 and 2000

         Consolidated Statements of Income
                  Years ended December 31, 2001, 2000 and 1999

         Consolidated Statements of Shareholders' Equity - Years ended December
                  31, 2001, 2000 and 1999

         Consolidated Statements of Cash Flows
                  Years ended December 31, 2001, 2000 and 1999

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

    *10.24(10)  Severance Agreement, as amended, with D. Stephen Martz.

    *10.26(11)  1994 Stock Option Plan for Non-Employee Directors

    10.27       Intentionally omitted.

    Number                                Title
    ------                                -----

    *10.28(13)  Directors Deferred Compensation Agreements for Peoples National
                Bank and Omega Financial Corporation

    *10.29(14)  1996 Employee Stock Option Plan

    10.31(16)   Omega Bank, National Association Amended and Restated Salary
                Continuation Agreement with David B. Lee

    10.32(16)   Omega Bank, National Association Salary Continuation Agreement
                with Daniel Warfel

    10.33 Omega Financial Corporation Employee Stock Ownership Plan (Restated Effective January 1, 1997) (filed herewith)

    13.1 Annual Report to Shareholders for the year ended December 31, 2001 (such reports, except for those portions expressly incorporated by reference in this Annual Report on Form 10-K, is furnished for the information of the Commission and is not to be deemed filed as part of this Report).

    21.1        Subsidiaries of the Registrant (filed herewith)

    23.1        Consent of Arthur Andersen LLP (filed herewith)

    99.1        Independent Auditor Representation (filed herewith)

    (b)  Reports on Form 8-K.
         None.

----------
    * Indicates management contract or compensatory plan, contract or arrangement.

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

    (13) Incorporated by reference from Omega's Annual Report on Form 10-K for the year ended December 31, 1994.
    (14) Incorporated by reference from Omega's Annual Report on Form 10-K for the year ended December 31, 1995.
    (15) Incorporated by reference from Omega's Annual Report on Form 10-K for the year ended December 31, 1996.
    (16) Incorporated by reference from Omega's Annual Report on Form 10-K for the year ended December 31, 2000.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          OMEGA FINANCIAL CORPORATION


         Date:___________________         By: ________________________________
                                              David B. Lee, Chairman of the
                                              Board and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures                            Title                        Date
----------                            -----                        ----

----------------------        Chairman of the Board, and           -------------
David B. Lee                  Chief Executive Officer and
                              Director (Principal Executive
                              Officer)

----------------------        President and Chief                  -------------
D. Stephen Martz              Operating Officer and Director

----------------------        Executive Vice President and         -------------
Daniel L. Warfel              Chief Financial Officer (Principal
                              Financial Officer)

-----------------------       Senior Vice President and Controller -------------
JoAnn N. McMinn               (Principal Accounting Officer)

-----------------------       Director                             -------------
Raymond F. Agostinelli

-----------------------       Director                             -------------
Philip E. Gingerich

-----------------------       Director                             -------------
Robert N. Oliver

-----------------------       Director                             -------------
James W. Powers, Sr.

-----------------------       Director                             -------------
Stanton R. Sheetz

-----------------------       Director                             -------------
Robert A. Szeyller