Form 10-Q
period 2002-03-31
OMEGA FINANCIAL CORP /PA/
filed 2002-05-13
CIK 705671

SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON DC 20549

                                    FORM 10-Q
(Mark One)

|X|            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

                                       or

|_|             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ______________ to ______________

                           Commission File No. 0-13599

                           Omega Financial Corporation
             (Exact name of registrant as specified in its charter)

                  Pennsylvania                             25-1420888
(State or other jurisdiction or incorporation  (IRS Employer Identification No.)
                of organization)

                 366 Walker Drive
           State College, Pennsylvania                             16801
     (Address of principal executive offices)                   (Zip Code)

                                 (814) 231-7680
                         Registrant's Telephone Number,
                               Including Area Code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was requested to file such reports), and (2) has been subject to such filing requirements for the past ninety days. Yes |X| No |_|

The number of shares outstanding of each of the Registrant's classes of common stock as of May 9, 2002: Common Stock, $5.00 par value - 8,238,014

PART I. Financial Information
Item 1. Financial Statements

                  OMEGA FINANCIAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)
                                    Unaudited

                                                         March 31,    December 31,
Assets                                                     2002           2001
                                                        -----------   ------------
Cash and due from banks                                 $    30,077    $    39,072

Interest bearing deposits with other banks                    8,427         31,812
Federal funds sold                                           26,000         14,450

Investment securities held to maturity (Market value:
   $3,848 and $3,851, respectively)                           3,848          3,851
Investment securities available for sale                    295,162        263,501

Total loans                                                 751,846        760,395
  Less: Unearned discount                                       (29)           (41)
            Allowance for loan losses                       (11,271)       (11,224)
                                                        -----------    -----------
Net loans                                                   740,546        749,130

Premises and equipment, net                                  15,332         15,563
Other assets                                                 43,820         41,250
                                                        -----------    -----------
TOTAL ASSETS                                            $ 1,163,212    $ 1,158,629
                                                        ===========    ===========

Liabilities and Shareholders' Equity
Deposits:
  Non-interest bearing                                  $   139,778    $   138,433
  Interest bearing                                          793,671        793,234
                                                        -----------    -----------
Total deposits                                              933,449        931,667

Short-term borrowings                                        36,989         37,572
Other liabilities                                            14,072         12,093
ESOP debt                                                     3,042          3,110
Long-term debt                                               16,977         17,234
Other interest bearing liabilities                              698            703
                                                        -----------    -----------
TOTAL LIABILITIES                                         1,005,227      1,002,379

Preferred stock, par value $5.00 per share:
  Authorized - 5,000,000 shares;
  Issued and outstanding -
    219,781 shares Series A Convertible                       5,000          5,000
Unearned compensation related to ESOP debt                   (2,064)        (2,125)
Common stock, par value $5.00 per share:
  Authorized - 25,000,000 shares;
  Issued -
    9,508,412 shares at March 31, 2002;
    9,447,623 shares at December 31, 2001
  Outstanding -
    8,252,468 shares at March 31, 2002;
    8,222,010 shares at December 31, 2001                    47,542         47,238
Capital surplus                                               9,035          7,856
Retained earnings                                           131,627        129,774
Accumulated other comprehensive income                        4,248          4,943
Cost of common stock in treasury:
   1,255,944 shares at March 31, 2002;
   1,225,613 shares at December 31, 2001                    (37,403)       (36,436)
                                                        -----------    -----------
TOTAL SHAREHOLDERS' EQUITY                                  157,985        156,250
                                                        -----------    -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY              $ 1,163,212    $ 1,158,629
                                                        ===========    ===========

                  OMEGA FINANCIAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                        (In thousands, except share data)
                                    Unaudited

                                                     Three Months Ended
                                                          March 31,
                                                     2002          2001
                                                  -----------   -----------
Interest Income:
Interest and fees on loans                        $    13,355   $    15,857
Interest and dividends on investment securities         3,102         3,203
Other interest income                                     170           588
                                                  -----------   -----------
TOTAL INTEREST INCOME                                  16,627        19,648

Interest Expense:
Interest on deposits                                    5,099         7,545
Interest on short-term borrowings                         191           526
Interest on long-term debt and
  other interest bearing liabilities                      205           260
                                                  -----------   -----------
TOTAL INTEREST EXPENSE                                  5,495         8,331
                                                  -----------   -----------
NET INTEREST INCOME                                    11,132        11,317
Provision for loan losses                                 230
                                                  -----------   -----------
INCOME FROM CREDIT ACTIVITIES                          10,902        11,317

Other Income:
Service fees on deposit accounts                          981           997
Trust fees                                              1,051           887
Gain on sale of loans and other assets                     64            (9)
Net gains on investment securities                         92            60
Other                                                   1,427         1,260
                                                  -----------   -----------
TOTAL OTHER INCOME                                      3,615         3,195

Other Expense:
Salaries and employee benefits                          4,884         4,880
Net occupancy expense                                     560           592
Equipment expense                                         570           593
Data processing service                                   407           394
Other                                                   2,523         2,333
                                                  -----------   -----------
TOTAL OTHER EXPENSE                                     8,944         8,792
                                                  -----------   -----------
Income before taxes                                     5,573         5,720
Income tax expense                                      1,324         1,475
                                                  -----------   -----------
NET INCOME                                        $     4,249   $     4,245
                                                  ===========   ===========

Net income per common share:
   Basic                                          $       .50   $       .49
   Diluted                                        $       .49   $       .47
Weighted average shares and equivalents:
   Basic                                            8,233,767     8,435,694
   Diluted                                          8,681,610     8,856,264
Dividends declared per share:
   Common                                         $       .28   $       .26
   Preferred                                      $       .45   $       .45

                  OMEGA FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                    Unaudited

                                                                     Three Months Ended
                                                                          March 31,
                                                                    --------------------
                                                                      2002        2001
                                                                    --------    --------
Cash flows from operating activities:
  Net income                                                        $  4,249    $  4,245
  Adjustments to reconcile net income to
       net cash provided by operating activities:
    Depreciation and amortization                                        721         500
    Provision for loan losses                                            230          --
    Gain on sale of investment securities                                (92)        (55)
    Non-monetary exchange of cost-method investments                      --          (5)
    Gain on sale of fixed assets
       and other property owned                                           --          (8)
    (Gain) loss on sale of loans                                         (64)         17
    Increase in deferred tax asset                                       (82)       (294)
    Increase in cash surrender value of bank owned life insurance       (389)       (265)
    Increase in interest receivable and other assets                  (1,791)       (295)
    Decrease in interest payable                                        (211)       (166)
    Increase in taxes payable                                          1,331       1,501
    Amortization of deferred net loan (fees) costs                       (75)          8
    Deferral of net loan fees                                            143          63
    Increase in accounts payable
       and accrued expenses                                           (1,233)     10,201
                                                                    --------    --------
      Total adjustments                                               (1,512)     11,202
                                                                    --------    --------
Net cash provided by operating activities                              2,737      15,447

Cash flows from investing activities:
  Proceeds from the sale or maturity of:
    Interest bearing deposits with other banks                        98,748      18,259
    Investment securities available for sale                          39,867      28,007
    Investment securities held to maturity                                --          55
  Purchase of:
    Interest bearing deposits with other banks                       (75,363)    (19,885)
    Investment securities available for sale                         (70,761)    (30,825)
    Investment securities held to maturity                                --         (78)
   Decrease (increase) in loans                                        3,747     (16,020)
  Gross proceeds from sale of loans                                    4,603          23
  Capital expenditures                                                  (236)       (780)
  Sale of fixed assets and other property owned                           64           6
  Net change in federal funds sold                                   (11,550)     (8,700)
                                                                    --------    --------
Net cash used in investing activities                                (10,881)    (29,938)

Cash flows from financing activities:
  Increase in deposits, net                                            1,782      16,168
  Net change in short-term borrowings                                   (583)        (64)
  Issuance of long term debt                                              --       6,155
  Principal payment on long-term debt                                   (257)        (70)
  Net change in other interest bearing liabilities                        (5)        (16)
  Dividends paid                                                      (2,319)     (2,337)
  Tax benefit from preferred stock dividend
     and stock option activity                                            15          16
  Issuance of common stock                                             1,483         515
  Acquisition of treasury stock                                         (967)     (8,634)
                                                                    --------    --------
Net cash (used by) provided by financing activities                     (851)     11,733
                                                                    --------    --------
Net decrease in cash and due from banks                             $ (8,995)   $ (2,758)
                                                                    ========    ========

Cash and due from banks at beginning of period                      $ 39,072    $ 40,340
Cash and due from banks at end of period                              30,077      37,582
                                                                    --------    --------
Net decrease in cash and due from banks                             $ (8,995)   $ (2,758)
                                                                    ========    ========

Interest paid                                                       $  5,706    $  8,497
Income taxes paid                                                         60         200

                  OMEGA FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2002 and 2001

A.    Basis of Presentation:

      The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be experienced for the year ending December 31, 2002 or any other interim period. For further information, refer to the Consolidated Financial Statements and Footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

      The accompanying Consolidated Financial Statements include Omega Financial Corporation (Omega), a bank holding company and a financial services company, and the combined results of its wholly owned banking and non-banking subsidiaries.

B.    Commitments and Contingent Liabilities:

      In the ordinary course of business, Omega and its subsidiaries make commitments to extend credit to their customers. At March 31, 2002 and December 31, 2001 standby letters of credit issued and outstanding amounted to $16,132,000 and $16,413,000, respectively. These letters of credit are not reflected in the accompanying financial statements. Management does not anticipate any significant losses as a result of these transactions.

      At March 31, 2002, the Corporation had $168,694,000 outstanding in unused lines of credit commitments extended to its customers. Of this amount, $38,755,000, or 23.0%, are commitments to consumers for home equity and other lines of credit. The remaining $129,939,000 are commercial commitments.

C.    Comprehensive Income:

      Components of other comprehensive income (loss) consist of the following:


                                                     Three Months Ended March 31, 2002       Three Months Ended March 31, 2001
                                                       Before      Tax Expense                 Before      Tax Expense
                                                        Tax            or        Net-of-Tax     Tax            or        Net-of-Tax
                                                       Amount       (Benefit)      Amount      Amount       (Benefit)      Amount
                                                     ----------    ----------    ----------  ----------    ----------    ----------
Net income                                           $    5,573    $    1,324    $    4,249  $    5,720    $    1,475    $    4,245
Other comprehensive income:
  Unrealized gains on available for sale securities:
  Unrealized holding gains (losses) arising
   during the period                                       (977)         (342)         (635)      2,495           873         1,622
  Less reclassification adjustment for
   gains included in net income                             (92)          (32)          (60)        (60)          (21)          (39)
                                                     ----------    ----------    ----------  ----------    ----------    ----------
Other comprehensive income (loss)                        (1,069)         (374)         (695)      2,435           852         1,583
                                                     ----------    ----------    ----------  ----------    ----------    ----------
Total comprehensive income                           $    4,504    $      950    $    3,554  $    8,155    $    2,327    $    5,828
                                                     ==========    ==========    ==========  ==========    ==========    ==========

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

                       Computations of Earnings per Share
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                          Quarter Ended March 31, 2002            Quarter Ended March 31, 2001
                                      -------------------------------------   -------------------------------------
                                       Income        Shares      Per-Share     Income       Shares       Per-Share
                                      Numerator    Denominator     Amount     Numerator   Denominator      Amount
                                      -------------------------------------   -------------------------------------
Net income                            $    4,249                              $    4,245
Less: Preferred stock dividends              (99)                                    (99)
                                      ----------                              ----------

Basic EPS
Income available to common
    shareholders                           4,150         8,234   $     0.50        4,146        8,436    $     0.49
                                                                 ==========                              ==========

Effect of Dilutive Securities
Impact of:
   Assumed conversion of preferred
      to common stock                                      346                                    346
   Assumed exercises of outstanding
      options                                              102                                     74
Preferred stock dividends
    available to common
    shareholders                              99                                      99
Elimination of tax benefit of
    allocated preferred dividends            (20)                                    (18)
Additional expense required to fund
    ESOP debt, net of tax impact              (1)                                     (6)
                                      ------------------------                -----------------------

Diluted EPS
Income available to common
     shareholders plus assumed
     conversions                      $    4,228         8,682   $     0.49   $    4,221        8,856    $     0.47
                                      =====================================   =====================================

                  OMEGA FINANCIAL CORPORATION AND SUBSIDIARIES


 Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS

Investment Considerations

      In analyzing whether to make, or to continue to make, an investment in Omega, investors should consider, among other factors, certain investment considerations more particularly described in "Item 1: Business - Investment Considerations" in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. A copy of this report can be obtained from David N. Thiel, Senior Vice President, Omega Financial Corporation, 366 Walker Drive, State College, Pennsylvania 16801.

      Forward Looking Statements

      The information in this Report on Form 10-Q contains forward looking statements (as such term is defined in the Securities Exchange Act of 1934 and the regulations thereunder), including without limitation, statements as to the future loan and deposit volumes, the allowance and provision for possible loan losses, future interest rates and their effect on Omega's financial condition or results of operations, the classification of Omega's investment portfolio or as to trends or management's beliefs, expectations or opinions and other statements other than historical facts. Such forward looking statements are subject to risks and uncertainties and may be affected by various factors which may cause actual results to differ materially from those in the forward looking statements. In addition to the factors discussed in this report, certain risks, uncertainties and other factors, including without limitation, risks arising from economic conditions and related uncertainties, changes in interest rates, federal and state regulation, competition and the adequacy of the allowance and provision for loan losses, are discussed in this Report on Form 10-Q, the Corporation's 2001 Annual Report or in Omega's Annual Report on Form 10-K for the year ended December 31, 2001. Copies of these reports may be obtained from Omega upon request and without charge (except for the exhibits thereto) as described above.

1.    Comparison of the Three Months Ended March 31, 2002 and 2001

                                   Operations

      Three months ended March 31, 2002 and 2001

      The first quarter's income before taxes decreased by $147,000, or 2.6%, as compared to the first quarter of 2001. After the income tax provision (which increased by $151,000, or 10.2% compared to the same period in 2001) was deducted from earnings, net income increased $4,000, or 0.1%, from the first quarter of 2001. The effective tax rate for the first quarter of 2002 was 23.8%, as compared to 25.8% in the first quarter of 2001. Following are selected key ratios for the period:

      --------------------------------------------------------------------------
                                                     Three Months Ended
                                                          March 31
                                             -----------------------------------
                                                 2002                  2001
                                             -------------        --------------
      Return on average assets (annualized)..     1.48%                 1.53%
      Return on average equity (annualized)..    10.71                 11.12
      Dividend payout ratio (common).........    54.41                 51.01
      Average equity to average assets.......    13.81                 13.78
      --------------------------------------------------------------------------

                               Net Interest Income

      Three months ended March 31, 2002 and 2001

      The net interest margin, at 4.19% for the first quarter of 2002, was 19 basis points lower than the first quarter of 2001, with a $29,503,000 or 2.8% increase in average earning assets resulting in a 1.6% decrease in net interest income. When comparing the two quarters, yield on earning assets fell by 136 basis points while cost to fund earning assets fell by 117 basis points.

      Following are key net interest margin ratios (annualized):

      ------------------------------------------------------------------------
                                                       Three Months Ended
                                                            March 31,
                                                    --------------------------
                                                        2002         2001
                                                    ------------- ------------
      Yield on average earning assets.........         6.28%         7.64%
      --------------------------------------------- ------------- ------------
      Cost to fund earning assets.............         2.09          3.26
      --------------------------------------------- ------------- ------------
      Net interest margin.....................         4.19          4.38
      --------------------------------------------- ------------- ------------
      Net interest margin - tax equivalent....         4.48          4.65
      ----------------------------------------------------------- ------------


      At March 31, 2002, Omega had $415,969,000 of earning assets scheduled to reprice over the next twelve months as compared to $530,292,000 in interest bearing liabilities, resulting in a negative gap of $114,323,000, or 9.8% of total assets. In order to predict net interest income at risk over the next twelve months based on hypothetical rate movements, a rate shock simulation was performed on the balance sheet. In the event that interest rates decreased immediately by 100 basis points, results of the rate shock simulation indicated that Omega's net interest income over the next twelve months would decrease by approximately 0.6%, or $296,000. Conversely, the results of a rate shock simulation of an immediate 100 basis point increase in interest rates indicated an increase in net interest income of approximately $299,000, or 0.7% over a twelve-month period. These simulations assumed no volume or mix changes in the balance sheet.

                            Other Income and Expense

      Three months ended March 31, 2002 and 2001

      Total other income increased $420,000, or 13.2% in the first quarter of 2002 as compared to the same period in 2001. Excluding gains on sales of assets which were $105,000 more in the first quarter of 2002 than in the first quarter of 2001, other income increased by $315,000, or 10.0%. Fees on deposit accounts decreased by $16,000 or 1.6%, when compared to the first quarter of 2001, while fees on trust services increased by $164,000, or 18.5%. Other non-interest income rose by $167,000, or 13.3%, due primarily to increased cash surrender value of Bank-Owned Life Insurance of $123,000.

      As a percentage of average assets, annualized other income net of gains and losses on the sale of securities, loans and other assets was 1.20% for the first quarter of 2002 as compared to 1.13% in the first quarter of 2001.

      Other expenses were $152,000, or 1.7% higher for the first quarter of 2002 than for the same period in 2001. Salaries and employee benefits were $4,000, or 0.1% higher in the first quarter of 2002 than in the first quarter of 2001. Occupancy and equipment expense decreased by $55,000, or 4.6%. Claims incurred from credit insurance increased expenses by $148,000 in the first quarter of 2002 as compared to the first quarter of 2001.

      As a percentage of average assets, annualized expenses for the quarter ended March 31, 2002 were 3.11% as compared to 3.17% in the first quarter of 2001.

                               Income Tax Expense

      Three months ended March 31, 2002 and 2001

      The effective tax rate for the first quarter of 2002 was 23.8%, as compared to 25.8% in the first quarter of 2001. The change was primarily the result of an increase in income from tax-exempt loans and investments. Compared to the first quarter of 2001, average tax-exempt loans and investments increased by $23,150,000, or 21.0% in the first quarter of 2002.

2.    Investment Securities

      Management of the investment portfolio entails evaluation and realignment of the size and mix of the portfolio in order to balance various characteristics of the balance sheet, including asset quality, liquidity, yield relationships, maturity and tax planning. The following schedule details characteristics of the investment portfolio as of March 31, 2002 and December 31, 2001.

                                            Securities Classified as Available for Sale
                                                       Gross         Gross       Estimated
                                        Amortized    Unrealized    Unrealized      Market
March 31, 2002                            Cost         Gains         Losses        Value
                                        ---------------------------------------------------
U.S. Treasury securities and
    obligations of other U.S. Govern-
    ment agencies and corporations      $  152,835   $    1,166    $     (389)   $  153,612
Obligations of state and
    political subdivisions                 104,849        1,970            --       106,819
Corporate securities                        16,247          244           (78)       16,413
Mortgage backed securities                   7,928          162            --         8,090
Equity securities                            6,778        3,487           (37)       10,228
                                        ---------------------------------------------------
Total                                   $  288,637   $    7,029    $     (504)   $  295,162
                                        ===================================================

                                          Securities Classified as Held to Maturity
                                                    Gross         Gross       Estimated
                                     Amortized    Unrealized    Unrealized      Market
March 31, 2002                         Cost         Gains         Losses        Value
                                     ---------------------------------------------------
Investment in low-income housing     $      691           --           --   $      691
Equity securities (non-marketable)        3,157           --           --        3,157
                                     ---------------------------------------------------
Total                                $    3,848   $       --   $       --   $    3,848
                                     ===================================================


                                            Securities Classified as Available for Sale
                                                       Gross         Gross       Estimated
                                        Amortized    Unrealized    Unrealized      Market
December 31, 2001                         Cost         Gains         Losses        Value
                                        ---------------------------------------------------
U.S. Treasury securities and
    obligations of other U.S. Govern-
    ment agencies and corporations      $  114,261   $    2,227    $        0    $  116,488
Obligations of state and
    political subdivisions                 107,383        1,728            (6)      109,105
Corporate securities                        19,439          396           (49)       19,786
Mortgage backed securities                   8,020          212            --         8,232
Equity securities                            6,804        3,152           (66)        9,890
                                        ---------------------------------------------------
Total                                   $  255,907   $    7,715    ($     121)   $  263,501
                                        ===================================================

                                          Securities Classified as Held to Maturity
                                                    Gross         Gross       Estimated
                                     Amortized    Unrealized    Unrealized      Market
December 31, 2001                      Cost         Gains         Losses        Value
                                     ---------------------------------------------------
Investment in low-income housing     $      694           --           --   $      694
Equity securities (non-marketable)        3,157           --           --        3,157
                                     ---------------------------------------------------
Total                                $    3,851   $       --   $       --   $    3,851
                                     ===================================================

      Total investment securities as a percentage of total assets at March 31, 2002 and December 31, 2001 were 25.7% and 23.1%, respectively. Securities maturing or repricing in one year or less comprised 27.3% of the total investment securities of $299,010,000 as of March 31, 2002, as compared to 32.0% of total investment securities of $267,352,000 as of December 31, 2001. There was $210,000 in investments in instruments of foreign countries on March 31, 2002.

3.    Loans

      Net loans in the first three months of 2002 decreased by $8,584,000, or 1.1% from the balance at December 31, 2001, bringing the total to $740,546,272,000 at March 31, 2002. Declines in residential mortgage loans and other consumer loans of $591,000 and $9,124,000, respectively were partially offset by increases in commercial loans of $5,718,000. In March 2002, $4,539,000 in student loans were sold, accounting for the balance of the decrease.

      Changes in the allowance for loan losses for the three months ended March 31, 2002 and 2001 were as follows (in thousands):

      ------------------------------------------------------------------------
                                               2002                  2001
                                           -------------        --------------
      Balance at January 1..............     $11,224               $11,622

      Charge-offs.......................        (219)                 (108)
      Recoveries........................          36                    22
                                           -------------        --------------
          Net charge-offs...............        (183)                  (86)

      Provision for loan losses.........         230                    --
                                           -------------        --------------

      Balance at March 31...............     $11,271               $11,536
                                           =============        ==============
      ------------------------------------------------------------------------

      Management believes that the allowance for loan losses is adequate, based upon its analysis of the loans, current economic conditions and certain risk characteristics of the loan portfolio. This determination is made through a structured review of impaired loans, non-performing loans and certain performing loans designated as potential problems. The allowance for loan losses at March 31, 2002 and 2001 represented 1.50% of the total loans outstanding, net of unearned interest.

      Set forth below is an analysis of Omega's non-performing loans as of March 31, 2002 as compared to December 31, 2001.

      -------------------------------------------------------------------------
                              Non-performing Loans
                              --------------------
                                 (In thousands)
                                                       March 31,   December 31,
                                                         2002          2001
                                                       ---------   ------------
      Non-accrual loans.............................    $2,198        $2,327
      Accruing loans past due 90 days or more.......       725         1,209
      Restructured loans............................        20            32
                                                       ---------   ------------
      Total non-performing loans....................    $2,943        $3,568
                                                       =========   ============

      Non-performing loans as percent of allowance..     26.1%         31.8%
      -------------------------------------------------------------------------

      The increase in non-performing loans from December 31, 2001 to March 31, 2002 is primarily due to the increase in commercial loans past due 90 days or more.

4.    Deposits and Other Sources of Funds

      Deposits provide the primary source of funding for loans and investment securities. As of March 31, 2002, total deposits increased by $1,782,000 or 0.2%, as compared to December 31, 2001. Interest bearing deposits increased by $437,000, or 0.1% and non-interest bearing accounts increased by $1,345,000, or 1.0%. Borrowings decreased by $840,000 or 1.5% on March 31, 2002, compared to March 31, 2001.

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

      At March 31, 2002, Omega and each of its banking subsidiaries met the regulatory definition of a "well capitalized" financial institution, i.e., a leverage ratio exceeding 5%, Tier 1 capital exceeding 6% and total capital exceeding 10%.

6.    Share Repurchase Program

      In January of 2002, the Board approved a new share repurchase program to begin immediately, authorizing management to buy back an additional 10% of its common stock. At that time, there were 8,222,010 common shares outstanding with 822,201 shares eligible to be repurchased. This program will remain in effect through December 31, 2002, or until the 10% limit is reached; however, it may be discontinued at any time. As of April 19, 2002, 44,766 shares have been repurchased in conjunction with this program.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Omega is impacted by market risks, and has procedures in place to evaluate and mitigate these risks. These market risks and Omega's procedures are described in the Management's Discussion and Analysis section of the Annual Report on Form 10-K for the year ended December 31, 2001, a copy of which can be obtained as provided in the first paragraph of Item 2 above. There have been no material changes in the market risks that impact Omega or their procedures relative to these risks, since December 31, 2001.

PART II. Other Information

Item 1. Legal Proceedings

      None

Item 2. Changes in Securities and Use of Proceeds

      None

Item 3. Defaults upon Senior Securities

      None

Item 4. Submission of Matters to a Vote of Security Holders

      None

Item 5. Other Information

      See Item 6 below.

Item 6. Exhibits and Reports on Form 8-K

      On April 11, 2002, Omega filed a Current Report on Form 8-K (Item 4), reporting that it had dismissed Arthur Andersen LLP and engaged Ernst and Young LLP to act as the Company's independent public accountants for the year ended December 31, 2002.

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                OMEGA FINANCIAL CORPORATION
                                            ------------------------------------
                                                       (Registrant)



              5/10/02                   By: /s/ David B. Lee
      ----------------------                ------------------------------------
                Date                        David B. Lee
                                            Chairman and
                                            Chief Executive Officer


              5/10/02                       /s/ JoAnn N. McMinn
      ----------------------                ------------------------------------
                Date                        JoAnn N. McMinn
                                            Senior Vice President and
                                            Controller
                                            (Principal Accounting Officer)