Form 10-Q
period 2002-06-30
OMEGA FINANCIAL CORP /PA/
filed 2002-08-14
CIK 705671

SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON DC 20549

                                    FORM 10-Q
(Mark One)

            |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

                                       or

            |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ______________ to ______________

                           Commission File No. 0-13599

                           Omega Financial Corporation
             (Exact name of registrant as specified in its charter)

          Pennsylvania                                          25-1420888
  (State or other jurisdiction                                (IRS Employer
or incorporation oforganization)                             Identification No.)

366 Walker Drive State College, Pennsylvania                      16801
   (Address of principal executive offices)                     (Zip Code)

                                 (814) 231-7680
               Registrant's Telephone Number, Including Area Code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was requested to file such reports), and (2) has been subject to such filing requirements for the past sixty days. Yes |X| |No|
                                          ---  ---

 The number of shares outstanding of each of the Registrant's classes of common stock as of July 31, 2002:
                Common Stock, $5.00 par value - 8,198,000 shares

PART I.       Financial Information
Item 1.       Financial Statements

                  OMEGA FINANCIAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)
                                    Unaudited

                                                          June 30,     December 31,
Assets                                                     2002           2001
                                                        -----------    -----------
Cash and due from banks                                 $    35,784    $    39,072

Interest bearing deposits with other banks                    2,582         31,812
Federal funds sold                                           18,850         14,450

Investment securities held to maturity (Market value:
   $5,054 and $3,851, respectively)                           5,054          3,851
Investment securities available for sale                    278,035        263,501

Total loans                                                 777,412        760,395
  Less: Unearned discount                                       (21)           (41)
            Allowance for loan losses                       (11,436)       (11,224)
                                                        -----------    -----------
Net loans                                                   765,955        749,130

Premises and equipment, net                                  15,045         15,563
Other assets                                                 42,132         41,250
                                                        -----------    -----------
TOTAL ASSETS                                            $ 1,163,437    $ 1,158,629
                                                        ===========    ===========

Liabilities and Shareholders' Equity
Deposits:
  Non-interest bearing                                  $   148,728    $   138,433
  Interest bearing                                          784,159        793,234
                                                        -----------    -----------
Total deposits                                              932,887        931,667

Short-term borrowings                                        39,740         37,572
Other liabilities                                            10,656         12,093
ESOP debt                                                     2,973          3,110
Long-term debt                                               16,716         17,234
Other interest bearing liabilities                              698            703
                                                        -----------    -----------
TOTAL LIABILITIES                                         1,003,670      1,002,379

Preferred stock, par value $5.00 per share:
  Authorized - 5,000,000 shares;
  Issued and outstanding -
    219,781 shares Series A Convertible                       5,000          5,000
Unearned compensation related to ESOP debt                   (2,002)        (2,125)
Common stock, par value $5.00 per share:
  Authorized - 25,000,000 shares;
  Issued -
    9,549,310 shares at June 30, 2002;
    9,447,623 shares at December 31, 2001
  Outstanding -
    8,195,130 shares at June 30, 2002;
    8,222,010 shares at December 31, 2001                    47,746         47,238
Capital surplus                                               9,667          7,856
Retained earnings                                           133,812        129,774
Accumulated other comprehensive income                        6,149          4,943
Cost of common stock in treasury:
   1,354,180 shares at June 30, 2002;
   1,225,613 shares at December 31, 2001                    (40,605)       (36,436)
                                                        -----------    -----------
TOTAL SHAREHOLDERS' EQUITY                                  159,767        156,250
                                                        -----------    -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY              $ 1,163,437    $ 1,158,629
                                                        ===========    ===========

                               OMEGA FINANCIAL CORPORATION AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF INCOME
                                    (In thousands, except share data)
                                                Unaudited

                                                       Three Months Ended         Six Months Ended
                                                             June 30,                 June 30,
                                                      2002          2001         2002         2001
                                                  -----------    ----------   ----------   ----------
Interest Income:
Interest and fees on loans                        $    13,294    $   15,726   $   26,649   $   31,583
Interest and dividends on investment securities         3,050         3,342        6,152        6,545
Other interest income                                      80           313          250          901
                                                  -----------    ----------   ----------   ----------
TOTAL INTEREST INCOME                                  16,424        19,381       33,051       39,029
Interest Expense:
Interest on deposits                                    4,641         7,364        9,740       14,909
Interest on short-term borrowings                         199           456          390          982
Interest on long-term debt and
  other interest bearing liabilities                      200           270          405          530
                                                  -----------    ----------   ----------   ----------
TOTAL INTEREST EXPENSE                                  5,040         8,090       10,535       16,421
                                                  -----------    ----------   ----------   ----------
NET INTEREST INCOME                                    11,384        11,291       22,516       22,608
Provision for loan losses                                 250            --          480           --
                                                  -----------    ----------   ----------   ----------
INCOME FROM CREDIT ACTIVITIES                          11,134        11,291       22,036       22,608
Other Income:
Service fees on deposit accounts                        1,171         1,050        2,152        2,047
Trust fees                                                877           853        1,928        1,740
Gain on sale of loans and other assets                     (1)            9           63           --
Net gains on investment securities                         58           255          150          315
Other                                                   1,423         1,304        2,850        2,564
                                                  -----------    ----------   ----------   ----------
TOTAL OTHER INCOME                                      3,528         3,471        7,143        6,666
Other Expense:
Salaries and employee benefits                          4,869         4,864        9,753        9,744
Net occupancy expense                                     566           600        1,126        1,192
Equipment expense                                         648           535        1,218        1,128
Data processing service                                   419           397          826          791
Other                                                   2,486         2,484        5,009        4,817
                                                  -----------    ----------   ----------   ----------
TOTAL OTHER EXPENSE                                     8,988         8,880       17,932       17,672
                                                  -----------    ----------   ----------   ----------
Income before taxes                                     5,674         5,882       11,247       11,602
Income tax expense                                      1,215         1,482        2,539        2,957
                                                  -----------    ----------   ----------   ----------
NET INCOME                                        $     4,459    $    4,400   $    8,708   $    8,645
                                                  ===========    ==========   ==========   ==========

Net income per common share:
  Basic                                           $       .53    $      .52   $     1.03   $     1.01
  Diluted                                         $       .51    $      .50   $     1.00   $     0.97
Weighted average shares and equivalents:
  Basic                                             8,226,527     8,267,681    8,230,127    8,351,223
  Diluted                                           8,687,300     8,731,957    8,676,669    8,788,204
Dividends declared per share:
   Common                                         $       .28    $      .27   $      .56   $      .53
   Preferred                                      $       .45    $      .45   $      .90   $      .90

                      OMEGA FINANCIAL CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (In thousands)

                                                                      Six Months Ended
                                                                          June 30,
                                                                     --------------------
                                                                      2002        2001
                                                                    --------    --------
Cash flows from operating activities:
  Net income                                                        $  8,708    $  8,645
  Adjustments to reconcile net income to
       net cash provided by operating activities:
    Depreciation and amortization                                      1,663       1,014
    Provision for loan losses                                            480          --
    Gain on sale of investment securities                               (150)       (210)
    Non-monetary exchange of cost-method investments                      --        (105)
    Gain on sale of fixed assets
       and other property owned                                           --         (22)
    Loss on sale of loans                                                (63)         22
    Increase in deferred tax asset                                      (206)       (359)
    Increase in cash surrender value of bank owned life insurance       (773)       (530)
    Increase in interest receivable and other assets                    (626)         (9)
    Decrease in interest payable                                        (356)       (356)
    Decrease in taxes payable                                           (155)        (24)
    Amortization of deferred net loan costs                             (128)        (57)
    Deferral of net loan fees                                            320         207
    Increase in accounts payable
       and accrued expenses                                             (999)      1,125
                                                                    --------    --------
      Total adjustments                                                 (993)        696
                                                                    --------    --------
Net cash provided by operating activities                              7,715       9,341

Cash flows from investing activities: Proceeds from the sale or maturity of:
    Investment  securities available for sale                         65,469      48,639
    Investment  securities held to maturity                               --          55
  Purchase of:
    Investment securities held to maturity                            (1,208)       (154)
    Investment securities available for sale                         (78,642)    (69,598)
  Net change in interest bearing deposits with other banks            29,230        (105)
  Increase  in loans                                                 (22,209)    (21,996)
  Gross proceeds from sale of loans                                    4,775          74
  Capital expenditures                                                  (505)     (1,518)
  Sale of fixed assets and other property owned                           69          30
  Net change in federal funds sold                                    (4,400)     17,300
                                                                    --------    --------
Net cash used in investing activities                                 (7,421)    (27,273)

Cash flows from financing activities:
  Increase in deposits, net                                            1,220      31,367
  Net change in short-term borrowings                                  2,168      (9,885)
  Issuance of long term debt                                              --      11,015
  Principal payment on long-term debt                                   (518)       (174)
  Net change in other interest bearing liabilities                        (5)          1
  Dividends paid                                                      (4,729)     (4,601)
  Tax benefit from preferred stock dividend
     and stock option activity                                           132          32
  Issuance of common stock                                             2,319       1,779
  Acquisition of treasury stock                                       (4,169)    (12,695)
                                                                    --------    --------
Net cash provided by (used in) financing activities                   (3,582)     16,839
                                                                    --------    --------
Net  decrease in cash and due from banks                            $ (3,288)   $ (1,093)
                                                                    ========    ========

Cash and due from banks at beginning of period                      $ 39,072    $ 40,340
Cash and due from banks at end of period                              35,784      39,247
                                                                    --------    --------
Net  decrease in cash and due from banks                            $ (3,288)   $ (1,093)
                                                                    ========    ========

Interest paid                                                       $ 10,891    $ 16,777
Income taxes paid                                                      2,812       3,300

                  OMEGA FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

SIX AND THREE MONTHS ENDED JUNE 30, 2002 AND 2001

A.    Basis of Presentation:

      The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the six months and three months ended June 30, 2002 are not necessarily indicative of the results that may be experienced for the year ending December 31, 2002 or any other interim period. For further information, refer to the Consolidated Financial Statements and Footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

      The accompanying Consolidated Financial Statements include Omega Financial Corporation (Omega), a bank holding company, and the combined results of its wholly owned banking and non-banking subsidiaries.

B.    Commitments and Contingent Liabilities:

      In the ordinary course of business, Omega and its subsidiaries make commitments to extend credit to their customers. At June 30, 2002 and December 31, 2001 standby letters of credit issued and outstanding amounted to $14,748,000 and $16,413,000, respectively. These letters of credit are not reflected in the accompanying financial statements. Management does not anticipate any significant losses as a result of these transactions.

      At June 30, 2002, the Corporation had $162,904,000 outstanding in unused lines of credit commitments extended to its customers. Of this amount, $38,817,000, or 23.8%, are commitments to consumers for home equity and other lines of credit. The remainder, $124,087,000, are commercial commitments.

C.    Comprehensive Income:

      Components of comprehensive income consist of the following:

                                                            Three Months Ended June 30, 2002       Three Months Ended June 30, 2001
                                                            Before    Tax Expense                  Before    Tax Expense
                                                             Tax           or       Net-of-Tax      Tax           or      Net-of-Tax
                                                            Amount     (Benefit)      Amount       Amount     (Benefit)     Amount
                                                           -------      -------      -------      -------      -------      -------
Net income                                                 $ 5,674      $ 1,215      $ 4,459      $ 5,882      $ 1,482      $ 4,400
Other comprehensive income:
  Unrealized gains on available for sale securities:
  Unrealized holding gains arising during the period         2,982        1,044        1,938        1,081          378          703
  Less reclassification adjustment for gains included
     in net income                                             (58)         (20)         (38)        (255)         (89)        (166)
                                                           -------      -------      -------      -------      -------      -------
Other comprehensive income                                   2,924        1,024        1,900          826          289          537
                                                           -------      -------      -------      -------      -------      -------
Total comprehensive income                                 $ 8,598      $ 2,239      $ 6,359      $ 6,708      $ 1,771      $ 4,937
                                                           =======      =======      =======      =======      =======      =======

                                                                  Six Months Ended June 30, 2002     Six Months Ended June 30, 2001
                                                                 Before   Tax Expense              Before     Tax Expense
                                                                  Tax         or      Net-of-Tax    Tax          or      Net-of-Tax
                                                                 Amount    (Benefit)    Amount     Amount      (Benefit)   Amount
                                                                --------    -------    -------    --------    ----------- --------
Net income                                                      $ 11,247    $ 2,539    $ 8,708    $ 11,602    $ 2,957    $  8,645
Other comprehensive income:
  Unrealized gains on available for sale securities:
  Unrealized holding gains arising during the period               2,005        702      1,303       3,576      1,252       2,324
  Less reclassification adjustment for
   gains included in net income                                     (150)       (53)       (97)       (315)      (110)       (205)
                                                                --------    -------    -------    --------    -------    --------
Other comprehensive income                                         1,855        649      1,206       3,261      1,142       2,119
                                                                --------    -------    -------    --------    -------    --------
Total comprehensive income                                      $ 13,102    $ 3,188    $ 9,914    $ 14,863    $ 4,099    $ 10,764
                                                                ========    =======    =======    ========    =======    ========

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

                       Computations of Earnings per Share
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                   Six Months Ended June 30, 2002                 Six Months Ended June 30, 2001
                                              ---------------------------------------        ---------------------------------------
                                               Income        Shares         Per-Share         Income        Shares         Per-Share
                                              Numerator    Denominator        Amount         Numerator      Denominator      Amount
                                              ---------------------------------------        ---------------------------------------
Net income                                    $ 8,708                                         $ 8,645
Less: Preferred stock dividends                  (198)                                           (198)
                                              -------                                         -------

Basic EPS
Income available to common
  shareholders                                  8,510           8,230        $  1.03            8,447           8,351        $  1.01
                                                                             =======                                         =======
Effect of Dilutive Securities
Impact of :
  Assumed conversion of preferred
    to common stock                                               346                                             346
  Assumed exercises of outstanding
    options                                                       100                                              91
Preferred stock dividends
  available to common shareholders                                198                             198
Elimination of tax benefit of
  allocated preferred dividends                   (40)                                            (36)
Additional expense required to fund
  ESOP debt, net of tax impact                     (2)                                            (10)
                                              -----------------------                         -----------------------
Diluted EPS
Income available to common
  shareholders plus assumed
  conversions                                 $ 8,666           8,676        $  1.00          $ 8,599           8,788        $  0.97
                                              ======================================          ======================================

                                                   Six Months Ended June 30, 2002                 Six Months Ended June 30, 2001
                                              ---------------------------------------        ---------------------------------------
                                               Income        Shares         Per-Share         Income        Shares         Per-Share
                                              Numerator    Denominator        Amount         Numerator      Denominator      Amount
                                              ---------------------------------------        ---------------------------------------
Net income                                    $ 4,459                                          $ 4,400
Less: Preferred stock dividends                   (99)                                             (99)
Basic EPS
                                              -------                                           ------
Income available to common
shareholders                                    4,360           8,227        $  0.53             4,301          8,268        $  0.52
                                                                             =======                                         =======
Effect of Dilutive Securities
Impact of:
  Assumed conversion of preferred
    to common stock                                               346                                             346
  Assumed exercises of outstanding
    options                                                       114                                             118
Preferred stock dividends
  available to common shareholders                                 99                                               99
Elimination of tax benefit of
   allocated preferred dividends                  (20)                                             (18)
Additional expense required to fund
   ESOP debt, net of tax impact                    (1)                                              (4)
                                              -----------------------                         -----------------------
Diluted EPS
Income available to common
 shareholders plus assumed
 conversions                                  $ 4,438           8,687        $  0.51           $ 4,378          8,732        $  0.50
                                              ======================================          ======================================

E.    Recent Accounting Pronouncements:

      In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". This Statement nullifies Emerging Issues Task force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The principal difference between this Statement and Issue No. 94-3 relates to its requirements for recognition of a liability for a cost associated with an exit or disposal activity. Statement 146 requires that such a liability be recognized when the liability is incurred as opposed to the date of an entity's commitment to an exit plan, as defined in Issue No. 94-3. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The adoption of this Statement is not expected to have a material impact on results of operations or financial position.

      In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44, and 62, Amendment of FASB Statement No. 13, and Technical Corrections (Statement 145). Among other things, Statement 145 eliminates the requirement under FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt to report gains and losses from extinguishments of debt as extraordinary items in the income statement. Similarly, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements has been rescinded. Accordingly, gains or losses from extinguishments of debt for fiscal years beginning after May 15, 2002 shall not be reported as extraordinary items unless the extinguishment qualifies as an extraordinary item under the provisions of APB Opinion No. 30. Statement 145 also amends Statement 13 to require certain modifications to capital leases be treated as a sale-leaseback and modifies the accounting for sub-leases when the original lessee remains a secondary obligor (or guarantor). The adoption of this Statement is not expected to have a material impact on the Company's results of operations or financial condition.

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

--------------------------------------------------------------------------------

1.    Comparison of the Six and Three Months Ended June 30, 2001 and 2000

                               Operations Overview

      A.    Six months ended June 30, 2002 and 2001

      For the first six months of 2002, income before taxes decreased by $355,000, or 3.1%, compared to the same period in 2001. Income from credit activities decreased $572,000, or 2.5%. Non-interest income increased $477,000 or 7.2% while non-interest expense increased $260,000, or 1.5%.

      The tax provision for the first six months of 2002 decreased by $418,000, or 14.1% when compared to the first six months of 2001. The effective tax rate for this period fell from 25.5% in 2001 to 22.6% for the corresponding period in 2002. Net income increased by $63,000, or 0.7%, in the first six months of 2002 as compared to the same period in 2001.

      B.    Three months ended June 30, 2002 and 2001

      The second quarter's income before income taxes decreased $208,000, or 3.5%, when compared to the same period in 2001. Income from credit activities decreased by $157,000, from $11,291,000 in the second quarter of 2001 to $11,134,000 in the second quarter of 2002. Non-interest income increased $57,000, or 1.6% and non-interest expense increased by $108,000, or 1.2%.

      After the income tax provision (which decreased by $267,000, or 18.0% compared to the same period in 2001) was deducted from earnings, net income was $59,000, or 1.3%, higher than the second quarter of

      2001. The effective tax rate for the second quarter of 2002 was 21.4%, as compared to the second quarter of 2001 of 25.2%.

      Following are selected key ratios for the period:

                                                         Three Months Ended        Six Months Ended
                                                               June 30                  June 30
                                                       ----------------------    --------------------
                                                         2002         2001         2002       2001
                                                       --------     ---------    ---------  ---------
      Return on average assets (annualized).........      1.54%        1.55%        1.51%      1.54%
      Return on average equity (annualized).........     11.21        11.60        10.96      11.36
      Dividend payout ratio (common)................     51.41        50.51        52.87      50.76
      Average equity to average assets..............     13.72        13.38        13.76      13.58

                               Net Interest Income

      A.    Six months ended June 30, 2002 and 2001

      Omega's net interest income for the first six months of 2002 declined by $92,000, or 0.4%. Average earning assets increased by $24,380,000, or 2.3% when compared to June 2001. Yield on earning assets was 6.20% in 2002 as compared to 7.49% in 2001. Cost to fund earning assets was 1.98% in 2002, 118 basis points lower than the 3.16% in 2001. On a fully tax equivalent basis, the net interest margin dropped by 9 basis points to 4.52% in 2002 from 4.61% in 2001. See the chart below for a comparison of the components of the net interest margin.

      B.    Three months ended June 30, 2002 and 2001

      The net interest spread, at 4.24% for the second quarter of 2002, was 4 basis points lower than the second quarter of 2001, with a $19,313,000 or 1.8% increase in average earning assets resulting in a 0.8% increase in net interest income. Yield on earning assets in the second quarter of 2002 declined by 124 basis points when compared to 2001's second quarter, while cost of funding decreased by 120 basis points.

      Following are key net interest margin ratios (annualized):

                                                       Three Months Ended          Six Months Ended
                                                             June 30                   June 30
                                                    -------------------------- -------------------------
                                                        2002         2001         2002         2001
                                                    ------------- ------------ ------------ ------------
      Yield on average earning assets.........         6.11%         7.35%          6.20%        7.49%
      Cost to fund earning assets.............         1.87          3.07           1.98         3.16
      Net interest margin.....................         4.24          4.28           4.22         4.33
      Net interest margin - tax equivalent....         4.55          4.58           4.52         4.61

      At June 30, 2002, Omega had $430,899,000 of earning assets scheduled to reprice over the next twelve months as compared to $514,245,000 in interest bearing liabilities, resulting in a negative gap of $83,346,000, or 7.2% of assets. In order to predict net interest income at risk over the next twelve months based on hypothetical rate movements, a rate shock simulation was performed on the balance sheet. In the event that interest rates would decrease immediately by 100 basis points, results of the rate shock simulation suggest that Omega's net interest income over the next twelve months would decrease by approximately 0.8%, or $393,000. Conversely, the results of a rate shock simulation of an immediate 100 basis point increase in interest rates indicates an increase in net interest income of approximately $398,000, or 0.8% over a twelve-month period. These simulations assume no volume or mix changes in the balance sheet.

                               Loan Loss Provision

      In the second quarter of 2002, a loan loss provision of $250,000 was recorded, bringing the year to date provision to $480,000 in 2002. In 2001, no provision had been made to the allowance for loan losses through June 30. The increase in non-performing loans and the analysis of loans on Omega's watch list was responsible for the increase.

                            Other Income and Expense

      A.    Six months ended June 30, 2002 and 2001

      Other income increased $477,000, or 7.2% in the first six months of 2002 as compared to the same period in 2001. Excluding gains resulting from sales of investment securities, loans and other assets, normal operating non-interest income rose by $642,000, or 10.1%. This was due to increases of 5.1% in service fees on deposits, 4.3% in fees on loans, 10.8% on fees from trust relationships and 12.7% in other non-interest income. Investment security gains in 2001 exceeded those in 2002 by $165,000, or 52.4%.

      As a percentage of average assets, annualized other income net of gains on assets sold was 1.20% for the first six months of 2002 as compared to 1.13 % in 2001.

      Other expenses were $260,000, or 1.5% higher for the first six months of 2002 than for the same period in 2001. Salaries and employee benefits were $9,000, or 0.1% higher in 2002 than in 2001. Occupancy and equipment expense increased by $24,000, or 1.0%. Other expense increased by $227,000, or 4.0% in the first six months of 2002 as compared to the same period in 2001.

      As a percentage of average assets, annualized expenses for the period ended June 30, 2002 were 3.11% and were 3.15% for the same period in 2001.

      B.    Three months ended June 30, 2002 and 2001

      Other income increased $57,000, or 1.6% in the second quarter of 2002 as compared to the same period in 2001. Excluding gains on assets sold, other income was improved by $264,000 or 8.2% when comparing the quarters. Service fees on deposit accounts increased by 11.5% while trust fees increased by 2.8%. Gains on the sale of securities and other assets were $207,000 lower during the second quarter of 2002 than 2001.

      As a percentage of average assets, annualized other income net of gains and losses was 1.20% for the second quarter of 2002 as compared to 1.13 % in 2001.

      Other expenses were $108,000, or 1.2% higher for the second quarter of 2002 than for the same period in 2001. Salaries and employee benefits were $5,000, or 0.1% higher in the second quarter of 2002 than the corresponding period in 2001. Occupancy and equipment expenses increased by 7.0%, while other non-interest expenses increased by 0.8%.

      As a percentage of average assets, annualized expenses for the quarter ended June 30, 2002 were 3.10% and were 3.13% for the same period in 2001.

                               Federal Income Tax

      Income tax expense decreased by $418,000, or 14.1%, in the first six months of 2002 compared to the same period in 2001. Income tax expense decreased by $267,000, or 18.0% in the second quarter of 2002 as compared to the same quarter of 2001. This improvement is due primarily to the 18.8% and 20% increase in average outstanding tax free investments and loans year to date and for the second quarter, respectively.

      2.    Investment Securities

            Management of the investment portfolio entails evaluation and realignment of the size and mix of the portfolio in order to balance various characteristics of the balance sheet, including asset quality, liquidity, yield relationships, maturity and tax planning. The following schedule details characteristics of the investment portfolio as of June 30, 2002 and December 31, 2001.

                                                  Securities Classified as Available for Sale
                                                             Gross          Gross         Estimated
                                           Amortized      Unrealized      Unrealized        Market
June 30, 2002                                 Cost           Gains          Losses          Value
                                           --------------------------------------------------------
U.S. Treasury securities and
    obligations of other U.S.
    Government agencies and corporations   $142,141        $2,374             $0          $144,515
Obligations of state and
    political subdivisions                   98,878         2,831             --           101,709
Corporate securities                         13,597           218             (5)           13,810
Mortgage backed securities                    7,205           129             (1)            7,333
Equity securities                             6,764         3,916            (12)           10,668
                                           -------------------------------------------------------
Total                                      $268,585        $9,468           ($18)         $278,035
                                           =======================================================
                                                  Securities Classified as Available for Sale
                                                             Gross          Gross         Estimated
                                           Amortized      Unrealized      Unrealized        Market
June 30, 2002                                 Cost           Gains          Losses          Value
                                           --------------------------------------------------------
Investment in low-income housing               $751            --             --              $751
Equity securities (non-marketable)            4,303            --             --             4,303
                                           --------------------------------------------------------
Total                                        $5,054        $   --           $ --            $5,054
                                           =======================================================
                                                  Securities Classified as Available for Sale
                                                             Gross          Gross         Estimated
                                           Amortized      Unrealized      Unrealized        Market
December 31, 2001                             Cost           Gains          Losses          Value
                                           --------------------------------------------------------
U.S. Treasury securities and
    obligations of other U.S.
    Government agencies and corporations   $114,261         $2,227         $   0         $116,488
Obligations of state and
    political subdivisions                  107,383         1,728             (6)          109,105
Corporate securities                         19,439           396            (49)           19,786
Mortgage backed securities                    8,020           212             --             8,232
Equity securities                             6,804         3,152            (66)            9,890
                                           --------------------------------------------------------
Total                                      $255,907        $7,715          ($121)         $263,501
                                           =======================================================
                                                  Securities Classified as Available for Sale
                                                             Gross          Gross         Estimated
                                           Amortized      Unrealized      Unrealized        Market
December 31, 2001                             Cost           Gains          Losses          Value
                                           --------------------------------------------------------
Investment in low-income housing               $694            --             --              $694
Equity securities (non-marketable)            3,157            --             --             3,157
                                           --------------------------------------------------------
Total                                        $3,851         $  --           $ --            $3,851
                                           =======================================================

Total investment securities as a percentage of total assets at June 30, 2002 and December 31, 2001 were 24.3% and 23.1%, respectively. Securities maturing or repricing in one year or less comprised 31.2% of the total investment securities of $283,089,000 as of June 30, 2002, as compared to 32.0% of total investment securities of $267,352,000 as of December 31, 2001. There was $210,000 in investments in instruments of foreign countries on June 30, 2002.

3.    Loans

      Net loans in the first six months of 2002 increased by $16,825,000, or 2.2% from the balance at December 31, 2001, bringing the total to $765,955,000 at June 30, 2002. Increases in commercial loans of $36,498,000, or 9.1% were partially offset by the decline in consumer loans of $19,670,000, or 12.4%.

      Changes in the allowance for loan losses for the six months ended June 30, 2001 and 2000 were as follows (in thousands):

                                                                      2002                  2001
                                                                  -------------        --------------
      Balance at January 1.....................................     $11,224               $11,622
      Charge-offs..............................................        (324)                 (369)
      Recoveries...............................................          56                   233
                                                                  -------------        --------------
          Net charge-offs......................................        (268)                 (136)
      Provision for loan losses................................         480                    --
                                                                  -------------        --------------
      Balance at June 30.......................................     $11,436               $11,486
                                                                  =============        ==============

      Management believes that the allowance for loan losses is adequate, based upon its analysis of the loans, current economic conditions and certain risk characteristics of the loan portfolio. This determination is made through a structured review of impaired loans, non-performing loans and certain performing loans designated as potential problems. The allowance for loan losses at June 30, 2002 and 2001 represented 1.47% and 1.48%, respectively, of the total loans outstanding, net of unearned interest.

      Set forth below is an analysis of Omega's non-performing loans as of June 30, 2002 as compared to December 31, 2001.

                              Non-performing Loans
                                 (In thousands)

                                                                     June 30,           December 31,
                                                                       2002                  2001
                                                                   -------------        --------------
       Non-accrual loans........................................      $2,669                $2,327
       Accruing loans past due 90 days or more..................       1,236                 1,209
       Restructured loans.......................................          20                    32
                                                                   -------------        --------------
       Total non-performing loans...............................      $3,925                $3,568
                                                                   =============        ==============
       Non-performing loans as percent of allowance.............       34.3%                 31.8%

      The increase in non-performing loans from December 31, 2001 to June 30, 2002 was primarily due to the increase in loans in non-accrual status.

4.    Deposits and Other Sources of Funds

      Deposits provide the primary source of funding for loans and investment securities. As June 30, 2002, total deposits increased by $1,220,000 or 0.1%, as compared to December 31, 2001. Interest bearing deposits decreased by $9,075,000, or 1.1% and non-interest bearing accounts increased by $10,295,000 or 7.4%.

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

      At June 30, 2002, Omega and each of its banking subsidiaries met the regulatory definition of a "well capitalized" financial institution, i.e., a leverage ratio exceeding 5%, Tier 1 capital exceeding 6% and total capital exceeding 10%.

7.    Share Repurchase Program

      In January of 2002, the Board approved a new share repurchase program to begin immediately, authorizing management to buy back an additional 10% of its common stock. At that time, there were 8,222,010 common shares outstanding with 822,201 shares eligible to be repurchased. This program will remain in effect through December 31, 2002, or until the 10% limit is reached; however, it may be discontinued at any time. As of July 31, 2002, 155,567 shares have been repurchased in conjunction with this program.

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

PART II. Other Information

Item 1.  Legal Proceedings
         None

Item 2.  Changes in Securities and Use of Proceeds
         None

Item 3.  Defaults upon Senior Securities
         None

Item 4.  Submission of Matters to a Vote of Security Holders
         The Annual Meeting of Shareholders of Omega was held on April 22, 2002. At the Annual Meeting, the shareholders elected a class of directors for a term of three years, as described below.

                Name                       For          Withhold Authority
                ----                       ---          ------------------
        Philip E. Gingerich             6,172,410             401,526
        D. Stephen Martz                5,647,679             560,340
        James W. Powers, Sr.            5,818,917             389,102

      The terms of the following directors continued after the annual meeting:
      Raymond F. Agostinelli, David B. Lee, Robert N. Oliver, Stanton R. Sheetz, and Robert A. Szeyller

      Also, at the annual meeting, the shareholders approved a proposal to increase the number of shares that may be issued under the 1994 Stock Option Plan for Non-Employee Directors by 25,000 shares as described below.

         For                       Against               Broker Non-Vote
         ---                       -------               ---------------
      4,949,851                   1,160,140                    -0-

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

(a)      None

(b)      Reports on Form 8K
         The company filed a Form 8-K on April 11, 2002 regarding a change in the Company's certifying accountants.

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            OMEGA FINANCIAL CORPORATION
                                            ---------------------------
                                                   (Registrant)




August 12, 2002                             By: /s/ David B. Lee
----------------                               -----------------------
Date                                                David B. Lee
                                                    Chairman and
                                                    Chief Executive Officer


August 12, 2002                                 /s/ Daniel L. Warfel
----------------                               -----------------------
Date                                           Daniel L. Warfel
                                               Executive Vice President and
                                               Chief Financial Officer