Form 10-Q
period 2002-09-30
OMEGA FINANCIAL CORP /PA/
filed 2002-11-14
CIK 705671

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549

                                    FORM 10-Q
(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission File Number: 0-13599

                           OMEGA FINANCIAL CORPORATION
             (Exact name of registrant as specified in its charter)

         Pennsylvania                                           25-1420888
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)

                    366 Walker Drive, State College, PA 16801
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (814) 231-7680
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

The number of shares outstanding of each of the issuer's classes of common stock as of October 30, 2002:
               8,111,525 shares of Common Stock, $5.00 par value

PART I. Financial Information

Item 1. Financial Statements

                  OMEGA FINANCIAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)
                                    Unaudited

                                                       September 30,   December 31,
                                                            2002           2001
                                                       -------------   ------------
Assets
Cash and due from banks                                 $    43,497    $    39,072

Interest bearing deposits with other banks                    2,638         31,812
Federal funds sold                                            6,780         14,450

Investment securities held to maturity (Market value:
   $5,051 and $3,851, respectively)                           5,051          3,851
Investment securities available for sale                    258,626        263,501

Total loans                                                 791,280        760,395
  Less: Unearned discount                                       (15)           (41)
            Allowance for loan losses                       (11,455)       (11,224)
                                                        -----------    -----------
Net loans                                                   779,810        749,130

Premises and equipment, net                                  14,716         15,563
Other assets                                                 41,322         41,250
                                                        -----------    -----------
TOTAL ASSETS                                            $ 1,152,440    $ 1,158,629
                                                        ===========    ===========

Liabilities and Shareholders' Equity
Deposits:
  Non-interest bearing                                  $   151,952    $   138,433
  Interest bearing                                          771,453        793,234
                                                        -----------    -----------
Total deposits                                              923,405        931,667

Short-term borrowings                                        38,043         37,572
Other liabilities                                            10,872         12,093
ESOP debt                                                     2,903          3,110
Long-term debt                                               16,452         17,234
Other interest bearing liabilities                              722            703
                                                        -----------    -----------
TOTAL LIABILITIES                                           992,397      1,002,379

Preferred stock, par value $5.00 per share:
  Authorized - 5,000,000 shares;
  Issued and outstanding -
    219,781 shares Series A Convertible                       5,000          5,000
Unearned compensation related to ESOP debt                   (1,939)        (2,125)
Common stock, par value $5.00 per share:
  Authorized - 25,000,000 shares;
  Issued -
    9,590,689 shares at September 30, 2002;
    9,447,623 shares at December 31, 2001
  Outstanding -
    8,108,391 shares at September 30, 2002;
    8,222,010 shares at December 31, 2001                    47,953         47,238
Capital surplus                                              10,212          7,856
Retained earnings                                           136,510        129,774
Accumulated other comprehensive income                        7,051          4,943
Cost of common stock in treasury:
   1,482,298 shares at September 30, 2002;
   1,225,613 shares at December 31, 2001                    (44,744)       (36,436)
                                                        -----------    -----------
TOTAL SHAREHOLDERS' EQUITY                                  160,043        156,250
                                                        -----------    -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY              $ 1,152,440    $ 1,158,629
                                                        ===========    ===========

                  OMEGA FINANCIAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                        (In thousands, except share data)
                                    Unaudited

                                                      Three Months Ended             Nine Months Ended
                                                         September 30,                 September 30,
                                                      2002           2001           2002           2001
                                                  ------------   ------------   ------------   ------------
Interest Income:
Interest and fees on loans                        $     13,353   $     15,229   $     40,002   $     46,812
Interest and dividends on investment securities          2,821          3,389          8,973          9,934
Other interest income                                       64            263            314          1,164
                                                  ------------   ------------   ------------   ------------
TOTAL INTEREST INCOME                                   16,238         18,881         49,289         57,910
Interest Expense:
Interest on deposits                                     4,257          7,080         13,997         21,989
Interest on short-term borrowings                          184            350            574          1,332
Interest on long-term debt and
  other interest bearing liabilities                       196            251            601            781
                                                  ------------   ------------   ------------   ------------
TOTAL INTEREST EXPENSE                                   4,637          7,681         15,172         24,102
                                                  ------------   ------------   ------------   ------------
NET INTEREST INCOME                                     11,601         11,200         34,117         33,808
Provision for loan losses                                  150            101            630            101
                                                  ------------   ------------   ------------   ------------
INCOME FROM CREDIT ACTIVITIES                           11,451         11,099         33,487         33,707
Other Income:
Service fees on deposit accounts                         1,423          1,030          3,575          3,077
Trust fees                                                 891            787          2,819          2,527
Gain (loss) on sale of loans and other assets                5             14             68             14
Net gains on investment securities                         259              5            409            320
Other                                                    1,463          1,337          4,313          3,901
                                                  ------------   ------------   ------------   ------------
TOTAL OTHER INCOME                                       4,041          3,173         11,184          9,839
Other Expense:
Salaries and employee benefits                           4,987          4,956         14,740         14,700
Net occupancy expense                                      564            537          1,690          1,729
Equipment expense                                          664            509          1,882          1,637
Data processing service                                    420            405          1,246          1,196
Other                                                    2,305          2,418          7,314          7,235
                                                  ------------   ------------   ------------   ------------
TOTAL OTHER EXPENSE                                      8,940          8,825         26,872         26,497
                                                  ------------   ------------   ------------   ------------
Income before taxes                                      6,552          5,447         17,799         17,049
Income tax expense                                       1,652          1,283          4,191          4,240
                                                  ------------   ------------   ------------   ------------
NET INCOME                                        $      4,900   $      4,164   $     13,608   $     12,809
                                                  ============   ============   ============   ============

Net income per common share:
  Basic                                           $       0.59   $       0.49   $       1.62   $       1.51
  Diluted                                         $       0.57   $       0.48   $       1.57   $       1.46
Weighted average shares and equivalents:
  Basic                                              8,183,890      8,233,574      8,214,545      8,311,576
  Diluted                                            8,627,913      8,677,456      8,651,377      8,743,789
Dividends declared per share:
   Common                                         $        .28   $        .27   $        .84   $        .80
   Preferred                                      $        .45   $        .45   $       1.35   $       1.35

                  OMEGA FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                 Nine Months Ended
                                                                                   September 30,
                                                                               ---------------------
                                                                                 2002         2001
                                                                               --------    ---------
Cash flows from operating activities:
  Net income                                                                   $ 13,608    $  12,809
  Adjustments to reconcile net income to
        net cash provided by operating activities:
    Depreciation and amortization                                                 2,607        1,529
    Provision for loan losses                                                       630          101
    Gain on sale of investment securities                                          (409)        (215)
    Non-monetary exchange of cost-method investments                                 --         (105)
    Gain on sale of fixed assets
          and other property owned                                                   (9)         (43)
    (Gain) loss on sale of loans                                                    (59)          29
    Increase in deferred tax asset                                                 (245)        (397)
    Increase in cash surrender value of bank owned life insurance                (1,159)        (800)
    (Increase) decrease in interest receivable and other assets                    (123)         746
    Decrease in interest payable                                                   (452)        (434)
    Increase in taxes payable                                                       555           39
    Amortization of deferred net loan costs                                        (204)        (101)
    Deferral of net loan fees                                                       405          480
    Decrease in accounts payable
          and accrued expenses                                                   (1,378)        (396)
                                                                               --------    ---------
      Total adjustments                                                             159          433
                                                                               --------    ---------
Net cash provided by operating activities                                        13,767       13,242

Cash flows from investing activities:
Proceeds from the sale or maturity of:
    Investment securities available for sale                                     86,664       73,679
    Investment securities held to maturity                                           --           55
  Purchase of:
    Investment securities available for sale                                    (79,175)    (112,978)
    Investment securities held to maturity                                       (1,208)        (154)
  Net change in interest bearing deposits with other banks                       29,174         (170)
  Increase in loans                                                             (36,232)     (28,234)
  Gross proceeds from sale of loans                                               4,780           87
  Capital expenditures                                                             (727)      (1,835)
  Sale of fixed assets and other property owned                                     321           30
  Net change in federal funds sold                                                7,670       35,450
                                                                               --------    ---------
Net cash provided by (used in) investing activities                              11,267      (34,070)

Cash flows from financing activities:
  (Decrease) increase in deposits, net                                           (8,262)      33,764
  Net change in short-term borrowings                                               471       (8,116)
  Issuance of long-term debt                                                         --       10,872
  Principal payment on long-term debt                                              (782)        (281)
  Net change in other interest bearing liabilities                                   19           (6)
  Dividends paid                                                                 (7,120)      (6,922)
  Tax benefit from preferred stock dividend
           and stock option activity                                                302           49
  Issuance of common stock                                                        3,071        2,192
  Acquisition of treasury stock                                                  (8,308)     (13,599)
                                                                               --------    ---------
Net cash used in (used in) provided by financing activities                     (20,609)      17,953
                                                                               --------    ---------
Net increase (decrease) in cash and due from banks                             $  4,425    $  (2,875)
                                                                               ========    =========

Cash and due from banks at beginning of period                                 $ 39,072    $  40,340
Cash and due from banks at end of period                                         43,497       37,465
                                                                               --------    ---------
Net increase (decrease) in cash and due from banks                             $  4,425    $  (2,875)
                                                                               ========    =========

Interest paid                                                                  $ 15,624    $  24,536
Income taxes paid                                                                 3,622        4,350

                  OMEGA FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

A.    Basis of Presentation:

      The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the nine months and three months ended September 30, 2002 are not necessarily indicative of the results that may be experienced for the year ending December 31, 2002 or any other interim period. For further information, refer to the Consolidated Financial Statements and Footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

      The accompanying Consolidated Financial Statements include Omega Financial Corporation (Omega), a bank holding company, and the combined results of its wholly owned banking and non-banking subsidiaries.

B.    Commitments and Contingent Liabilities:

      In the ordinary course of business, Omega and its subsidiaries make commitments to extend credit to their customers. At September 30, 2002 and December 31, 2001, standby letters of credit issued and outstanding amounted to $13,560,000 and $16,413,000, respectively. These letters of credit are not reflected in the accompanying financial statements. Management does not anticipate any significant losses as a result of these transactions.

      At September 30, 2002, the Corporation had $162,244,000 outstanding in unused lines of credit commitments extended to its customers. Of this amount, $38,870,000, or 24.0%, are commitments to consumers for home equity and other lines of credit. The remaining amount of $123,374,000, are commercial commitments.

C.    Comprehensive Income:

      Components of other comprehensive income consist of the following:

                                                         Nine Months Ended Sep 30, 2002     Nine Months Ended Sep 30, 2001
                                                         Before   Tax Expense              Before    Tax Expense
                                                          Tax         or      Net-of-Tax     Tax         or      Net-of-Tax
                                                         Amount    (Benefit)    Amount      Amount    (Benefit)    Amount
                                                         ------    ---------    ------      ------    ---------    ------
Net income                                              $ 17,799    $ 4,191    $ 13,608    $ 17,049    $ 4,240    $ 12,809
Other comprehensive income:
   Unrealized gains on available for sale securities:
   Unrealized holding gains (losses)
     arising during the period                             3,652      1,278       2,374       6,966      2,438       4,528
   Less reclassification adjustment for
     gains included in net income                           (409)      (143)       (266)       (320)      (112)       (208)
                                                        --------    -------    --------    --------    -------    --------
Other comprehensive income (loss)                          3,243      1,135       2,108       6,646      2,326       4,320
                                                        --------    -------    --------    --------    -------    --------
Total comprehensive income                              $ 21,042    $ 5,326    $ 15,716    $ 23,695    $ 6,566    $ 17,129
                                                        ========    =======    ========    ========    =======    ========

                                                           Three Months Ended Sep 30, 2002       Three Months Ended Sep 30, 2001
                                                          Before    Tax Expense                Before     Tax Expense
                                                           Tax          or       Net-of-Tax      Tax           or       Net-of-Tax
                                                          Amount     (Benefit)     Amount       Amount      (Benefit)     Amount
                                                          ------     ---------     ------       ------      ---------     ------
Net income                                              $   6,552    $   1,652    $   4,900    $   5,447    $   1,283    $   4,164
Other comprehensive income:
   Unrealized gains on available for sale securities:
   Unrealized holding gains (losses)
     arising during the period                              1,647          576        1,071        3,390        1,187        2,203
   Less reclassification adjustment for
     gains included in net income                            (259)         (91)        (168)          (5)          (2)          (3)
                                                        ---------    ---------    ---------    ---------    ---------    ---------
Other comprehensive income (loss)                           1,388          485          903        3,385        1,185        2,200
                                                        ---------    ---------    ---------    ---------    ---------    ---------
Total comprehensive income                              $   7,940    $   2,137    $   5,803    $   8,832    $   2,468    $   6,364
                                                        =========    =========    =========    =========    =========    =========

D.    Earnings Per Share Data:

      Basic earnings per share are computed by dividing income available to common stockholders by the weighted average number of shares outstanding for the period. On a diluted basis, both earnings and shares outstanding are adjusted to assume the conversion of all potentially dilutive securities into common stock.

                                         Nine Months Ended September 30, 2002     Nine Months Ended September 30, 2001
                                       --------------------------------------     ------------------------------------
                                        Income            Shares     Per-Share     Income         Shares      Per-Share
                                       Numerator        Denominator    Amount     Numerator     Denominator     Amount
                                       --------------------------------------     ------------------------------------
Net income                            $    13,608                                $    12,809
Less: Preferred stock dividends              (297)                                      (297)
                                      -----------                                -----------

Basic EPS
Income available to common
    shareholders                           13,311          8,214   $      1.62        12,512          8,312   $      1.51
                                                                   ===========                                ===========

Effect of Dilutive Securities
Impact of :
   Assumed conversion of preferred
      to common stock                                        346                                        346
   Assumed exercises of outstanding
      options                                                 91                                         86
Preferred stock dividends
    available to common
    shareholders                              297                                        297
Elimination of tax benefit of
    allocated preferred dividends             (60)                                       (55)
Additional expense required to fund
    ESOP debt, net of tax impact               (4)                                       (12)
                                      --------------------------                 --------------------------

Diluted EPS
Income available to common
     shareholders plus assumed
     conversions                      $    13,544          8,651   $      1.57   $    12,742          8,744   $      1.46
                                      ========================================   ========================================

                                        Three Months Ended September 30, 2002     Three Months Ended September 30, 2001
                                      ----------------------------------------   ----------------------------------------
                                        Income          Shares      Per-Share      Income         Shares       Per-Share
                                       Numerator      Denominator     Amount      Numerator     Denominator      Amount
                                       ---------      -----------     ------      ---------     -----------      ------
Net income                            $     4,900                                $     4,165
Less: Preferred stock dividends               (99)                                       (99)
                                      -----------                                -----------

Basic EPS
Income available to common
    shareholders                            4,801          8,184   $      0.59         4,066          8,234   $      0.49
                                                                   ===========                                ===========

Effect of Dilutive Securities
Impact of :
   Assumed conversion of preferred
      to common stock                                        346                                        346
   Assumed exercises of outstanding
      options                                                 98                                         97
Preferred stock dividends
    available to common
    shareholders                               99                                         99
Elimination of tax benefit of
    allocated preferred dividends             (20)                                       (18)
Additional expense required to fund
    ESOP debt, net of tax impact               (1)                                        (3)
                                      --------------------------                 --------------------------

Diluted EPS
Income available to common
     shareholders plus assumed
     conversions                      $     4,879          8,628   $      0.57   $     4,144          8,677   $      0.48
                                      ========================================   ========================================

E.    Recent Accounting Pronouncements:

      In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". This Statement nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The principal difference between this Statement and Issue No. 94-3 relates to its requirements for recognition of a liability for a cost associated with an exit or disposal activity. Statement 146 requires that such a liability be recognized when the liability is incurred as opposed to the date of an entity's commitment to an exit plan, as defined in Issue No. 94-3. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The adoption of this Statement is not expected to have a material impact on the Company's results of operations or financial position.

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

      In October 2002, the Financial Accounting Standards Board issued Statement No. 147, Acquisitions of Certain Financial Institutions. The Statement provides guidance on the accounting for the acquisition of a financial institution, which had previously been addressed in FASB Statement No. 72, Accounting for Certain Acquisitions of Banking or Thrift Institutions. Statement 72 required that the excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets be recognized as an unidentifiable intangible asset. That asset was to be amortized over a period no greater than the life of the long-term interest-bearing assets acquired. Statement 147 states that this excess, if acquired in a business combination, represents goodwill that should be accounted for in accordance with FASB Statement No. 142, Goodwill and Other Intangible Assets. The balance of previously recognized unidentifiable intangible assets arising from a business combination should be reclassified to goodwill as of the date the company initially adopted Statement 142. Companies that reclassify goodwill in accordance with the Statement are then required to restate previously issued financial statements to present the balance sheet and income statement as if the unidentifiable intangible asset had been reclassified as of the date the company adopted Statement 142. The provisions of Statement 147 are effective October 1, 2002. The Company's adoption of this Statement does not have a material impact on its results of operations or financial position.

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

1.    Comparison of the Nine and Three Months Ended September 30, 2002 and 2001

                               Operations Overview

      A. Nine months ended September 2002 and 2001

      For the first nine months of 2002, income before income taxes increased by $750,000, or 4.4%, compared to the same period in 2001. Income from credit activities decreased $220,000, or 0.7%. Non-interest income increased $1,345,000 or 13.7% while non-interest expense increased $375,000, or 1.4%, compared to the same period in 2001.

      The tax provision for the first nine months of 2002 decreased by $49,000, or 1.2% when compared to the first nine months of 2001. The effective tax rate for this period fell to 23.5% in 2002 from 24.9% for the corresponding period in 2001. Net income increased by $799,000, or 6.2%, in the first nine months of 2002 as compared to the same period in 2001.

      B. Three months ended September 30, 2002 and 2001

      The third quarter's income before income taxes increased $1,105,000, or 20.3%, when compared to the same period in 2001. Non-interest income increased $868,000, or 27.4%, income from credit activities increased by $352,000, or 3.2%, and non-interest expense increased by $115,000, or 1.3%, compared to the same period in 2001.

      After the income tax provision (which increased by $369,000, or 28.8% compared to the same period in 2001) was deducted from earnings, net income was $736,000, or 17.7%, higher than the third quarter of

      2001. The effective tax rate for the third quarter of 2002 was 25.2%, as compared to the third quarter of 2001 of 23.6%.

      Following are selected key ratios for the period:

                                                                            Three Months Ended          Nine Months Ended
                                                                               September 30                September 30
                                                                         ------------------------    ------------------------
                                                                            2002          2001          2002          2001
                                                                         ----------    ----------    ----------    ----------
      Return on average assets (annualized) ..........................         1.71%         1.46%         1.57%         1.51%
      Return on average equity (annualized) ..........................        12.12         10.89         11.35         11.20
      Dividend payout ratio (common) .................................        46.38         53.36         50.53         51.61
      Average equity to average assets ...............................        14.08         13.38         13.87         13.50

                               Net Interest Income

      A. Nine months ended September 30, 2002 and 2001

      Omega's net interest income for the first nine months of 2002 increased by $309,000, or 0.9%. Average earning assets increased by $14,160,000 when compared to the first nine months of 2001. Composite yield on earning assets was 6.17%, or 117 basis points lower than the comparable period in 2001, while cost to fund earning assets decreased by 116 basis points to 1.90%. On a fully tax equivalent basis, net interest margin was 4.57% for both periods. See the chart below for a comparison of the components of the net interest margin.

      B. Three months ended September 30, 2002 and 2001

      The net interest margin on a fully tax equivalent basis, at 4.66% for the third quarter of 2002, was 14 basis points higher than the third quarter of 2001, with a $3,920,000 or 0.4% decrease in average earning assets in the third quarter of 2002 from the third quarter of 2001. Yield on earning assets in the third quarter of 2002 decreased by 97 basis points when compared to 2001's third quarter, while cost of funding decreased by 112 basis points, resulting in an increase in net interest income of $401,000, or 3.6%.

      Following are key net interest margin ratios (annualized):

                                                                            Three Months Ended          Nine Months Ended
                                                                               September 30                September 30
                                                                         ------------------------    ------------------------
                                                                            2002          2001          2002          2001
                                                                         ----------    ----------    ----------    ----------
      Yield on average earning assets ................................         6.09%         7.06%         6.17%         7.34%
      Cost to fund earning assets ....................................         1.73          2.85          1.90          3.06
      Net interest margin ............................................         4.36          4.21          4.27          4.28
      Net interest margin - tax equivalent ...........................         4.66          4.52          4.57          4.57

      At September 30, 2002, Omega had $444,921,000 of earning assets scheduled to reprice over the next twelve months as compared to $472,685,000 in interest bearing liabilities, resulting in a negative gap of $27,764,000, or 2.4% of assets. In order to predict net interest income at risk over the next twelve months based on hypothetical rate movements, a rate shock simulation was performed on the balance sheet. In the event that interest rates would decrease immediately by 100 basis points, results of the rate shock simulation indicate that Omega's net interest income over the next twelve months would decrease by approximately 3.0%, or $806,000. Conversely, the results of a rate shock simulation of an immediate 100 basis point increase in interest rates indicates an increase in net interest income of approximately $835,000, or 1.8% over a twelve-month period. These simulations assume no volume or mix changes in the balance sheet. There have been no material changes in reported market risk since December 31, 2001.

                               Loan Loss Provision

      In the third quarter of 2002, a loan loss provision of $150,000 was recorded, bringing the year to date provision to $630,000 in 2002. In 2001, $101,000 was recorded as a provision for loan losses for the third quarter and year to date. The increase in non-performing loans and the analysis of loans on Omega's watch list was responsible for the increase.

                            Other Income and Expense

      A. Nine months ended September 30, 2002 and 2001

      Other income increased $1,345,000, or 13.7% in the first nine months of 2002 as compared to the same period in 2001. Excluding gains resulting from sales of investment securities and other assets, normal operating non-interest income rose by $1,202,000, or 12.6%. During the second quarter of 2002, a new product was introduced to provide overdraft coverage services to customers. Use of this product has helped to generate an increase in fee income of $440,000. Other increases in service fee income on deposit accounts boosted this category to a total of $498,000, or 16.2% improvement in 2002 over the same period in 2001. Trust fee income increased by $292,000, or 11.6% in the first nine months of 2002 as compared to the first nine months of 2001. Earnings on the cash surrender value of Bank Owned Life Insurance (BOLI) improved non-interest income by $358,000 in 2002 when compared to 2001. Additionally, increases in service fees onloans accounted for $57,000 of the total increase in non-interest income. Investment security gains in the first nine months of 2002 exceeded those recorded in the first nine months of 2001 by $143,000, or 42.8%.

      As a percentage of average assets, annualized other income net of gains from the sale of securities and other assets was 1.24% for the first nine months of 2002 as compared to 1.12% for 2001.

      Other expenses were $375,000, or 1.4%, higher for the first nine months of 2002 than for the same period in 2001. Salaries and employee benefits were $40,000, or 0.3% higher in the first nine months of 2002 than in the same period in 2001. Combined occupancy and equipment expenses increased by $206,000 compared to the same period in 2001. Data processing fees increased by $50,000 or 4.2% because of additional new servicing needed. Other expense increased by $79,000, or 1.1% in the first nine months of 2002 as compared to the same period in 2001, due primarily to costs associated with setup of the new Omega Insurance Agency subsidiary.

      As a percentage of average assets, annualized expenses for the period ended September 30, 2002 were 3.11% and were 3.13% for the same period in 2001.

      B. Three months ended September 30, 2002 and 2001

      Other income increased $868,000, or 27.4%, in the third quarter of 2002 as compared to the same period in 2001. Service fee income increased by $393,000, or 38.2%, primarily as a result of the new overdraft coverage product initiated in the second quarter of 2002. Trust fees were $104,000, or 11.7%, higher in the third quarter of 2002 as compared to the same period in 2001. Gains on the sale of investment securities, loans and other assets were $245,000 higher in the third quarter of 2002 than in the third quarter of 2001. Other non-interest income was $126,000 higher in 2002 than in 2001, primarily resulting from increases in BOLI income.

      As a percentage of average assets, annualized other income net of gains on securities, loans and other assets was 1.31 % for the third quarter of 2002 as compared to 1.11 % for the same period in 2001.

      Other expenses increased $115,000, or 1.3%, in the third quarter of 2002 as compared to the same period in 2001. Salaries and employee benefits increased $31,000, or 0.6%, in 2002 as compared to the same period in 2001. Occupancy and equipment expense in total increased by $182,000, or 17.4%, while data processing expense increased $15,000, or 3.7%, compared to the same period in 2001. Other non-interest expenses decreased by $113,000 or 4.7%, compared to the same period in 2001 as a result of lower claims incurred on credit insurance.

      As a percentage of average assets, annualized expenses for the quarter ended September 30, 2002 were 3.11% and were 3.09% for the same period in 2001.

                               Federal Income Tax

      Income tax expense decreased by $49,000, or 1.2%, in the first nine months of 2002 compared to the same period in 2001. The effective tax rate for the nine months ended September 30, 2002 was 23.5% compared to the same period in 2001 when the effective tax rate was 24.9%. This improvement was due primarily to the 12.9% increase in average outstanding tax-free investments and loans year to date.

      2. Investment Securities

      Management of the investment portfolio entails evaluation and realignment of the size and mix of the portfolio in order to balance various characteristics of the balance sheet, including asset quality, liquidity, yield relationships, maturity and tax planning. The following schedule details characteristics of the investment portfolio as of September 30, 2002 and December 31, 2001.

                                                                                   Securities Classified as Available for Sale
                                                                                                Gross        Gross       Estimated
                                                                                Amortized     Unrealized   Unrealized      Market
                                                                                   Cost          Gains       Losses        Value
                                                                                -------------------------------------------------
      September 30, 2002
      U.S. Treasury securities and obligations of other U.S.
          Government agencies and corporations                                   $  134,304   $    3,609   $        0    $  137,913
      Obligations of state and
          political subdivisions                                                     91,670        3,425           --        95,095
      Corporate securities                                                            9,078          136           --         9,214
      Mortgage backed securities                                                      6,013          132          (10)        6,135
      Equity securities                                                               6,724        3,585          (40)       10,269
                                                                                 --------------------------------------------------
      Total                                                                      $  247,789   $   10,887   $      (50)   $  258,626
                                                                                 ==================================================

                                                                                    Securities Classified as Held to Maturity
                                                                                                Gross        Gross       Estimated
                                                                                Amortized     Unrealized   Unrealized      Market
                                                                                   Cost          Gains       Losses        Value
                                                                                -------------------------------------------------
      September 30, 2002
      Investment in low-income housing                                           $      748           --           --    $      748
      Equity securities (non-marketable)                                              4,303           --           --         4,303
                                                                                 --------------------------------------------------
      Total                                                                      $    5,051   $       --   $       --    $    5,051
                                                                                 ==================================================

                                                                                   Securities Classified as Available for Sale
                                                                                                Gross        Gross       Estimated
                                                                                Amortized     Unrealized   Unrealized      Market
                                                                                   Cost          Gains       Losses        Value
                                                                                -------------------------------------------------
      December 31, 2001
      U.S. Treasury securities and obligations of other U.S. Govern-
          ment agencies and corporations                                         $  114,261   $    2,227   $        0    $  116,488
      Obligations of state and
          political subdivisions                                                    107,383        1,728           (6)      109,105
      Corporate securities                                                           19,439          396          (49)       19,786
      Mortgage backed securities                                                      8,020          212           --         8,232
      Equity securities                                                               6,804        3,152          (66)        9,890
                                                                                 --------------------------------------------------
      Total                                                                      $  255,907   $    7,715   ($     121)   $  263,501
                                                                                 ==================================================

                                                                                    Securities Classified as Held to Maturity
                                                                                                Gross        Gross       Estimated
                                                                                Amortized     Unrealized   Unrealized      Market
                                                                                   Cost          Gains       Losses        Value
                                                                                -------------------------------------------------
      December 31, 2001
      Investment in low-income housing                                           $      694           --           --    $      694
      Equity securities (non-marketable)                                              3,157           --           --         3,157
                                                                                 --------------------------------------------------
      Total                                                                      $    3,851   $       --   $       --    $    3,851
                                                                                 ==================================================

      Total investment securities as a percentage of total assets at September 30, 2002 and December 31, 2001 were 22.9% and 23.1%, respectively. Securities maturing or repricing in one year or less comprised 31.8% of the total investment securities of $263,677,000 as of September 30, 2002, as compared to 32.0% of total investment securities of $267,352,000 as of December 31, 2001. There was $210,000 in investments in instruments of foreign countries on September 30, 2002.

3.    Loans

      Net loans in the first nine months of 2002 increased by $30,680,000, or 4.1% from the balance at December 31, 2001, bringing the total to $779,810,000 at September 30, 2002. The growth in the loan portfolio is primarily in the commercial mortgage loan category. Residential mortgage loans have not changed, while other personal consumer loans have declined by $20,000,000.

      Changes in the allowance for loan losses for the nine months ended September 30, 2002 and 2001 were as follows (in thousands):

                                                      2002          2001
                                                   ----------    ----------
      Balance at January 1 .....................   $   11,224    $   11,622

      Charge-offs ..............................         (478)         (522)
      Recoveries ...............................           79           278
                                                   ----------    ----------
          Net charge-offs ......................         (399)         (244)

      Provision for loan losses ................          630           101
                                                   ----------    ----------

      Balance at September 30 ..................   $   11,455    $   11,479
                                                   ==========    ==========

      Management believes that the allowance for loan losses is adequate, based upon its analysis of the loans, current economic conditions and certain risk characteristics of the loan portfolio. This determination is made through a structured review of impaired loans, non-performing loans and certain performing loans designated as potential problems. The allowance for loan losses at September 30, 2002 and 2001 represented 1.45% and 1.47%, respectively, of the total loans outstanding, net of unearned interest.

      Set forth below is an analysis of Omega's non-performing loans as of September 30, 2002 as compared to December 31, 2001.

                              Non-performing Loans
                                 (In thousands)

                                                  September 30,  December 31,
                                                      2002          2001
                                                   ----------    ----------
      Non-accrual loans ........................   $    2,436    $    2,327
      Accruing loans past due 90 days or more ..        1,976         1,209
      Restructured loans .......................           14            32
                                                   ----------    ----------
      Total non-performing loans ...............   $    4,426    $    3,568
                                                   ==========    ==========

      Non-performing loans as percent of allowance       38.6%         31.8%

      The increase in non-performing loans from December 31, 2001 to September 30, 2002 is primarily due to an increase in loans delinquent by more than 90 days.

4.    Deposits and Other Sources of Funds

      Deposits provide the primary source of funding for loans and investment securities. At September 30, 2002, total deposits decreased by $8,262,000 or 0.9%, as compared to December 31, 2001. As of September 30, 2002, interest bearing deposits have decreased by $21,781,000, or 2.7% and non-interest bearing accounts have increased by $13,519,000 or 9.8%, when compared to September 30 2001.

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

      At September 30, 2002, Omega and each of its banking subsidiaries met the regulatory definition of a "well capitalized" financial institution, i.e., a leverage ratio exceeding 5%, Tier 1 capital exceeding 6% and total capital exceeding 10%.

6.    Share Repurchase Program

      In January of 2002, the Board approved a new share repurchase program to begin immediately, authorizing management to buy back an additional 10% of its common stock. At that time, there were 8,222,010 common shares outstanding with 822,201 shares eligible to be repurchased. This program will remain in effect through December 31, 2002, or until the 10% limit is reached; however, it may be discontinued at any time. As of October 21, 2002, 252,267 shares have been repurchased in conjunction with this program.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Omega is impacted by market risks, and has procedures in place to evaluate and mitigate these risks. These market risks and Omega's procedures are described in the Management's Discussion and Analysis section of the 2001 Annual Report to Shareholders. To the knowledge of Omega, there have been no material changes in the market risks that impact Omega or their procedures relative to these risks, since December 31, 2001.

Item 4. CONTROLS AND PROCEDURES

      (a) Evaluation of disclosure controls and procedures. Based on their evaluation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c) as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures are effective.

      (b) Changes in internal controls. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the principal executive officer's and principal financial officer's evaluation referred to above, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II. Other Information

Item 1. Legal Proceedings

      None

Item 2. Changes in Securities and Use of Proceeds

      None

Item 3. Defaults upon Senior Securities

      None

Item 4. Submission of Matters to a Vote of Security Holders

      None

Item 5. Other Information

      None

Item 6. Exhibits and Reports on Form 8-K

      No reports on Form 8-K were filed during the reporting period.

      Exhibits:

      Exhibit
       Number         Description

        99.1          Chief Executive Officer's Certificate

        99.2          Chief Financial Officer's Certificate

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        OMEGA FINANCIAL CORPORATION
                                        ---------------------------
                                                (Registrant)

October 31, 2002                        By: /s/ David B. Lee
----------------                            ----------------------------
      Date                                  David B. Lee
                                            Chairman and
                                            Chief Executive Officer


October 31, 2002                            /s/ Daniel L. Warfel
----------------                            ----------------------------
      Date                                  Daniel L. Warfel
                                            Executive Vice President and
                                            Chief Financial Officer

                                 Certifications

I, David B. Lee, certify that:

1. I have reviewed the quarterly report on Form 10-Q of Omega Financial Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered in this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 31, 2002                     /s/ David B. Lee
                                           ------------------------------------
                                           David B. Lee
                                           Chairman and Chief Executive Officer
                                           (principal executive officer)

I, Daniel L. Warfel, certify that:

1. I have reviewed the quarterly report on Form 10-K of Omega Financial Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered in this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 31, 2002                      /s/ Daniel L. Warfel
                                            ------------------------------------
                                            Daniel L. Warfel
                                            Executive Vice President and
                                            Chief Financial Officer (principal
                                            financial officer)