Form 10-K
period 2002-12-31
OMEGA FINANCIAL CORP /PA/
filed 2003-03-31
CIK 705671

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year ended December 31, 2002
                                       or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________________ to __________________

                           Commission File No. 0-13599

                           Omega Financial Corporation
             (Exact name of registrant as specified in its charter)

                Pennsylvania                              25-1420888
      (State or other jurisdiction of          (IRS Employer Identification No.)
       incorporation or organization)

              366 Walker Drive
              State College, PA                              16801
  (Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code: (814) 231-7680

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $5.00
      (Title of Class)

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

      Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act.
                                 Yes |X| No |_|

      The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold on June 28,2002, the last business day of the registrant's most recently completed second fiscal quarter was $250,512,865. (1)

      There were 8,105,032 shares of the registrant's common stock outstanding as of February 26, 2003.

                       DOCUMENTS INCORPORATED BY REFERENCE

  (Specific sections incorporated are identified under applicable items herein)

      Certain portions of the Company's Annual Report to Shareholders for the year ended December 31, 2002 are incorporated by reference in Parts II and IV of this Report.

      With the exception of the information incorporated by reference in Parts II and IV of this Report, the Company's Annual Report to Shareholders for the year ended December 31, 2002 is not to be deemed "filed" with the Securities and Exchange Commission for any purpose.

      Certain portions of the Company's Proxy Statement to be filed in connection with its 2003 Annual Meeting of Shareholders are incorporated by reference in Part III of this Report; provided, however, that the Compensation Committee Report, the Audit Committee Report and the graph showing performance of the Company's common stock that will be contained in the Proxy Statement shall not be deemed to be incorporated herein or filed for purposes of the Securities Exchange Act of 1934.

      Other documents incorporated by reference are listed in the Exhibit Index.

----------
(1) The aggregate dollar amount of the voting stock set forth equals the number of shares of the Company's Common Stock outstanding, reduced by the amount of Common Stock held by officers, directors, shareholders owning in excess of 10% of the Company's Common Stock and the Company's employee benefit plans multiplied by the last reported sale price for the Company's Common Stock on June 28, 2002, the last business day of the registrant's most recently completed second fiscal quarter. The information provided shall in no way be construed as an admission that any officer, director or 10% shareholder of the Company, or any employee benefit plan, may be deemed an affiliate of the Company or that such person or entity is the beneficial owner of the shares reported as being held by such person or entity, and any such inference is hereby disclaimed. The information provided herein is included solely for record keeping purposes of the Securities and Exchange Commission.

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

      Peoples was incorporated on June 24, 1982 and became an active bank holding company on December 7, 1982 through the acquisition of all of the outstanding shares of Peoples National Bank of Central Pennsylvania ("Peoples Bank"). Heritage was incorporated on June 21, 1982 and became an active bank holding company on December 31, 1982 through the acquisition of all of the outstanding shares of The Russell National Bank ("Russell Bank"). As a result of the merger of Heritage into Peoples, Omega became the holding company for both Peoples Bank and Russell Bank. On January 28, 1994, Penn Central Bancorp, Inc. ("Penn Central"), a bank holding company, merged into Omega. As a result of the merger of Penn Central into Omega, Omega became the holding company for Penn Central's five wholly-owned subsidiaries: Penn Central National Bank ("Penn Central Bank"), Hollidaysburg Trust Company ("Hollidaysburg"), the First National Bank of Saxton ("Saxton Bank"), Penn Central Bancorp Life Insurance Company and Penn Central Bancorp Investment Company. On February 18, 1995, Saxton Bank merged into Penn Central Bank and on March 18, 1995, Peoples Bank and Russell Bank merged to form Omega Bank N.A. ("Omega Bank"). On August 1, 1995, Omega acquired all of the outstanding shares of Montour Bank ("Montour"). On December 31, 1996, Montour was merged into Omega Bank. On October 20, 2001, Hollidaysburg and Penn Central Bank were merged into Omega Bank. The Company currently has one banking subsidiary, Omega Bank and its current non-banking subsidiaries consist of Central Pennsylvania Life Insurance Company, Central Pennsylvania Investment Company, Omega Insurance Agency, Inc., Omega Financial Company LLC and Central Pennsylvania Leasing, Inc. Unless the context otherwise requires, the "Company" refers to Omega Financial Corporation and its consolidated subsidiaries and the "Bank" refers to the Company's banking subsidiary.

BANKING SERVICES

      The Bank currently provides retail and commercial banking services through 44 full service offices in Bedford, Blair, Centre, Clinton, Huntingdon, Juniata and Mifflin counties in Central Pennsylvania.

      The Bank provides a full range of consumer and commercial services. Consumer services include Internet and telephone banking, an automated teller machine network, personal checking accounts, interest checking accounts, savings accounts, insured money market accounts, debit cards, investment certificates, fixed and variable rate certificates of deposit, club accounts, secured and unsecured installment loans, construction and mortgage loans, safe deposit facilities, credit lines with overdraft checking protection, IRA accounts and student loans. Commercial banking services include small and high-volume business checking accounts, on-line account management services, ACH origination, payroll direct deposit, commercial lending, commercial cash management services and repurchase agreements. The Bank also provides a variety of trust and asset management services.

      As of December 31, 2002, the Bank operated an aggregate of 39 automated teller machines (ATMs) at various locations. The Bank is a member of the MAC/Star System and the "Plus System." The MAC/Star and Plus Systems operate nationwide.

      The Bank has a relatively stable deposit base with no major seasonal depositor or group of depositors. Most of its commercial customers are small and mid-sized businesses in Central Pennsylvania.

OTHER ACTIVITIES

      On December 26, 1985, the Company formed Central Pennsylvania Investment Co., a Delaware corporation, for the purpose of holding and managing certain investments of the Company. In 2001, Central Pennsylvania Investment Co. formed a subsidiary, Omega Insurance Agency Inc., a Pennsylvania corporation, for the purpose of offering certain insurance and investment services within Omega's market area.

      On January 22, 1986, the Company formed Central Pennsylvania Life Insurance Co., an Arizona corporation, for the purpose of underwriting credit life insurance for the Company's bank subsidiaries.

      On January 14, 1988, the Company formed Central Pennsylvania Leasing, Inc., for the purpose of leasing of personal property and real estate.

In November 2002, Omega Bank formed its subsidiary Omega Financial Company, LLC, a Delaware limited liability company whose purpose is to engage in any business for which limited liability companies may be organized according to the laws of the State of Delaware.

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

      In commercial transactions, the Company believes that the Bank's legal lending limit to a single borrower (approximately $22,700,000 as of December 31, 2002) enables it to compete effectively for the business of small and mid-sized businesses. However, this legal lending limit is considerably lower than that of various competing institutions and thus may act as a constraint on the Bank's effectiveness in competing for financings in excess of the limit.

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

      As a result of the repeal of the Glass-Steagall Act which separated the commercial and investment banking industries, all banking organizations are likely to face an increase in competition. See "Supervision and Regulation - Gramm-Leach-Bliley Act".

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

      The Company. The Company is registered as a "bank holding company" and has elected to be a "financial holding company" under the Bank Holding Company Act of 1956, as amended (the "BHC Act"), and is therefore subject to supervision and regulation by the Board of Governors of the Federal Reserve System (the "FRB"). For a discussion of regulations applicable to a financial holding company, see "Gramm-Leach-Bliley Act".

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

      Under the Community Reinvestment Act, as amended ("CRA"), a bank has a continuing and affirmative obligation, consistent with its safe and sound operation, to help meet the credit needs of its entire community, including low and moderate income neighborhoods. CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with CRA. CRA requires the applicable regulatory agency to assess an institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution. The CRA requires public disclosure of an institution's CRA rating and requires that the applicable regulatory agency provide a written evaluation of an institution's CRA performance utilizing a four-tiered descriptive rating system. An institution's CRA rating is considered in determining whether to grant charters, branches and other deposit facilities, relocations, mergers, consolidations and acquisitions. Performance less than satisfactory may be the basis for denying an application. In addition, under applicable regulations a bank having a less than satisfactory rating is not entitled to participate on the bid list for FDIC offerings. For its most recent examinations, the Bank received a "satisfactory" rating.

      Omega Bank is a member of the Federal Deposit Insurance Corporation (the "FDIC") and a member of the Federal Reserve System and, therefore, is subject to additional regulation by these agencies. Some of the aspects of the lending and deposit business of the Bank that are regulated by these agencies include personal lending, mortgage lending and reserve requirements.

      The operations of the Bank is also subject to numerous Federal, state and local laws and regulations which set forth specific restrictions and procedural requirements with respect to interest rates on loans, the extension of credit, credit practices, the disclosure of credit terms and discrimination in credit transactions. The Bank also is subject to certain limitations on the amount of cash dividends that it can pay. See Note 20 of Notes to the Company's Consolidated Financial Statements, contained in the Company's 2002 Annual Report to Shareholders filed as Exhibit 13.1.

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

      Central Pennsylvania Life Insurance Co. and Omega Insurance Agency, Inc. are subject to regulation by applicable state insurance regulatory authorities. The Company's non-bank subsidiaries are subject to the laws and regulations of both the federal government and various states in which they conduct business.

Gramm-Leach-Bliley Act

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

NATIONAL MONETARY POLICY

      In addition to being affected by general economic conditions, the earnings and growth of the Bank and, therefore, the earnings and growth of the Company, are affected by the policies of regulatory authorities, including the OCC, the FRB and the FDIC. An important function of the FRB is to regulate the money supply and credit conditions. Among the instruments used to implement these objectives are open market operations in U.S. government securities, setting the discount rate and changes in reserve requirements against bank deposits. These instruments are used in varying combinations to influence overall growth and distribution of credit, bank loans, investments and deposits, and their use may also affect interest rates charged on loans or paid on deposits.

      The monetary policies and regulations of the FRB have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future. The effects of such policies upon the future businesses, earnings and growth of the Company cannot be predicted.

EMPLOYEES

      As of December 31, 2002, the Company had a total of 454 full-time employees and 80 part-time employees.

INVESTMENT CONSIDERATIONS

      In analyzing whether to make or to continue an investment in the Company, investors should consider, among other factors, the following:

      Economic Conditions and Related Uncertainties. Commercial banking is affected, directly and indirectly, by local, domestic, and international economic and political conditions, and by governmental monetary and fiscal policies. Conditions such as inflation, recession, unemployment, volatile interest rates, tight money supply, real estate values, international conflicts and other factors beyond the Company's control may adversely affect the potential profitability of the Company. Any future rises in interest rates, while increasing the income yield on the Company's earnings assets, may adversely affect loan demand and the cost of funds and, consequently, the profitability of the Company. Any future decreases in interest rates may adversely affect the Company's profitability because such decreases may reduce the amounts that the Company may earn on its assets. Economic downturns could result in the delinquency of outstanding loans. Management does not expect any one particular factor to materially affect the Company's results of operations. However, downtrends in several areas, including real estate, construction and consumer spending, could have a material adverse impact on the Company's ability to remain profitable.

      Effect of Interest Rates on the Bank and the Company. The operations of financial institutions such as the Company are dependent to a large degree on net interest income, which is the difference between interest income from loans and investments and interest expense on deposits and borrowings. An institution's net interest income is significantly affected by market rates of interest that in turn are affected by prevailing economic conditions, by the fiscal and monetary policies of the federal government and by the policies of various regulatory agencies. At December 31, 2002, total interest bearing liabilities maturing or repricing within one year exceeded total interest earning assets maturing or repricing during the same time period by $8.320 million, representing a cumulative one-year sensitivity ratio of 1.02. Simulation of interest rate changes indicates that if interest rates were decreased, net interest income would likewise decrease over the next twelve months. Like all financial institutions, the Company's balance sheet is affected by fluctuations in interest rates. Volatility in interest rates can also result in disintermediation, which is the flow of funds away from financial institutions into direct investments, such as US Government and corporate securities and other investment vehicles, including mutual funds, which, because of the absence of federal insurance premiums and reserve requirements, generally pay higher rates of return than financial institutions. See "Item 7:
Management's Discussion of Financial Condition and Results of Operations" and "Item 7A: Quantitative and Qualitative Disclosure about Market Risk".

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

      Competition. The Company faces strong competition from other banks, savings institutions and other financial institutions that have branch offices or otherwise operate in the Company's market area, as well as many other companies now offering a range of financial services. Many of these competitors have substantially greater financial resources and larger branch systems than the Company. In addition, many of the Bank's competitors have higher legal lending limits than does the Bank. Particularly intense competition exists for sources of funds including savings and retail time deposits and for loans, deposits and other services that the Bank offers. See "Item 1: BUSINESS - Competition."

      As a result of the repeal of the Glass Steagall Act, which separated the commercial and investment banking industries, all banking organizations are likely to face an increase in competition. See "Item 1: Business - Supervision and Regulation - Gramm-Leach-Bliley Act".

      Allowance for Loan Losses. The Company has established an allowance for loan losses which management believes to be adequate to offset probable losses on the Company's existing loans. However, there is no precise method of estimating loan losses. There can be no assurance that any future declines in real estate market conditions, general economic conditions or changes in regulatory policies will not require the Company to increase its allowance for loan losses.

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

      Omega Bank

                  117 South Allen Street, State College, PA (Main Office) (ATM) 222 South Allen Street, State College, PA
                  1480 East College Ave., State College, PA (ATM)
                  137 North Allegheny Street, Bellefonte, PA (ATM)
                  Fourth and Olive Streets, Snow Shoe, PA
                  Main Street, Rebersburg, PA
                  Main Street, Millheim, PA
                  400 East Boal Avenue, Boalsburg, PA (ATM)
                  100 High Street, Port Matilda, PA (ATM)
                  Main and Mill Streets, Loganton, PA
                  201 Mill Street, Milesburg, PA
                  32 East Market St., Lewistown, PA  (Main Office) (ATM)
                  1250 West Fourth St., Lewistown, PA
                  111 North Logan Blvd., Burnham, PA (ATM)
                  Main Street, Mifflin, PA
                  On the Square, Thompsontown, PA
                  10 Carriage House Lane, Reedsville, PA  (ATM)
                  East Main Street, Allensville, PA
                  Route 522 North, Lewistown, PA (ATM only)
                  366 East College Avenue, State College, PA  (ATM)
                  366 Walker Drive, State College, PA  (ATM Only)
                  218-224 Allegheny Street, Hollidaysburg, PA
                  113 West Allegheny Street, Martinsburg, PA (ATM)
                  215 High Street, Williamsburg, PA
                  1567 East Pleasant Valley Boulevard, Altoona, PA (ATM)
                  430 East 25th Avenue, Altoona, PA (ATM)
                  431 Penn Street, Huntingdon, PA
                  16-20 East Shirley Street, Mount Union, PA
                  Main Street, Alexandria, PA
                  Route 26, James Creek, PA
                  911 Church Street, Saxton, PA
                  708 Main Street, Saxton, PA (ATM only)
                  14th and Moore Streets, Huntingdon, PA (ATM)
                  5th and Penn Streets, Huntingdon, PA

      The Bank operates branch offices and ATMs at the following locations that are leased by the Company. The leases for these properties have expiration dates ranging from 2003 to 2015.

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

      ATMs

                  Weis Shopping Plaza, Mifflintown, PA
                  414 East College Avenue, State College, PA
                  135 S. Pugh Street, State College, PA
                  I80 Exit 22 and Rt 144, Snow Shoe, PA

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

Additional Information

      We file annual, quarterly and current reports, proxy statements and other information with the SEC. So long as we are subject to the SEC's reporting requirements, we will continue to furnish the reports and other required information to the SEC.

      You may read and copy any reports, statements and other information we file at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the operations of the Public Reference Room. Our SEC filings are also available on the SEC's Internet site (http://www.sec.gov).

      The Company's common stock is traded on the NASDAQ National Market under the symbol "OMEF." You may also read reports, proxy statements and other information we file at the offices of the National Association of Securities Dealers, Inc., 1735 K Street, N.W., Washington, DC 20006.

      Our Internet address is www.omegafinancial.com. We make available free of charge on www.omegafinancial.com our annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

      In addition, we will provide, at no cost, paper or electronic copies of our reports and other filings made with the SEC (except for exhibits). Requests should be directed to David N. Thiel, 366 Walker Drive, State College, PA 16801.

      The information on the websites listed above, is not and should not be considered part of this annual report on Form 10-K and is not incorporated by reference in this document. These websites are and are only intended to be an inactive textual reference.

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

      On March 18, 1995, Omega's banking subsidiaries, Peoples National Bank of Central Pennsylvania ("Peoples Bank") and The Russell National Bank merged to form Omega Bank. Any reference below to service with Omega Bank includes service with Omega Bank's predecessors prior to such merger.

       Name         Age                              Position
       ----         ---                              --------
Daniel L. Warfel    56    Executive Vice President and Chief Financial Officer of the Company since
                          1987; Executive Vice President of Omega Bank since 1983.

Donita R. Koval     42    Executive Vice President of the Company since 2000. Senior Vice President of the Company since 1995. President and Chief Operating Officer of Omega Bank
                          since 2002.

David N. Thiel      59    Senior Vice President and Secretary of the Company since 1987; Vice President,
                          Secretary and Cashier of Omega Bank since 1973.

JoAnn N. McMinn     50    Senior Vice President and Controller of the Company since 1988; Vice President and Controller of Omega Bank since 1976.

                                     PART II

Item 5: Market for the Registrant's Common Stock and Related Stockholder Matters

      Incorporated by reference from the section entitled "Common Stock Market Prices and Dividends" in the Company's Annual Report to Shareholders for the year ended December 31, 2002.

      For information regarding the Company's equity compensation plans, see
Item 12 hereof.

      The Company did not sell any equity securities during 2002 that were not registered under the Securities Act.

Item 6: Selected Financial Data

      Incorporated by reference from the section entitled "Selected Financial Data" in the Company's Annual Report to Shareholders for the year ended December 31, 2002.

Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations

      Incorporated by reference from the sections entitled "Management's Discussion and Analysis - Results of Operations" and "Financial Condition" in the Company's Annual Report to Shareholders for the year ended December 31, 2002.

Item 7A: Quantitative and Qualitative Disclosure about Market Risk

      Incorporated by reference from the sections entitled "Management's Discussion and Analysis - Financial Condition" in the Company's Annual Report to Shareholders for the year ended December 31, 2002.

Item 8: Financial Statements and Supplementary Data

      Incorporated by reference from the Company's Consolidated Financial Statements and the Notes to Consolidated Financial Statements thereto included in the Company's Annual Report to Shareholders for the year ended December 31, 2002.

Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      Arthur Andersen LLP, the independent public accountants that had been engaged by Omega as the principal accountants to audit Omega's consolidated financial statements, was dismissed effective April 5, 2002. The decision to change accountants was recommended by the Audit Committee of Omega's Board of Directors and approved by Omega's Board of Directors.

      The reports of Arthur Andersen LLP on the financial statements of Omega during the two-year period ended December 31, 2001 did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope, or accounting principles. During the two-year period ended December 31, 2001 and the subsequent interim period preceding the dismissal of Arthur Andersen LLP, Omega did not have any disagreements with Arthur Andersen LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of Arthur Andersen LLP would have caused it to make reference to the subject matter of the disagreement in connection with its reports. Omega requested Arthur Andersen LLP to furnish it a letter addressed to the Commission stating whether it agrees with the above statements. A copy of that letter, dated April 10, 2002 is filed as Exhibit 16.1 to Omega's Current Report on Form 8-K dated April 5, 2002 on file with the Securities and Exchange Commission.

      On April 5, 2002, Omega engaged Ernst & Young LLP as Omega's new principal accountants to audit Omega's consolidated financial statements. Accordingly, Ernst & Young LLP acted as Omega's independent public accountants for the year ended December 31, 2002.

                                    PART III

Item 10: Directors and Executive Officers of the Registrant

      Incorporated by reference from the Company's Proxy Statement relating to the 2003 Annual Meeting of Shareholders to be filed pursuant to General Instruction G(3) to Form 10-K, except information concerning certain Executive Officers of the Company which is set forth in Item 4.1 hereof.

Item 11: Executive Compensation

      Incorporated by reference from the Company's Proxy Statement relating to the 2003 Annual Meeting of Shareholders to be filed pursuant to General Instruction G(3) to Form 10-K.

Item 12: Security Ownership of Certain Beneficial Owners and Management

      The following table details information regarding the company's existing equity compensation plans as of December 31, 2002:

                                                                                     (c)
                                                                             Number of securities
                                        (a)                   (b)            remaining available
                               Number of securities     Weighted-average     for future issuance
                                 to be issued upon     exercise price of         under equity
                                    exercise of           outstanding         compensation plans
                               outstanding options,    options, warrants    (excluding securities
        Plan Category           warrants and rights        and rights      reflected in column (a))
-----------------------------------------------------------------------------------------------------
Equity compensation plans
approved by security
holders                               717,006                $ 26.76                1,363,078

Equity compensation plans
not approved by security
holders                                    --                     --                       --

                                    ---------------------------------------------------------
Total                                 717,006                $ 26.76                1,363,078
                                    =========================================================

The balance of the required information is incorporated by reference from the Company's Proxy Statement relating to the 2003 Annual Meeting of Shareholders to be filed pursuant to General Instruction G(3) to Form 10-K.

Item 13: Certain Relationships and Related Transactions

      Incorporated by reference from the Company's Proxy Statement relating to the 2003 Annual Meeting of Shareholders to be filed pursuant to General Instruction G(3) to Form 10-K.

Item 14: Controls and Procedures

Quarterly evaluation of the Company's Disclosure Controls and Internal Controls. Within the 90 days prior to the date of this Annual Report on Form 10-K, the Company evaluated the effectiveness of the design and operation of its "disclosure controls and procedures" ("Disclosure Controls"). This evaluation ("Controls Evaluation") was done under the supervision and with the participation of management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO").

Limitations on the Effectiveness of Controls. The Company's management, including the CEO and CFO, does not expect that its Disclosure Controls or its "internal controls and procedures for financial reporting" ("Internal Controls") will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Conclusions. Based upon the Controls Evaluation, the CEO and CFO have concluded that, subject to the limitations noted above, the Disclosure Controls are effective to timely alert management to material information relating to the Company during the period when its periodic reports are being prepared. In accordance with SEC requirements, since the date of the Controls Evaluation to the date of this Annual Report, there have been no significant changes in Internal Controls or in other factors that could significantly affect Internal Controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                     PART IV

Item 15: Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a)   Documents filed as part of this report:

            (1) Financial Statements. The following consolidated financial statements and the notes thereto of the Company, which are included in the Company's Annual Report to Shareholders for the year ended December 31, 2002, and the report of independent public accountants which is also included in such Annual Report, are incorporated by reference into Item 8 of this Report:

      Consolidated Balance Sheets -
                  December 31, 2002 and 2001

      Consolidated Statements of Income
               Years ended December 31, 2002, 2001 and 2000

      Consolidated Statements of Shareholders' Equity -
               Years ended December 31, 2002, 2001 and 2000

      Consolidated Statements of Cash Flows
               Years ended December 31, 2002, 2001 and 2000

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

Exhibits filed pursuant to Item 601 of Regulation S-K

   Number                                 Title
   ------                                 -----
   3.1(1)       Amended and Restated Articles of Incorporation of Omega

   3.2(4) Articles of Amendment to the Amended and Restated Articles of Incorporation.

   3.3(7) Articles of Amendment to the Amended and Restated Articles of Incorporation

   3.4          Amended and Restated By-Laws of Omega (filed herewith)

   *10.1(5) Severance Agreement by and among Daniel L. Warfel and the Company dated December 18, 1990.

   *10.2(2)     Peoples (now Omega) Stock Option Plan (1986).

   *10.2(5)     Amendment No. 1 to Stock Option Plan (1986).

   *10.3(3)     Omega Executive Incentive Compensation Plan.

   10.4(5) Purchase Agreement (with Exhibits) between Omega and Mid-State Bank & Trust Company ("Mid-State").

   Number                                 Title
   ------                                 -----
   10.5(5) Assignment of Promissory Note from Omega to Mid-State together with $5,000,000 Secured Promissory Note of Omega Financial Corporation Employee Stock Ownership Plan Trust ("ESOP Trust").

   10.6(5)      Pledge and Security Agreement between Omega and the ESOP Trust.

   10.7(5)      Mortgage from Omega to Mid-State.

   *10.8(6)     1994 Stock Option Plan for Non-Employee Directors

   *10.9(7) Directors Deferred Compensation Agreements for Peoples National Bank and Omega Financial Corporation

   *10.10(8)    1996 Employee Stock Option Plan

   *10.11(9)    Omega Bank, National Association Amended and Restated Salary
                Continuation Agreement with David B. Lee

   *10.12(9)    Omega Bank, National Association Salary Continuation Agreement
                with Daniel Warfel

   *10.13(10)   Omega Financial Corporation Employee Stock Ownership Plan
                (Restated Effective January 1, 1997)

   *10.14 Amendment No. 1 to Omega Employee Stock Ownership Plan (filed herewith)

   *10.15 Amendment No. 2 to Omega Employee Stock Ownership Plan (filed herewith)

   *10.16 Amendment No. 3 to Omega Employee Stock Ownership Plan (filed herewith)

   *10.17 Amendment No. 4 to Omega Employee Stock Ownership Plan (filed herewith)

   *10.18       Employment Agreement with D. Stephen Martz (filed herewith)

   13.1 Annual Report to Shareholders for the year ended December 31, 2002 (such reports, except for those portions expressly incorporated by reference in this Annual Report on Form 10-K, is furnished for the information of the Commission and is not to be deemed filed as part of this Report).

   16.1(11)     Letter concerning Change in Certifying Accountant

   21.1         Subsidiaries of the Registrant (filed herewith)

   23.1         Consent of Ernst and Young (filed herewith)

   99.1         Chief Executive Officer's Certification

   99.2         Chief Financial Officer's Certification

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

      (1) Incorporated by reference from Omega's (formerly Peoples') Annual Report on Form 10-K for the year ended December 31, 1986.

      (2) Incorporated by reference from Omega's (formerly Peoples' Registration Statement on Form S-4 (File No. 33-9045).

      (3) Incorporated by reference from Omega's Annual Report on Form 10-K for the year ended December 31, 1988.

      (4) Incorporated by reference from Omega's Quarterly Report on Form 10-Q for the period ended June 30, 1990.

      (5) Incorporated by reference from Omega's Annual Report on Form 10-K for the year ended December 31, 1990.

      (6) Incorporated by reference from Omega's Registration Statement on Form S-8 (Registration No. 33-82214).

      (7) Incorporated by reference from Omega's Annual Report on Form 10-K for the year ended December 31, 1994.

      (8) Incorporated by reference from Omega's Annual Report on Form 10-K for the year ended December 31, 1995.

      (9) Incorporated by reference from Omega's Annual Report on Form 10-K for the year ended December 31, 2000.

      (10) Incorporated by reference from Omega's Annual Report on Form 10-K for the year ended December 31, 2001.

      (11) Incorporated by reference from Omega's Annual Report on Form 8-K filed on April 11, 2002.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  OMEGA FINANCIAL CORPORATION


      Date:  03/24/2003           By: /s/ David B. Lee
                                          -------------------------------------
                                          David B. Lee, Chairman of the Board,
                                          President and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures                                  Title                               Date
----------                                  -----                               ----

/s/ David B. Lee                    Chairman of the Board, President and        03/24/2003
--------------------------------    Chief Executive Officer and
David B. Lee                        Director (Principal Executive
                                    Officer)


/s/ Daniel L. Warfel                Executive Vice President and                03/24/2003
--------------------------------    Chief Financial Officer (Principal
Daniel L. Warfel                    Financial Officer)


/s/ JoAnn N. McMinn                 Senior Vice President and Controller        03/24/2003
--------------------------------    (Principal Accounting Officer)
JoAnn N. McMinn


/s/ Raymond F. Agostinelli          Director                                    03/24/2003
--------------------------------
Raymond F. Agostinelli


/s/ Philip E. Gingerich             Director                                    03/24/2003
--------------------------------
Philip E. Gingerich


 /s/ D. Stephen Martz               Director and Business                       03/24/2003
--------------------------------    Development Officer
D. Stephen Martz


/s/ Robert N. Oliver                Director                                    03/24/2003
--------------------------------
Robert N. Oliver


/s/ James W. Powers, Sr.            Director                                    03/24/2003
--------------------------------
James W. Powers, Sr.


/s/ Stanton R. Sheetz               Director                                    03/24/2003
--------------------------------
Stanton R. Sheetz


/s/ Robert A. Szeyller              Director                                    03/24/2003
--------------------------------
Robert A. Szeyller

                                  CERTIFICATION

I, David B. Lee, Chief Executive Officer of Omega Financial Corporation, certify that:

      1. I have reviewed this annual report on Form 10-K of Omega Financial Corporation;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

            c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  03/24/2003                                    /s/ David B. Lee
                                                     -----------------------
                                                     Chief Executive Officer

                                  CERTIFICATION

I, Daniel L. Warfel, Chief Financial Officer of Omega Financial Corporation, certify that:

      1. I have reviewed this annual report on Form 10-K of Omega Financial Corporation;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

            c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  03/24/2003                                    /s/ Daniel L. Warfel
                                                     -----------------------
                                                     Chief Financial Officer