Form 10-Q
period 2003-03-31
OMEGA FINANCIAL CORP /PA/
filed 2003-05-13
CIK 705671

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

      The number of shares outstanding of each of the issuer's classes of common stock as of May 7, 2003:
               8,116,352 shares of Common Stock, $5.00 par value

PART I.       Financial Information
Item 1.       Financial Statements

                  OMEGA FINANCIAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)
                                    Unaudited

                                                     March 31,      December 31,
Assets                                                 2003             2002
                                                    -----------     ------------
Cash and due from banks                             $    39,790     $    36,049

Interest bearing deposits with other banks               15,641           8,757
Federal funds sold                                       23,500          33,900

Investment securities available for sale                244,134         251,508

Total loans                                             792,919         779,830
  Less: Unearned discount                                    (8)            (11)
        Allowance for loan losses                       (11,034)        (11,052)
                                                    -----------     -----------
Net loans                                               781,877         768,767

Premises and equipment, net                              14,474          14,719
Bank-owned life insurance                                32,126          31,739
Other assets                                             10,369           9,118
                                                    -----------     -----------
TOTAL ASSETS                                        $ 1,161,911     $ 1,154,557
                                                    ===========     ===========

Liabilities and Shareholders' Equity
Deposits:
  Non-interest bearing                              $   147,551     $   148,498
  Interest bearing                                      771,431         770,757
                                                    -----------     -----------
Total deposits                                          918,982         919,255

Short-term borrowings                                    31,791          41,452
Other liabilities                                        20,875          11,909
ESOP debt                                                 2,756           2,832
Long-term debt                                           22,460          16,237
Other interest bearing liabilities                          755             762
                                                    -----------     -----------
TOTAL LIABILITIES                                       997,619         992,447

Preferred stock, par value $5.00 per share:
  Authorized - 5,000,000 shares;
  Issued and outstanding -
    219,781 shares Series A Convertible                   5,000           5,000
Unearned compensation related to ESOP debt               (1,814)         (1,875)
Common stock, par value $5.00 per share:
  Authorized - 25,000,000 shares;
  Issued -
    9,634,159 shares at March 31, 2003;
    9,607,076 shares at December 31, 2002
  Outstanding -
    8,119,361 shares at March 31, 2003;
    8,099,778 shares at December 31, 2002                48,171          48,035
Capital surplus                                          11,086          10,529
Retained earnings                                       140,604         138,821
Accumulated other comprehensive income                    7,157           7,243
Cost of common stock in treasury:
   1,514,798 shares at March 31, 2003;
   1,507,298 shares at December 31, 2002                (45,912)        (45,643)
                                                    -----------     -----------
TOTAL SHAREHOLDERS' EQUITY                              164,292         162,110
                                                    -----------     -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $ 1,161,911     $ 1,154,557
                                                    ===========     ===========

                  OMEGA FINANCIAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                        (In thousands, except share data)
                                    Unaudited

                                                           Three Months Ended
                                                                March 31,
                                                           2003          2002
                                                        ----------    ----------
Interest Income:
Interest and fees on loans                              $   12,322    $   13,355
Interest and dividends on investment securities              2,324         3,102
Other interest income                                           97           170
                                                        ----------    ----------
TOTAL INTEREST INCOME                                       14,743        16,627

Interest Expense:
Interest on deposits                                         3,404         5,099
Interest on short-term borrowings                              123           191
Interest on long-term debt and
  other interest bearing liabilities                           216           205
                                                        ----------    ----------
TOTAL INTEREST EXPENSE                                       3,743         5,495
                                                        ----------    ----------
NET INTEREST INCOME                                         11,000        11,132
Provision for loan losses                                      100           230
                                                        ----------    ----------
INCOME FROM CREDIT ACTIVITIES                               10,900        10,902

Other Income:
Service fees on deposit accounts                             1,404           981
Service fees on loans                                          402           272
Earnings on bank-owned life insurance                          386           389
Trust fees                                                     892         1,051
Brokerage fees                                                 110            --
Gain on sale of loans and other assets                           4            64
Net gains on investment securities                              31            92
Other                                                          667           766
                                                        ----------    ----------
TOTAL OTHER INCOME                                           3,896         3,615

Other Expense:
Salaries and employee benefits                               4,939         4,884
Net occupancy expense                                          630           560
Equipment expense                                              715           570
Data processing service                                        419           407
Other                                                        2,673         2,523
                                                        ----------    ----------
TOTAL OTHER EXPENSE                                          9,376         8,944
                                                        ----------    ----------
Income before taxes                                          5,420         5,573
Income tax expense                                           1,198         1,324
                                                        ----------    ----------
NET INCOME                                              $    4,222    $    4,249
                                                        ==========    ==========

Net income per common share:
   Basic                                                $      .51    $      .50
   Diluted                                              $      .49    $      .49
Weighted average shares and equivalents:
   Basic                                                 8,100,962     8,233,767
   Diluted                                               8,528,178     8,681,610
Dividends declared per share:
   Common                                               $      .29    $      .28
   Preferred                                            $      .45    $      .45

                  OMEGA FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                    Unaudited

                                                                     Three Months Ended
                                                                          March 31,
                                                                    --------------------
                                                                      2003        2002
                                                                    --------    --------
Cash flows from operating activities:
  Net income                                                        $  4,222    $  4,249
  Adjustments to reconcile net income to
       net cash provided by operating activities:
    Depreciation and amortization                                        947         721
    Provision for loan losses                                            100         230
    Gain on sale of investment securities                                (31)        (92)
    Gain on sale of fixed assets
       and other property owned                                           (1)         --
    Gain on sale of loans                                                 (3)        (64)
    Increase in deferred tax asset                                      (115)        (82)
    Increase in cash surrender value of bank owned life insurance       (386)       (389)
    Increase in interest receivable and other assets                  (1,095)     (1,791)
    Decrease in interest payable                                         (52)       (211)
    Increase in taxes payable                                            936       1,331
    Amortization of deferred net loan fees                              (153)        (75)
    Deferral of net loan fees                                            216         143
    Increase (decrease) in accounts payable
       and accrued expenses                                            8,079      (1,233)
                                                                    --------    --------
      Total adjustments                                                8,442      (1,512)
                                                                    --------    --------
Net cash provided by operating activities                             12,664       2,737

Cash flows from investing activities:
  Proceeds from the sale or maturity of
    investment securities available for sale                          28,229      39,867
  Purchase of investment
    securities available for sale                                    (21,348)    (70,761)
  Net change in interest bearing deposits with other banks            (6,884)     23,385
   (Increase) decrease in loans                                      (14,302)      3,747
  Gross proceeds from sale of loans                                    1,032       4,603
  Capital expenditures                                                  (330)       (236)
  Sale of fixed assets and other property owned                           --          64
  Net change in federal funds sold                                    10,400     (11,550)
                                                                    --------    --------
Net cash used in investing activities                                 (3,203)    (10,881)

Cash flows from financing activities:
  (Decrease) increase in deposits, net                                  (273)      1,782
  Net change in short-term borrowings                                 (9,661)       (583)
  Issuance of long term debt                                           6,500          --
  Principal payment on long-term debt                                   (277)       (257)
  Net change in other interest bearing liabilities                        (7)         (5)
  Dividends paid                                                      (2,449)     (2,319)
  Tax benefit from preferred stock dividend
     and stock option activity                                            13          15
  Issuance of common stock                                               703       1,483
  Acquisition of treasury stock                                         (269)       (967)
                                                                    --------    --------
Net cash used by financing activities                                 (5,720)       (851)
                                                                    --------    --------
Net increase (decrease) in cash and due from banks                  $  3,741    $ (8,995)
                                                                    ========    ========

Cash and due from banks at beginning of period                      $ 36,049    $ 39,072
Cash and due from banks at end of period                              39,790      30,077
                                                                    --------    --------
Net increase (decrease) in cash and due from banks                  $  3,741    $ (8,995)
                                                                    ========    ========

Interest paid                                                       $  3,795    $  5,706
Income taxes paid                                                        365          60

                  OMEGA FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

THREE MONTHS ENDED MARCH 31, 2003 AND 2002

A.    Basis of Presentation:

      The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be experienced for the year ending December 31, 2003 or any other interim period. For further information, refer to the Consolidated Financial Statements and Footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

      The accompanying Consolidated Financial Statements include Omega Financial Corporation (Omega), a bank holding company, and the combined results of its wholly owned banking and non-banking subsidiaries.

B.    Commitments, Contingent Liabilities and Guarantees:

      In the ordinary course of business, Omega makes commitments to extend credit to their customers through letters of credit and lines of credit.

      Two types of standby letters of credit are issued by Omega. Performance standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. These are generally contingent upon the failure of the customer to perform according to the terms of the underlying contract with the third party. Financial standby letters of credit are conditional commitments issued to guarantee the payment of a specified amount by a customer to a third party. These are generally contingent upon the failure of the customer to make payment of its financial obligation according to the terms of the underlying contract with the third party. At March 31, 2003 performance standby letters of credit issued and outstanding amounted to $3,999,000 as compared to $4,543,000 on December 31, 2002. Financial standby letters of credit issued and outstanding on March 31, 2003 amounted to $8,563,000 compared to $8,932,000 on December 31, 2002. These letters of credit are not reflected in the accompanying financial statements. Management does not anticipate any significant losses as a result of these transactions.

      At March 31, 2003, the Corporation had $166,538,000 outstanding in loan commitments and other unused lines of credit extended to its customers. Of this amount, $42,110,000, or 25.3%, are commitments to consumers for mortgage and home equity loans and personal lines of credit. The remaining amount of $124,428,000, are commercial commitments.

      Omega's Employee Stock Ownership Plan (ESOP) incurred debt in 1990 of $5,000,000, which is collateralized by a mortgage on the Corporation's administrative center and the Corporation's guarantee. As of March 31, 2003, the balance of the ESOP debt was $2,756,000 as compared to $2,832,000 at December 31, 2002.

C.    Comprehensive Income:

      Components of other comprehensive income consist of the following:

                                                        Three Months Ended March 31, 2003   Three Months Ended March 31, 2002
                                                         Before   Tax Expense                Before   Tax Expense
                                                          Tax         or       Net-of-Tax     Tax         or       Net-of-Tax
                                                         Amount    (Benefit)     Amount      Amount    (Benefit)     Amount
                                                        -------   -----------  ----------   -------   -----------  ----------
Net income                                              $ 5,420     $ 1,198     $ 4,222     $ 5,573     $ 1,324     $ 4,249
Other comprehensive income:
  Unrealized gains on available for sale securities:
  Unrealized holding gains (losses) arising
   during the period                                       (101)        (35)        (66)       (977)       (342)       (635)
  Less reclassification adjustment for
   gains included in net income                             (31)        (11)        (20)        (92)        (32)        (60)
                                                        -------     -------     -------     -------     -------     -------
Other comprehensive income (loss)                          (132)        (46)        (86)     (1,069)       (374)       (695)
                                                        -------     -------     -------     -------     -------     -------
Total comprehensive income                              $ 5,288     $ 1,152     $ 4,136     $ 4,504     $   950     $ 3,554
                                                        =======     =======     =======     =======     =======     =======

D.    Earnings Per Share Data:

      Basic earnings per share are computed by dividing income available to common stockholders by the weighted average number of shares outstanding for the period. On a diluted basis, both earnings and shares outstanding are adjusted to assume the conversion of all potentially dilutive securities into common stock.

                                          Quarter Ended March 31, 2003         Quarter Ended March 31, 2002
                                       ----------------------------------   ----------------------------------
                                        Income       Shares     Per-Share    Income       Shares     Per-Share
                                       Numerator   Denominator   Amount     Numerator   Denominator    Amount
                                       ----------------------------------   ----------------------------------
Net income                             $  4,222                             $  4,249
Less: Preferred stock dividends             (99)                                 (99)
                                       --------                             --------

Basic EPS
Income available to common
    shareholders                          4,123        8,101    $   0.51       4,150        8,234    $   0.50
                                                                ========                             ========

Effect of Dilutive Securities
Impact of :
   Assumed conversion of preferred
      to common stock                                    346                                  346
   Assumed exercises of outstanding
      options                                             81                                  102
Preferred stock dividends
    available to common
    shareholders                             99                                   99
Elimination of tax benefit of
    allocated preferred dividends           (21)                                 (20)

Additional expense required to fund
    ESOP debt, net of tax impact              1                                   (1)
                                       --------                             --------

Diluted EPS
Income available to common
     shareholders plus assumed
     conversions                       $  4,202        8,528    $   0.49    $  4,228        8,682    $   0.49
                                       =================================    =================================

E.    Summary of Significant Accounting Policies:

      Stock-based compensation

      Omega accounts for stock-based compensation using the intrinsic value method in accordance with Accounting Principles Board (APB) Opinion 25, "Accounting for Stock Issued to Employees", and has adopted the disclosure provisions of FASB No. 148, "Accounting for Stock-Based Compensation". The following proforma information regarding net income and earnings per share assumes the adoption of Statement No. 123 for stock options granted subsequent to December 31, 1994. The estimated fair value of the options is amortized to expense over the vesting period.

      The fair value was estimated at the date of grant using a Black-Scholes option-pricing model utilizing various assumptions. Compensation expense, net of related tax, amounted to $107,000 and $96,000 in the first quarter of 2003 and 2002, respectively and is included in the proforma net income reported below (in thousands, except per share data).

                                                    Quarter ended March 31, 2003
                                                        2003             2002
                                                    -----------      -----------
Net income                          As reported       $ 4,222          $ 4,249
                                    Pro forma           4,115            4,153


Basic earnings per share            As reported       $  0.51          $  0.50
                                    Pro forma            0.50             0.49


Diluted earnings per share          As reported       $  0.49          $  0.49
                                    Pro forma            0.48             0.48

      The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because Omega's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

F.    Recent Accounting Pronouncements:

      In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities," (FIN 46). The objective of FIN 46 is to provide guidance on how to identify a variable interest entity (VIE) and determine when the assets, liabilities, noncontrolling interests, and results of operations of a VIE need to be included in a company's consolidated financial statements. A company that holds variable interests in an entity will need to consolidate the entity if the company's interest in the VIE is such that the company will absorb a majority of the VIE's expected losses and/or receive a majority of the VIE's expected residual returns, if they occur. FIN 46 also requires additional disclosures by primary beneficiaries and other significant variable interest holders. The provisions of this interpretation were effective upon issuance for all new variable interest entities and as of July 1, 2003, and for all variable interest entities that existed at the date of its issuance. The provisions of FIN 46 are not expected to have a material impact on the Corporation's finanical condition or results of operations.

                  OMEGA FINANCIAL CORPORATION AND SUBSIDIARIES

================================================================================

 Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS

--------------------------------------------------------------------------------
Investment Considerations

      In analyzing whether to make, or to continue to make, an investment in Omega, investors should consider, among other factors, certain investment considerations more particularly described in "Item 1: Business - Investment Considerations" in the Company's Annual Report on Form 10-K for the year ended December 31, 2002. A copy of this report can be obtained from David N. Thiel, Senior Vice President, Omega Financial Corporation, 366 Walker Drive, State College, Pennsylvania 16801.

      Forward Looking Statements

      The information in this Report on Form 10-Q contains forward looking statements (as such term is defined in the Securities Exchange Act of 1934 and the regulations thereunder), including without limitation, statements as to the future loan and deposit volumes, the allowance and provision for possible loan losses, future interest rates and their effect on Omega's financial condition or results of operations, the classification of Omega's investment portfolio or as to trends or management's beliefs, expectations or opinions and other statements other than historical facts. Such forward looking statements are subject to risks and uncertainties and may be affected by various factors which may cause actual results to differ materially from those in the forward looking statements. In addition to the factors discussed in this report, certain risks, uncertainties and other factors, including without limitation, risks arising from economic conditions and related uncertainties, changes in interest rates, federal and state regulation, competition and the adequacy of the allowance and provision for loan losses, are discussed in this Report on Form 10-Q, the Corporation's 2002 Annual Report or in Omega's Annual Report on Form 10-K for the year ended December 31, 2002. Copies of these reports may be obtained from Omega upon request and without charge (except for the exhibits thereto) as described above.

--------------------------------------------------------------------------------
1.    Comparison of the Three Months Ended March 31, 2003 and 2002

                               Operations Overview

      Three months ended March 31, 2003 and 2002

      The first quarter's income before income taxes in 2003 decreased $153,000, or 2.8%, when compared to the same period in 2002. Net interest income decreased $132,000, or 1.2% and the loan loss provision decreased by $130,000, or 56.5%. Non-interest expense, net of non-interest income, increased by $151,000 in the first quarter of 2003 when compared to the same period in 2002.

      After the income tax provision (which decreased by $126,000, or 9.5% compared to the same period in 2002) was deducted from earnings, net income was $27,000, or 0.6%, lower than the first quarter of 2002. The effective tax rate for the first quarter of 2003 was 22.1%, as compared to the first quarter of 2002 of 23.8%.

      Following are selected key ratios for the period:

--------------------------------------------------------------------------------
                                                           Three Months Ended
                                                                March 31
                                                         -----------------------
                                                            2003         2002
                                                         ----------   ----------
Return on average assets (annualized)................       1.48%        1.48%
Return on average equity (annualized)................      10.25        10.71
Dividend payout ratio (common).......................      55.74        54.41
Average equity to average assets.....................      14.48        13.81
--------------------------------------------------------------------------------

                               Net Interest Income

      Three months ended March 31, 2003 and 2002

      The net interest margin, at 4.20% for the first quarter of 2003, was 1 basis point higher than the first quarter of 2002, with a $12,663,000 or 1.2% decrease in average earning assets in the first quarter of 2003 from the first quarter of 2002. Yield on earning assets in the first quarter of 2003 decreased by 64 basis points when compared to 2002's first quarter, while cost of funding decreased by 65 basis points, resulting in a decrease in net interest income of $132,000, or 1.2%. In order to maximize net income, Omega invests in certain loans and securities whose earnings are exempt from federal income taxation and therefore have rates that are generally lower than rates on taxable instruments. During the first quarter of 2003, average tax-free assets owned were $6,676,000 less than in the first quarter of 2002. When the net interest margin is adjusted for the tax benefit received from owning these instruments, it is referred to as the net interest margin on a fully tax-equivalent basis. Because of the reduction in tax free investments and loans in the first quarter of 2003, the net interest margin on a fully tax-equivalent basis dropped by 2 basis points to 4.46% as compared to the first quarter of 2002 when it was 4.48%.

      Following are key net interest margin ratios (annualized):

------------------------------------------------------------------
                                              Three Months Ended
                                                   March 31,
                                            ----------------------
                                               2003       2002
                                            ----------------------
Yield on average earning assets.........      5.64%       6.28%
------------------------------------------------------------------
Cost to fund earning assets.............      1.44        2.09
------------------------------------------------------------------
Net interest margin.....................      4.20        4.19
------------------------------------------------------------------
Net interest margin - tax equivalent....      4.46        4.48
------------------------------------------------------------------

      At March 31, 2003, Omega had $481,841,000 of earning assets scheduled to reprice over the next twelve months as compared to $455,900,000 in interest bearing liabilities, resulting in a positive gap of $25,941,000, or 2.2% of assets. In order to predict net interest income at risk over the next twelve months based on hypothetical rate movements, a rate shock simulation was performed on the balance sheet. In the event that interest rates would decrease immediately by 100 basis points, results of the rate shock simulation indicate that Omega's net interest income over the next twelve months would decrease by approximately 2.8%, or $1,191,000. Conversely, the results of a rate shock simulation of an immediate 100 basis point increase in interest rates indicates an increase in net interest income of approximately $1,552,000, or 3.6% over a twelve-month period. These simulations assume no volume or mix changes in the balance sheet. There have been no material changes in reported market risk since December 31, 2002.

                               Loan Loss Provision

      In the first quarter of 2003, a loan loss provision of $100,000 was recorded, as compared to the $230,000 loan loss provision that was recorded in the first quarter of 2002. The change in the loan loss provision is reflective of the movement in non-performing loans from the previous quarter. In the first quarter of 2003, the provision increased by $100,000 as compared to the fourth quarter of 2002, as non-performing loans increased from $3,751,000 on December 31, 2002 to $4,091,000 on March 31, 2003. In the first quarter of 2002, non-performing loans decreased from $3,968,000 on December 31, 2001 to $2,943,000 at March 31, 2002, prompting the reduction in the loan loss provision by $170,000 when comparing first quarter 2002 to fourth quarter 2001.

                            Other Income and Expense

      Three months ended March 31, 2003 and 2002

      Other income increased $281,000, or 7.8%, in the first quarter of 2003 as compared to the same period in 2002. Service fee income on deposit accounts increased by $423,000, or 43.1%, as a result of an overdraft coverage service that was initiated in the second quarter of 2002. Service fees on loans increased by $130,000, or 47.8% due to fees generated from increased activity in loan refinancings in the current rate environment. Trust fees declined in the first quarter of 2003 by $159,000, or 15.1% when compared to the same time period in 2002. Fee income from brokerage services added $110,000 to non-interest income in the first quarter of 2003. This is a new service offered by Omega Financial Corporation, beginning in December 2002. Gains on the sale of investment securities, loans and other assets were $121,000 lower in the first quarter of 2003 than in the first quarter of 2002. Other non-interest income was $102,000 lower in 2003 than in 2002, due mostly to a reduction of $88,000 in ATM-related fees.

      As a percentage of average assets, annualized other income net of gains on securities, loans and other assets was 1.36 % for the first quarter of 2003 as compared to 1.20 % for the same period in 2002.

      Other expenses increased $432,000, or 4.8%, in the first quarter of 2003 as compared to the same period in 2002. Salaries and employee benefits increased $55,000, or 1.1%, in 2003 as compared to the same period in 2002. Occupancy and equipment expense in total increased by $215,000, or 19.0%. Increased costs for building maintenance and utilities caused occupancy expense to increase by $61,000 and computer and other technical related purchases and maintenance accounted for higher equipment expense of $145,000 in 2003 as compared to 2002's first quarter. Other non-interest expenses increased by $162,000 or 5.5%, compared to the same period in 2002 as a result of generally higher costs on such items as advertising, employee training and licensing and charitable donations.

      As a percentage of average assets, annualized expenses for the quarter ended March 31, 2003 were 3.30% and were 3.11% for the same period in 2002.

                               Federal Income Tax

      The effective tax rate for the three months ended March 31, 2003 was 22.1% compared to the same period in 2002 when the effective tax rate was 23.8%. This improvement was due primarily to the Corporation receiving tax deductions for dividends it paid on company stock held by the Employee Stock Ownership Plan.

2.    Investment Securities

      Management of the investment portfolio entails evaluation and realignment of the size and mix of the portfolio in order to balance various characteristics of the balance sheet, including asset quality, liquidity, yield relationships, maturity and tax planning. The following schedule details characteristics of the investment portfolio as of March 31, 2003 and December 31, 2002.

                                          Securities Classified as Available for Sale
                                                        Gross       Gross     Estimated
                                         Amortized    Unrealized  Unrealized    Market
March 31, 2003                              Cost        Gains       Losses      Value
                                         ----------------------------------------------
U.S. Treasury securities and
    obligations of other U.S. Govern-
    ment agencies and corporations        $114,079     $  2,887      $  0      $116,966
Obligations of state and
    political subdivisions                  99,665        2,890        (4)      102,551
Corporate securities                         4,587           64        --         4,651
Mortgage backed securities                   2,979           94        --         3,073
Equity securities                           11,819        5,133       (59)       16,893
                                         ----------------------------------------------
Total                                     $233,129     $ 11,068      ($63)     $244,134
                                         ==============================================

                                           Securities Classified as Available for Sale
                                                        Gross       Gross     Estimated
                                         Amortized    Unrealized  Unrealized    Market
December 31, 2002                          Cost         Gains       Losses      Value
                                         ----------------------------------------------
U.S. Treasury securities and
    obligations of other U.S. Govern-
    ment agencies and corporations        $131,970     $  3,408      $  0      $135,378
Obligations of state and
    political subdivisions                  86,058        3,118        --        89,176
Corporate securities                         7,233           84        --         7,317
Mortgage backed securities                   4,130          120        (4)        4,246
Equity securities                           10,980        4,453       (42)       15,391
                                         ----------------------------------------------
Total                                     $240,371     $ 11,183      ($46)     $251,508
                                         ==============================================

      Total investment securities as a percentage of total assets at March 31, 2003 and December 31, 2002 were 21.0% and 21.8%, respectively. Securities maturing or repricing in one year or less comprised 42.0% of the total investment securities of $244,134,000 as of March 31, 2003, as compared to 40.3% of total investment securities of $251,508,000 as of December 31, 2002. There was $210,000 in investments in instruments of foreign countries on March 31, 2003.

3.    Loans

      Net loans in the first three months of 2003 increased by $13,110,000, or 1.7% from the balance at December 31, 2002, bringing the total to $781,877,000 at March 31, 2003. From December 31, 2002 to March 31, 2003,
      commercial and mortgage loans increased by $12,579,000 and $7,425,000, respectively. Offsetting this increase is the decline in personal loan outstanding balances of $6,913,000 during the same time period.

      Changes in the allowance for loan losses for the three months ended March 31, 2003 and 2002 were as follows (in thousands):

--------------------------------------------------------------------------------
                                                      2003               2002
                                                    --------           --------
Balance at January 1 ..........................     $ 11,052           $ 11,224

Charge-offs ...................................         (160)              (219)
Recoveries ....................................           42                 36
                                                    --------           --------
    Net charge-offs ...........................         (118)              (183)

Provision for loan losses .....................          100                230
                                                    --------           --------

Balance at March 31 ...........................     $ 11,034           $ 11,271
                                                    ========           ========
--------------------------------------------------------------------------------

      Management performs a quantitative analysis to support the adequacy of the allowance for loan losses. This analysis includes review of historical charge-off rates for loan categories, fluctuations and trends in the amount of classified loans and economic factors. Significant to this analysis is any change in observable trends that may be occurring relative to loans, to assess potential credit weaknesses. Current economic factors and trends in risk ratings are considered in the determination and allocation of the allowance for loan losses. The allowance for loan losses at March 31, 2003 and 2002 represented 1.39% and 1.50%, respectively, of the total loans outstanding, net of unearned interest.

      Set forth below is an analysis of Omega's non-performing loans as of March 31, 2003 as compared to December 31, 2002.

--------------------------------------------------------------------------------
                              Non-performing Loans
                                 (In thousands)

                                                         March 31,  December 31,
                                                           2003        2002
                                                         ---------  ------------
Non-accrual loans ....................................    $ 2,618     $ 3,125
Accruing loans past due 90 days or more ..............      1,455         614
Restructured loans ...................................         18          12
                                                          -------     -------
Total non-performing loans ...........................    $ 4,091     $ 3,751
                                                          =======     =======

Non-performing loans as percent of allowance .........       37.1%       33.9%
--------------------------------------------------------------------------------

      The increase in non-performing loans from December 31, 2002 to March 31, 2003 is primarily due to an increase in several commercial loans delinquent by more than 90 days as a result of experiencing a difficult business environment.

4.    Deposits and Other Sources of Funds

      Deposits provide the primary source of funding for loans and investment securities. At March 31, 2003, total deposits decreased by $273,000 as compared to December 31, 2002. As of March 31, 2003, interest bearing deposits have increased by $674,000, or 0.1% and non-interest bearing accounts have decreased by $947,000 or 0.6%, when compared to December 31, 2002.

      Borrowed funds are used as an additional source of funding for loans and investment securities as well as to fund the Corporation's Stock Repurchase Program. As of March 31, 2003, Omega had short-term borrowings (maturities within one year) in the amount of $31,791,000 and long-term debt in the amount of $22,460,000. At December 31, 2002, short-term borrowings were $41,452,000 and long-term debt was $16,237,000. This represents an overall decrease in outstanding debt of $3,438,000, with Long-term debt increasing by $6,223,000 and short-term borrowings decreasing by $9,661,000.

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

      At March 31, 2003, Omega and each of its banking subsidiaries met the regulatory definition of a "well capitalized" financial institution, i.e., a leverage ratio exceeding 5%, Tier 1 capital exceeding 6% and total capital exceeding 10%.

6.    Share Repurchase Program

      In January of 2003, the Board approved a new share repurchase program to begin immediately, authorizing management to buy back 10% of its common stock. At that time, there were 8,099,778 common shares outstanding with 809,978 shares eligible to be repurchased. This program will remain in effect through December 31, 2003, or until the 10% limit is reached; however, it may be discontinued at any time. As of April 10, 2003, 13,500 shares have been repurchased in conjunction with this program.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Omega is impacted by market risks, and has procedures in place to evaluate and mitigate these risks. These market risks and Omega's procedures are described in the Management's Discussion and Analysis section of the 2002 Annual Report to Shareholders. To the knowledge of Omega, there have been no material changes in the market risks that impact Omega or their procedures relative to these risks, since December 31, 2002.

Item 4. CONTROLS AND PROCEDURES

      Quarterly evaluation of the Company's Disclosure Controls and Internal Controls.

      Within the 90 days prior to the date of this Quarterly Report on Form 10-Q, the Company evaluated the effectiveness of the design and operation of its "disclosure controls and procedures" ("Disclosure Controls"). This evaluation ("Controls Evaluation") was done under the supervision and with the participation of management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO").

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

      In accordance with SEC requirements, the CEO and CFO note that, since the date of the Controls Evaluation to the date of this Quarterly Report, there have been no significant changes in Internal Controls or in other factors that could significantly affect Internal Controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

      Exhibits:

      --------------------------------------------------
      Exhibit
       Number    Description
      --------------------------------------------------
        99.1     Chief Executive Officer's Certificate
      --------------------------------------------------
        99.2     Chief Financial Officer's Certificate
      --------------------------------------------------

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              OMEGA FINANCIAL CORPORATION
                                        ----------------------------------------
                                                     (Registrant)


    May 9, 2003                     By: /s/ David B. Lee
--------------------                    ----------------------------------------
        Date                            David B. Lee
                                        Chairman and
                                        Chief Executive Officer


    May 9, 2003                         /s/ Daniel L. Warfel
--------------------                    ----------------------------------------
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

Date: May 9, 2003                           /s/ David B. Lee
                                            ------------------------------------
                                            David B. Lee
                                            Chairman and Chief Executive Officer
                                            (principal executive officer)

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


Date: May 9, 2003                        /s/ Daniel L. Warfel
                                         ---------------------------------------
                                         Daniel L. Warfel
                                         Executive Vice President and
                                         Chief Financial Officer
                                         (principal financial officer)