Form 10-Q
period 2003-06-30
OMEGA FINANCIAL CORP /PA/
filed 2003-07-30
CIK 705671

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549

                                    FORM 10-Q
                                   (Mark One)
             |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2003

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

The number of shares outstanding of each of the issuer's classes of common stock as of July 28, 2003:
               8,094,338 shares of Common Stock, $5.00 par value

PART I. Financial Information
Item 1. Financial Statements

                  OMEGA FINANCIAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)
                                    Unaudited

                                                    June 30,        December 31,
Assets                                                2003              2002
                                                  -----------       -----------
Cash and due from banks                           $    40,779       $    36,049

Interest bearing deposits with other banks             19,919             8,757
Federal funds sold                                     13,550            33,900

Investment securities available for sale              266,834           251,508

Total loans                                           784,631           779,830
  Less: Unearned discount                                  (4)              (11)
            Allowance for loan losses                 (10,980)          (11,052)
                                                  -----------       -----------
Net loans                                             773,647           768,767

Premises and equipment, net                            14,473            14,719
Bank-owned life insurance                              32,512            31,739
Other assets                                            9,013             9,118
                                                  -----------       -----------
TOTAL ASSETS                                      $ 1,170,727       $ 1,154,557
                                                  ===========       ===========

Liabilities and Shareholders' Equity
Deposits:
  Non-interest bearing                            $   153,516       $   148,498
  Interest bearing                                    772,844           770,757
                                                  -----------       -----------
Total deposits                                        926,360           919,255

Short-term borrowings                                  26,151            41,452
Other liabilities                                      22,761            11,909
ESOP debt                                               2,679             2,832
Long-term debt                                         27,177            16,237
Other interest bearing liabilities                        784               762
                                                  -----------       -----------
TOTAL LIABILITIES                                   1,005,912           992,447

Preferred stock, par value $5.00 per share:
  Authorized - 5,000,000 shares;
  Issued and outstanding -
    219,781 shares Series A Convertible                 5,000             5,000
Unearned compensation related to ESOP debt             (1,752)           (1,875)
Common stock, par value $5.00 per share:
  Authorized - 25,000,000 shares;
  Issued -
    9,660,162 shares at June 30, 2003;
    9,607,076 shares at December 31, 2002
  Outstanding -
    8,100,064 shares at June 30, 2003;
    8,099,778 shares at December 31, 2002              48,301            48,035
Capital surplus                                        11,621            10,529
Retained earnings                                     142,438           138,821
Accumulated other comprehensive income                  6,705             7,243
Cost of common stock in treasury:
   1,560,098 shares at June 30, 2003;
   1,507,298 shares at December 31, 2002              (47,498)          (45,643)
                                                  -----------       -----------
TOTAL SHAREHOLDERS' EQUITY                            164,815           162,110
                                                  -----------       -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY        $ 1,170,727       $ 1,154,557
                                                  ===========       ===========

                  OMEGA FINANCIAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                        (In thousands, except share data)
                                    Unaudited

                                                        Three Months Ended                 Six Months Ended
                                                              June 30,                         June 30,
                                                        2003             2002             2003            2002
                                                     ----------      -----------       ----------      ----------
Interest Income:
Interest and fees on loans                           $   12,200      $    13,294       $   24,522      $   26,649
Interest and dividends on investment securities           2,132            3,050            4,456           6,152
Other interest income                                       125               80              222             250
                                                     ----------      -----------       ----------      ----------
TOTAL INTEREST INCOME                                    14,457           16,424           29,200          33,051
Interest Expense:
Interest on deposits                                      3,235            4,641            6,639           9,740
Interest on short-term borrowings                            74              199              197             390
Interest on long-term debt and
  other interest bearing liabilities                        279              200              495             405
                                                     ----------      -----------       ----------      ----------
TOTAL INTEREST EXPENSE                                    3,588            5,040            7,331          10,535
                                                     ----------      -----------       ----------      ----------
NET INTEREST INCOME                                      10,869           11,384           21,869          22,516

Provision for loan losses                                   150              250              250             480
                                                     ----------      -----------       ----------      ----------
INCOME FROM CREDIT ACTIVITIES                            10,719           11,134           21,619          22,036
Other Income:
Service fees on deposit accounts                          1,462            1,171            2,866           2,152
Service fees on loans                                       379              224              781             496
Earnings on bank-owned life insurance                       387              384              773             773
Trust fees                                                  912              877            1,804           1,928
Gain on sale of loans and other assets                      275               (1)             279              63
Net gains on investment securities                          699               58              730             150
Other                                                       871              815            1,648           1,581
                                                     ----------      -----------       ----------      ----------
TOTAL OTHER INCOME                                        4,985            3,528            8,881           7,143
Other Expense:
Salaries and employee benefits                            5,089            4,869           10,028           9,753
Net occupancy expense                                       556              566            1,186           1,126
Equipment expense                                           681              648            1,396           1,218
Data processing service                                     421              419              840             826
Other                                                     3,285            2,486            5,958           5,009
                                                     ----------      -----------       ----------      ----------
TOTAL OTHER EXPENSE                                      10,032            8,988           19,408          17,932
                                                     ----------      -----------       ----------      ----------
Income before taxes                                       5,672            5,674           11,092          11,247
Income tax expense                                        1,440            1,215            2,638           2,539
                                                     ----------      -----------       ----------      ----------
NET INCOME                                           $    4,232      $     4,459       $    8,454      $    8,708
                                                     ==========      ===========       ==========      ==========

Net income per common share:
  Basic                                              $      .51      $       .53       $     1.02      $     1.03
  Diluted                                            $      .49      $       .51       $     0.99      $     1.00
Weighted average shares and equivalents:
  Basic                                               8,103,453        8,226,527        8,102,215       8,230,127
  Diluted                                             8,541,569        8,867,300        8,531,939       8,676,669
Dividends declared per share:
   Common                                            $      .29      $       .28       $      .58      $      .56
   Preferred                                         $      .45      $       .45       $      .90      $      .90

                  OMEGA FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                    Unaudited

                                                                          Six Months Ended
                                                                               June 30,
                                                                       -----------------------
                                                                         2003           2002
                                                                       --------       --------
Cash flows from operating activities:
  Net income                                                           $  8,454       $  8,708
  Adjustments to reconcile net income to
       net cash provided by operating activities:
    Depreciation and amortization                                         2,739          1,663
    Provision for loan losses                                               250            480
    Gain on sale of investment securities                                  (730)          (150)
    Non-monetary gift                                                        48             --
    Gain on sale of fixed assets
       and other property owned                                              (4)            --
    Gain on sale of loans                                                  (275)           (63)
    Increase in deferred tax asset                                         (359)          (206)
    Increase in cash surrender value of bank owned life insurance          (773)          (773)
    Increase in interest receivable and other assets                        (65)          (626)
    Decrease in interest payable                                           (119)          (356)
    Increase (decrease) in taxes payable                                     43           (155)
    Amortization of deferred net loan costs                                (390)          (128)
    Deferral of net loan fees                                               413            320
    Increase in accounts payable
       and accrued expenses                                              (1,860)          (999)
                                                                       --------       --------
      Total adjustments                                                  (1,082)          (993)
                                                                       --------       --------
Net cash provided by operating activities                                 7,372          7,715

Cash flows from investing activities:
  Proceeds from the sale or maturity of
    investment  securities available for sale                            52,290         65,469
  Purchase of:
    Investment securities available for sale                            (55,783)       (78,642)
    Investment securities held to maturity                                   --         (1,208)
  Net change in interest bearing deposits with other banks              (11,162)        29,230
  Increase  in loans                                                    (16,886)       (22,209)
  Gross proceeds from sale of loans                                      12,008          4,775
  Capital expenditures                                                     (900)          (505)
  Sale of fixed assets and other property owned                              10             69
  Net change in federal funds sold                                       20,350         (4,400)
                                                                       --------       --------
Net cash used in investing activities                                       (73)        (7,421)

Cash flows from financing activities:
  Increase in deposits, net                                               7,105          1,220
  Net change in short-term borrowings                                   (15,301)         2,168
  Issuance of long term debt                                             11,500             --
  Principal payment on long-term debt                                      (560)          (518)
  Net change in other interest bearing liabilities                           22             (5)
  Dividends paid                                                         (4,903)        (4,729)
  Tax benefit from preferred stock dividend
     and stock option activity                                               65            132
  Issuance of common stock                                                1,358          2,319
  Acquisition of treasury stock                                          (1,855)        (4,169)
                                                                       --------       --------
Net cash used in financing activities                                    (2,569)        (3,582)
                                                                       --------       --------
Net  increase (decrease) in cash and due from banks                    $  4,730       $ (3,288)
                                                                       ========       ========

Cash and due from banks at beginning of period                         $ 36,049       $ 39,072
Cash and due from banks at end of period                                 40,779         35,784
                                                                       --------       --------
Net  increase (decrease) in cash and due from banks                    $  4,730       $ (3,288)
                                                                       ========       ========

Interest paid                                                          $  7,450       $ 10,891
Income taxes paid                                                         3,555          2,812

                  OMEGA FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SIX AND THREE MONTHS ENDED JUNE 30, 2003 AND 2002

A.    Basis of Presentation:

      The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the six months and three months ended June 30, 2003 are not necessarily indicative of the results that may be experienced for the year ending December 31, 2003 or any other interim period. For further information, refer to the Consolidated Financial Statements and Footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

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

      Two types of standby letters of credit are issued by Omega. Performance standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. These are generally contingent upon the failure of the customer to perform according to the terms of the underlying contract with the third party. Financial standby letters of credit are conditional commitments issued to guarantee the payment of a specified amount by a customer to a third party. These are generally contingent upon the failure of the customer to make payment of its financial obligation according to the terms of the underlying contract with the third party. At June 30, 2003 performance standby letters of credit issued and outstanding amounted to $6,931,000 as compared to $4,588,000 on December 31, 2002. Financial standby letters of credit issued and outstanding on June 30, 2003 amounted to $7,981,000 compared to $8,932,000 on December 31, 2002. These letters of credit are not reflected in the accompanying financial statements. Management does not anticipate any significant losses as a result of these transactions.

      At June 30, 2003, the Corporation had $158,183,000 outstanding in loan commitments and other unused lines of credit extended to its customers. Of this amount, $47,973,000, or 30.3%, are commitments to consumers for mortgage and home equity loans and personal lines of credit. The remaining amount of $110,210,000, are commercial commitments.

      Omega's Employee Stock Ownership Plan (ESOP) incurred debt in 1990 of $5,000,000, which is collateralized by a mortgage on the Corporation's administrative center and the Corporation's guarantee. As of June 30, 2003, the balance of the ESOP debt was $2,679,000 as compared to $2,832,000 at December 31, 2002.

C.    Comprehensive Income:

      Components of comprehensive income consist of the following:

                                                         Three Months Ended June 30, 2003        Three Months Ended June 30, 2002
                                                        Before    Tax Expense                   Before    Tax Expense
                                                         Tax           or       Net-of-Tax       Tax           or       Net-of-Tax
                                                        Amount      (Benefit)     Amount        Amount      (Benefit)      Amount
                                                       --------   -----------   ----------     --------   -----------   ----------
Net income                                             $  5,672      $ 1,440      $ 4,232      $  5,674      $ 1,215      $ 4,459
Other comprehensive income:
  Unrealized gains on available for sale securities:
  Unrealized holding gains (losses)
    arising during the period                                 3            1            2         2,982        1,044        1,938
  Less reclassification adjustment for
    gains included in net income                           (699)        (245)        (454)          (58)         (20)         (38)
                                                       --------      -------      -------      --------      -------      -------
Other comprehensive income (loss)                          (696)        (244)        (452)        2,924        1,024        1,900
                                                       --------      -------      -------      --------      -------      -------
Total comprehensive income                             $  4,976      $ 1,196      $ 3,780      $  8,598      $ 2,239      $ 6,359
                                                       ========      =======      =======      ========      =======      =======

                                                          Six Months Ended June 30, 2003          Six Months Ended June 30, 2002
                                                        Before    Tax Expense                  Before    Tax Expense
                                                         Tax          or        Net-of-Tax       Tax          or        Net-of-Tax
                                                        Amount     (Benefit)      Amount        Amount     (Benefit)      Amount
                                                       --------   -----------   ----------     --------   -----------   ----------
Net income                                             $ 11,092      $ 2,638      $ 8,454      $ 11,247      $ 2,539      $ 8,708
Other comprehensive income:
  Unrealized gains on available for sale securities:
  Unrealized holding gains (losses)
    arising during the period                               (98)         (34)         (64)        2,005          702        1,303
  Less reclassification adjustment for
    gains included in net income                           (730)        (256)        (474)         (150)         (53)         (97)
                                                       --------      -------      -------      --------      -------      -------
Other comprehensive income (loss)                          (828)        (290)        (538)        1,855          649        1,206
                                                       --------      -------      -------      --------      -------      -------
Total comprehensive income                             $ 10,264      $ 2,348      $ 7,916      $ 13,102      $ 3,188      $ 9,914
                                                       ========      =======      =======      ========      =======      =======

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

                       Computations of Earnings per Share
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                             Three Months Ended June 30, 2003            Three Months Ended June 30, 2002
                                         ------------------------------------------ -------------------------------------------
                                             Income        Shares      Per-Share        Income        Shares      Per-Share
                                           Numerator    Denominator     Amount        Numerator    Denominator      Amount
                                         ------------------------------------------ -------------------------------------------
Net income                               $    4,232                                  $    4,459
Less: Preferred stock dividends                 (99)                                        (99)
                                         ----------                                  ----------

Basic EPS
Income available to common
    shareholders                              4,133         8,103      $    0.51          4,360       8,227       $     0.53
                                                                       =========                                  ==========

Effect of Dilutive Securities
Impact of:
   Assumed conversion of preferred
      to common stock                                         346                                       346
   Assumed exercises of outstanding
      options                                                  92                                       114
Preferred stock dividends
    available to common
    shareholders                                 99                                          99
Elimination of tax benefit of
    allocated preferred dividends               (21)                                        (20)
Additional expense required to fund
    ESOP debt, net of tax impact                  1                                          (1)
                                         ----------                                  ----------

Diluted EPS
Income available to common
     shareholders plus assumed
     conversions                         $    4,212         8,541      $    0.49     $    4,438       8,687       $     0.51
                                         ==========    ==========      =========     ==========   =========       ==========

                                               Six Months Ended June 30, 2003             Six Months Ended June 30, 2002
                                         ------------------------------------------- ------------------------------------------
                                             Income        Shares      Per-Share         Income        Shares      Per-Share
                                           Numerator    Denominator      Amount        Numerator    Denominator     Amount
                                         ------------------------------------------- ------------------------------------------
Net income                               $    8,454                                  $    8,708
Less: Preferred stock dividends                (198)                                       (198)
                                         ----------                                  ----------

Basic EPS
Income available to common
    shareholders                              8,256         8,102      $    1.02          8,510       8,230       $     1.03
                                                                       =========                                  ==========
Effect of Dilutive Securities
Impact of:
   Assumed conversion of preferred
      to common stock                                         346                                       346
   Assumed exercises of outstanding
      options                                                  84                                       100
Preferred stock dividends
    available to common
    shareholders                                198                                         198
Elimination of tax benefit of
    allocated preferred dividends               (43)                                        (40)
Additional expense required to fund
    ESOP debt, net of tax impact                  2                                          (2)
                                         ----------                                  ----------

Diluted EPS
Income available to common
     shareholders plus assumed
     conversions                         $    8,413         8,532      $    0.99     $    8,666       8,676       $     1.00
                                         ==========    ==========      =========     ==========   =========       ==========

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

      The fair value was estimated at the date of grant using a Black-Scholes option-pricing model utilizing various assumptions. Compensation expense, net of related tax, is included in the proforma net income reported below (in thousands, except per share data).

                                                   Quarter ended June 30                Year To Date
                                                    2003           2002               2003          2002
                                                -----------     -----------        -----------    ---------
Net income                     As reported      $     4,232     $     4,459        $     8,454    $   8,708
                               Pro forma              4,125           4,362              8,239        8,516
Compensation expense, net of tax                        107              97                215          192

Basic earnings per share       As reported      $      0.51     $      0.53        $      1.02    $    1.03
                               Pro forma               0.50            0.52               0.99         1.01

Diluted earnings per share     As reported      $      0.49     $      0.51        $      0.99    $    1.00
                               Pro forma               0.48            0.50               0.96         0.98

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

F.    Recent Accounting Pronouncements:

      In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities," (FIN 46). The objective of FIN 46 is to provide guidance on how to identify a variable interest entity (VIE) and determine when the assets, liabilities, noncontrolling interests, and results of operations of a VIE need to be included in a company's consolidated financial statements. A company that holds variable interests in an entity will need to consolidate the entity if the company's interest in the VIE is such that the company will absorb a majority of the VIE's expected losses and/or receive a majority of the VIE's expected residual returns, if they occur. FIN 46 also requires additional disclosures by primary beneficiaries and other significant variable interest holders. The provisions of this interpretation were effective upon issuance for all new variable interest entities and as of July 1, 2003, and for all variable interest entities that existed at the date of its issuance. The provisions of FIN 46 are not expected to have a material impact on the Corporation's financial condition or results of operations.

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

1.    Comparison of the Six and Three Months Ended June 30, 2003 and 2002

                               Operations Overview

      A.    Six months ended June 30, 2003 and 2002

      For the first six months of 2003, income before taxes decreased by $155,000, or 1.4%, compared to the same period in 2002. Income from credit activities decreased $417,000, or 1.9%. Non-interest income increased $1,738,000 or 24.3% while non-interest expense increased $1,476,000, or 8.2%.

      The tax provision for the first six months of 2003 increased by $99,000, or 3.9% when compared to the first six months of 2002. The effective tax rate for this period rose from 22.6% in 2002 to 23.8% for the corresponding period in 2003. Net income decreased by $254,000, or 2.9%, in the first six months of 2003 as compared to the same period in 2002.

      B.    Three months ended June 30, 2003 and 2002

      The second quarter's income before income taxes decreased $2,000 when compared to the same period in 2002. Income from credit activities decreased by $415,000, from $11,134,000 in the second quarter of 2002 to $10,719,000 in the second quarter of 2003. Non-interest income increased $1,457,000, or 41.3% and non-interest expense increased by $1,044,000, or 18.4%.

      After the income tax provision (which increased by $225,000, or 18.4% compared to the same period in 2002) was deducted from earnings, net income was $227,000, or 5.1%, lower than the second quarter of 2002. The effective tax rate for the second quarter of 2003 was 25.4%, as compared to the second quarter of 2002 of 21.4%.

      Following are selected key ratios for the period:

                                                            Three Months Ended        Six Months Ended
                                                                  June 30                  June 30
                                                          ----------------------    --------------------
                                                            2003         2002         2003       2002
                                                          --------     ---------    ---------  ---------
         Return on average assets (annualized).........      1.47%        1.54%        1.48%      1.51%
         Return on average equity (annualized).........     10.18        11.21        10.22      10.96
         Dividend payout ratio (common)................     55.53        51.41        55.64      52.87
         Average equity to average assets..............     14.47        13.72        14.48      13.76

                               Net Interest Income

      A.    Six months ended June 30, 2003 and 2002

      Omega's net interest income for the first six months of 2003 declined by $647,000, or 2.9%. Average earning assets decreased by $13,503,000, or 1.3% when compared to June 2002. Yield on earning assets was 5.54% in 2003 as compared to 6.20% in 2002. Cost to fund earning assets was 1.40% in 2003, 58 basis points lower than the 1.98% in 2002. On a fully tax equivalent basis, the net interest margin dropped by 13 basis points to 4.39% in 2003 from 4.52% in 2002. See the chart below for a comparison of the components of the net interest margin.

      B.    Three months ended June 30, 2003 and 2002

      The net interest spread, at 4.10% for the second quarter of 2003, was 14 basis points lower than the second quarter of 2002, with a $14,346,000 or 1.3% decrease in average earning assets resulting in a 4.5% decrease in net interest income. Yield on earning assets in the second quarter of 2003 declined by 66 basis points when compared to 2002's second quarter, while cost of funding decreased by 52 basis points.

      Following are key net interest margin ratios (annualized):

                                                 Three Months Ended          Six Months Ended
                                                       June 30                   June 30
                                              ----------------------------------------------------
                                                  2003         2002         2003         2002
                                              ----------------------------------------------------
Yield on average earning assets.........         5.45%         6.11%          5.54%        6.20%
--------------------------------------------------------------------------------------------------
Cost to fund earning assets.............         1.35          1.87           1.40         1.98
--------------------------------------------------------------------------------------------------
Net interest margin.....................         4.10          4.24           4.14         4.22
--------------------------------------------------------------------------------------------------
Net interest margin - tax equivalent....         4.35          4.55           4.39         4.52
--------------------------------------------------------------------------------------------------

      At June 30, 2003, Omega had $476,118,000 of earning assets scheduled to reprice over the next twelve months as compared to $436,657,000 in interest bearing liabilities, resulting in a positive gap of $39,461,000, or 3.4% of assets. In order to predict net interest income at risk over the next twelve months based on hypothetical rate movements, a rate shock simulation was performed on the balance sheet. In the event that interest rates would decrease immediately by 100 basis points, results of the rate shock simulation suggest that Omega's net interest income over the next twelve months would decrease by approximately 3.3%, or $1,360,000. Conversely, the results of a rate shock simulation of an immediate 100 basis point increase in interest rates indicates an increase in net interest income of approximately $1,281,000, or 3.1% over a twelve-month period. These simulations assume no volume or mix changes in the balance sheet.

                               Loan Loss Provision

      In the second quarter of 2003, a loan loss provision of $150,000 was recorded, as compared to the $250,000 loan loss provision that was recorded in the second quarter of 2002. The change in the loan loss provision is reflective of the movement in non-performing loans during the quarter. In the second quarter of 2003, the provision increased by $50,000 as compared to the first quarter of 2003, as non-performing loans increased from $4,091,000 on March 31, 2003 to $4,732,000 on June 30, 2003. In the second quarter of 2002, non-performing loans increased from $2,943,000 on March 31, 2002 to $3,925,000 at June 30, 2002, prompting the increase in the loan loss provision by $20,000 when comparing second quarter 2002 to first quarter 2002.

                            Other Income and Expense

      A.    Six months ended June 30, 2003 and 2002

      Other income increased $1,738,000, or 24.3% in the first six months of 2003 as compared to the same period in 2002. Excluding gains resulting from sales of investment securities, loans and other assets, normal operating non-interest income rose by $942,000, or 13.6%. Service fee income on deposit accounts increased by $714,000, or 33.2%, as a result of an overdraft coverage service that was initiated in the second quarter of 2002. Service fees on loans increased by $285,000, or 57.5% due to fees generated from increased activity in loan refinancings in the current rate environment. Trust fees declined in the first six months of 2003 by $124,000, or 6.4% when compared to the same time period in 2002. Fee income from commissions received from insurance sales and investment services added $283,000 to non-interest income in the first six months of 2003. These are new services offered by Omega Financial Corporation, having begun in December 2002. Omega acts as a third party, connecting its customers with a broker-dealer and insurance brokers. Other non-interest income was $216,000 lower in 2003 than in 2002, due mostly to a reduction of premiums earned on the sale of credit life insurance.

      During the second quarter of 2003, Omega sold $10.1 million of first mortgage loans with servicing retained. A gain of $269,000 was recorded on that sale, bringing the total gain on the sale of loans and other assets to $279,000 for the first six months of 2003. This represents an increase of $216,000 over the same period in 2002. Certain investment securities were sold during the first six months of 2003, resulting in gains of $730,000, $580,000 higher than in the same period in 2002.

      As a percentage of average assets, annualized other income net of gains on assets sold was 1.38% for the first six months of 2003 as compared to 1.20 % in 2002.

      Other expenses increased $1,476,000, or 18.6%, in the first six months of 2003 as compared to the same period in 2002. Salaries and employee benefits increased $275,000, or 2.8%, in 2003 as compared to the same period in 2002, due primarily to staffing increases. Occupancy and equipment expense in total increased by $238,000, or 10.2%. Increased costs for building maintenance and utilities caused occupancy expense to increase by $54,000 and computer and other technical related purchases and maintenance accounted for higher equipment expense of $169,000 in 2003 as compared to 2002's year-to-date. Other non-interest expenses increased by $963,000 or 16.5%, compared to the same period in 2002. The bulk of this increase was related to accelerated amortization of $802,000 recorded on investments in limited partnership low-income housing projects, due to declines in estimated residual values. The remainder of the increase in other non-interest expense reflects costs associated with supporting new revenue-generating services.

      As a percentage of average assets, annualized expenses for the period ended June 30, 2003 were 3.40% and were 3.11% for the same period in 2002.

      B.    Three months ended June 30, 2003 and 2002

      Other income increased $1,457,000, or 41.3% in the second quarter of 2003 as compared to the same period in 2002. Excluding gains on assets sold, other income improved by $540,000 or 15.6% when comparing the quarters. Service fees on deposit accounts increased by $291,000, or 24.8% while service fees on loans increased by $155,000, or 69.2%. Brokerage fees added $173,000 to the quarter's revenues, but other non-interest income declined by $117,000, caused primarily by reduced premiums received on the sale of credit life insurance. Gains on the sale of securities and other assets were $917,000 higher during the second quarter of 2003 than 2002.

      As a percentage of average assets, annualized other income net of gains and losses was 1.40% for the second quarter of 2003 as compared to 1.20 % in 2002.

      Other expenses were $1,044,000, or 11.6% higher for the second quarter of 2003 than for the same period in 2002. Salaries and employee benefits were $220,000, or 4.5% higher in the second quarter of 2003 than the corresponding period in 2002. Amortization on the investments in low-income housing projects resulted in an increase in other non-interest expense of $802,000.

      As a percentage of average assets, annualized expenses for the quarter ended June 30, 2003 were 3.49% and were 3.10% for the same period in 2002.

                               Federal Income Tax

      The effective tax rate for the six months ended June 30, 2003 was 23.8%, compared to the same period in 2002 when the effective tax rate was 22.6%. For the second quarter of 2003, the effective tax rate was 25.4% compared to 21.4% in the second quarter of 2002. These increases in effective tax rates from 2002 to 2003 are the effect of decreased balances of tax-exempt investments owned.

2.    Investment Securities

      Management of the investment portfolio entails evaluation and realignment of the size and mix of the portfolio in order to balance various characteristics of the balance sheet, including asset quality, liquidity, yield relationships, maturity and tax planning. The following schedule details characteristics of the investment portfolio as of June 30, 2003 and December 31, 2002.

                                              Securities Classified as Available for Sale
                                                           Gross          Gross        Estimated
                                           Amortized    Unrealized      Unrealized       Market
June 30, 2003                                Cost          Gains          Losses         Value
                                           -----------------------------------------------------
U.S. Treasury securities and
    obligations of other U.S. Govern-
    ment agencies and corporations         $121,819      $  2,330            ($72)      $124,077
Obligations of state and
    political subdivisions
                                            116,720         2,985              (5)       119,700
Corporate securities
                                              4,187            65              --          4,252
Mortgage backed securities
                                              2,189            59              --          2,248
Equity securities
                                             11,608         4,971             (22)        16,557
                                           -----------------------------------------------------
Total                                      $256,523      $ 10,410            ($99)      $266,834
                                           =====================================================

                                               Securities Classified as Available for Sale
                                                           Gross          Gross        Estimated
                                           Amortized    Unrealized     Unrealized        Market
December 31, 2002                            Cost          Gains         Losses          Value
                                           -----------------------------------------------------
U.S. Treasury securities and
    obligations of other U.S. Govern-
    ment agencies and corporations         $131,970      $  3,408              $0       $135,378
Obligations of state and
    political subdivisions
                                             86,058         3,118              --         89,176
Corporate securities
                                              7,233            84              --          7,317
Mortgage backed securities
                                              4,130           120              (4)         4,246
Equity securities
                                             10,980         4,453             (42)        15,391
                                           -----------------------------------------------------
Total                                      $240,371      $ 11,183            ($46)      $251,508
                                           =====================================================

      Total investment securities as a percentage of total assets at June 30, 2003 and December 31, 2002 were 22.8% and 21.8%, respectively. Securities maturing or repricing in one year or less comprised 45.1% of the total investment securities of $266,834,000 as of June 30, 2003, as compared to 40.3% of total investment securities of $251,508,000 as of December 31, 2002. There was $210,000 in investments in instruments of foreign countries on June 30, 2003.

3.    Loans

      Net loans in the first six months of 2003 increased by $4,880,000, or 0.6% from the balance at December 31, 2002, bringing the total to $773,647,000 at June 30, 2003. Mortgage loans increased $3.4 million since December 31, 2002 after giving effect to the sale by the company of $10.1 million of mortgage loans to the secondary market. Commercial loan outstandings grew by $15.6 million over the same period. Personal consumer loans, however, declined by $14.3 million since year-end 2002. Management believes that the general state of the regional economy, including some significant job losses has affected the personal consumer loan business during the reporting period.

      Changes in the allowance for loan losses for the six months ended June 30, 2003 and 2002 were as follows (in thousands):

                                                  2003             2002
                                                --------         --------
      Balance at January 1 .............        $ 11,052         $ 11,224

      Charge-offs ......................            (396)            (324)
      Recoveries .......................              74               56
                                                --------         --------
          Net charge-offs ..............            (322)            (268)

      Provision for loan losses ........             250              480
                                                --------         --------

      Balance at June 30 ...............        $ 10,980         $ 11,436
                                                ========         ========

      Management performs a quantitative analysis to support the adequacy of the allowance for loan losses. This analysis includes review of historical charge-off rates for loan categories, fluctuations and trends in the amount of classified loans and economic factors. Significant to this analysis is any change in observable trends that may be occurring relative to loans, to assess potential credit weaknesses. Current economic factors and trends in risk ratings are considered in the determination and allocation of the allowance for loan losses. The allowance for loan losses at June 30, 2003 and 2002 represented 1.40% and 1.47%, respectively, of the total loans outstanding, net of unearned interest.

      Set forth below is an analysis of Omega's non-performing loans as of June 30, 2003 as compared to December 31, 2002.

                              Non-performing Loans
                                 (In thousands)

                                                       June 30,   December 31,
                                                         2003         2002
                                                       --------   ------------
      Non-accrual loans ..........................      $3,054       $3,125
      Accruing loans past due 90 days or more ....       1,457          614
      Restructured loans .........................         221           12
                                                        ------       ------
      Total non-performing loans .................      $4,732       $3,751
                                                        ======       ======

      Non-performing loans as percent of allowance        43.1%        33.9%

      The increase in non-performing loans from December 31, 2002 to June 30, 2003 is primarily due to an increase in several commercial loans delinquent by more than 90 days as a result of experiencing a difficult business environment.

4.    Deposits and Other Sources of Funds

      Deposits provide the primary source of funding for loans and investment securities. At June 30, 2003, total deposits increased by $7,105,000, or 0.8%, as compared to December 31, 2002. As of June 30, 2003, interest bearing deposits have increased by $2,087,000, or 0.3% and non-interest bearing accounts have increased by $5,018,000 or 3.4%, when compared to December 31, 2002.

      Borrowed funds are used as an additional source of funding for loans and investment securities as well as to fund the Corporation's share repurchase program. As of June 30, 2003, Omega had short-term borrowings (maturities within one year) in the amount of $26,151,000 and long-term debt in the amount of $27,177,000. At December 31, 2002, short-term borrowings were $41,452,000 and long-term debt was $16,237,000. This represents an overall decrease in outstanding debt of $4,361,000, with long-term debt increasing by $10,940,000 and short-term borrowings decreasing by $15,301,000.

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

      At June 30, 2003, Omega and each of its banking subsidiaries met the regulatory definition of a "well capitalized" financial institution, i.e., a leverage ratio exceeding 5%, Tier 1 capital exceeding 6% and total capital exceeding 10%.

7.    Share Repurchase Program

      In January of 2003, the Board approved a new share repurchase program to begin immediately, authorizing management to buy back 10% of its common stock. At that time, there were 8,099,778 common shares outstanding with 809,978 shares eligible to be repurchased. This program will remain in effect through the earlier of December 31, 2003, or until the 10% limit is reached; however, it may be discontinued at any time. As of July 15, 2003, 52,800 shares have been repurchased in conjunction with this program.

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

      None

Item 3. Defaults upon Senior Securities

      None

Item 4. Submission of Matters to a Vote of Security Holders

      The Annual Meeting of Shareholders of Omega was held on April 28, 2003. At the Annual Meeting, the shareholders elected a class of directors for a term of three years, as described below.

        ---------------------------------------------------------------------
                        Name                  For         Withhold Authority
        ---------------------------------------------------------------------
        Raymond F. Agostinelli              5,862,717            72,554
        ---------------------------------------------------------------------
        David B. Lee                        5,574,266           361,005
        ---------------------------------------------------------------------

      The terms of the following directors continued after the annual meeting:

      Robert N. Oliver, Stanton R. Sheetz, Robert A. Szeyller, Philip E. Gingerich, D. Stephen Martz and James W. Powers, Sr.

Item 5. Other Information

      None

Item 6. Exhibits and Reports on Form 8-K

      (a)   Reports on Form 8K

            The Company filed a Form 8-K (Items 9 and 12) on April 25, 2003 regarding a financial earnings press release.

      Exhibits:

--------------------------------------------------------------------------------
 Exhibit
  Number     Description
--------------------------------------------------------------------------------
   31.1      Chief Executive Officer's Certificate for Section 302 Certification
--------------------------------------------------------------------------------
   31.2      Chief Financial Officer's Certificate for Section 302 Certification
--------------------------------------------------------------------------------
   32.1      Section 906 Certification by Chief Executive Officer
--------------------------------------------------------------------------------
   32.2      Section 906 Certification by Chief Financial Officer
--------------------------------------------------------------------------------

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  OMEGA FINANCIAL CORPORATION
                                                         (Registrant)


              July 30, 2003                By: /s/ David B. Lee
                   Date                        ---------------------------------
                                               David B. Lee
                                               Chairman and
                                               Chief Executive Officer


              July 30, 2003                    /s/ Daniel L. Warfel
                   Date                        ---------------------------------
                                               Daniel L. Warfel
                                               Executive Vice President and
                                               Chief Financial Officer