Form 10-Q
period 2003-09-30
OMEGA FINANCIAL CORP /PA/
filed 2003-10-30
CIK 705671

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549

                                    FORM 10-Q
                                   (Mark One)
             |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2003
                                       OR

            |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
             For the transition period from __________ to __________

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

Yes |X| No |_|

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.

                               Yes |X|     No |_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

       The number of shares outstanding of each of the issuer's classes of common stock as of October 29, 2003:
                8,097,797 shares of Common Stock, $5.00 par value

PART I.           Financial Information
Item 1.           Financial Statements

                  OMEGA FINANCIAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)
                                    Unaudited

                                                    September 30,   December 31,
                                                        2003            2002
                                                    -------------   ------------
Assets
Cash and due from banks ..........................   $    36,987    $    36,049

Interest bearing deposits with other banks .......         2,737          8,757
Federal funds sold ...............................            --         33,900

Investment securities available for sale .........       270,606        251,508

Total loans ......................................       795,629        779,830
  Less: Unearned discount ........................            (2)           (11)
        Allowance for loan losses ................       (10,876)       (11,052)
                                                     -----------    -----------
Net loans ........................................       784,751        768,767

Premises and equipment, net ......................        14,243         14,719
Bank-owned life insurance ........................        32,842         31,739
Other assets .....................................         9,995          9,118
                                                     -----------    -----------
TOTAL ASSETS .....................................   $ 1,152,161    $ 1,154,557
                                                     ===========    ===========

Liabilities and Shareholders' Equity
Deposits:
  Non-interest bearing ...........................   $   154,877    $   148,498
  Interest bearing ...............................       761,495        770,757
                                                     -----------    -----------
Total deposits ...................................       916,372        919,255

Short-term borrowings ............................        33,212         41,452
Other liabilities ................................         7,212         11,909
ESOP debt ........................................         2,601          2,832
Long-term debt ...................................        26,891         16,237
Other interest bearing liabilities ...............           776            762
                                                     -----------    -----------
TOTAL LIABILITIES ................................       987,064        992,447

Preferred stock, par value $5.00 per share:
  Authorized - 5,000,000 shares;
  Issued and outstanding -
    219,781 shares Series A Convertible ..........         5,000          5,000
Unearned compensation related to ESOP debt .......        (1,689)        (1,875)
Common stock, par value $5.00 per share:
  Authorized - 25,000,000 shares;
  Issued -
    9,664,589 shares at September 30, 2003;
    9,607,076 shares at December 31, 2002 ........        48,323         48,035
  Outstanding -
    8,080,044 shares at September 30, 2003;
    8,099,778 shares at December 31, 2002
Capital surplus ..................................        11,733         10,529
Retained earnings ................................       144,375        138,821
Accumulated other comprehensive income ...........         5,710          7,243
Cost of common stock in treasury:
   1,584,545 shares at September 30, 2003;
   1,507,298 shares at December 31, 2002 .........       (48,355)       (45,643)
                                                     -----------    -----------
TOTAL SHAREHOLDERS' EQUITY .......................       165,097        162,110
                                                     -----------    -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY .......   $ 1,152,161    $ 1,154,557
                                                     ===========    ===========

                  OMEGA FINANCIAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                        (In thousands, except share data)
                                    Unaudited

                                                    Three Months Ended         Nine Months Ended
                                                      September 30,              September 30,
                                                     2003         2002         2003         2002
                                                  ----------   ----------   ----------   ----------
Interest Income:
Interest and fees on loans                        $   11,716   $   13,353   $   36,238   $   40,002
Interest and dividends on investment securities        2,269        2,821        6,725        8,973
Other interest income                                     42           64          264          314
                                                  ----------   ----------   ----------   ----------
TOTAL INTEREST INCOME                                 14,027       16,238       43,227       49,289
Interest Expense:
Interest on deposits                                   2,897        4,257        9,536       13,997
Interest on short-term borrowings                         68          184          265          574
Interest on long-term debt and
  other interest bearing liabilities                     273          196          768          601
                                                  ----------   ----------   ----------   ----------
TOTAL INTEREST EXPENSE                                 3,238        4,637       10,569       15,172
                                                  ----------   ----------   ----------   ----------
NET INTEREST INCOME                                   10,789       11,601       32,658       34,117
Provision for loan losses                                100          150          350          630
                                                  ----------   ----------   ----------   ----------
INCOME FROM CREDIT ACTIVITIES                         10,689       11,451       32,308       33,487
Other Income:
Service fees on deposit accounts                       1,452        1,423        4,318        3,575
Service fees on loans                                    350          291        1,131          787
Earnings on bank-owned life insurance                    330          386        1,103        1,159
Trust fees                                               934          891        2,738        2,819
Gain (loss) on sale of loans and other assets              2            5          281           68
Net gains on investment securities                       257          259          987          409
Other                                                    829          786        2,477        2,367
                                                  ----------   ----------   ----------   ----------
TOTAL OTHER INCOME                                     4,154        4,041       13,035       11,184
Other Expense:
Salaries and employee benefits                         5,132        4,987       15,160       14,740
Net occupancy expense                                    587          564        1,773        1,690
Equipment expense                                        696          664        2,092        1,882
Data processing service                                  431          420        1,271        1,246
Other                                                  2,248        2,305        8,206        7,314
                                                  ----------   ----------   ----------   ----------
TOTAL OTHER EXPENSE                                    9,094        8,940       28,502       26,872
                                                  ----------   ----------   ----------   ----------
Income before taxes                                    5,749        6,552       16,841       17,799
Income tax expense                                     1,409        1,652        4,047        4,191
                                                  ----------   ----------   ----------   ----------
NET INCOME                                        $    4,340   $    4,900   $   12,794   $   13,608
                                                  ==========   ==========   ==========   ==========

Net income per common share:
  Basic                                           $     0.52   $     0.59   $     1.54   $     1.62
  Diluted                                         $     0.51   $     0.57   $     1.49   $     1.57
Weighted average shares and equivalents:
  Basic                                            8,086,052    8,183,890    8,096,768    8,214,545
  Diluted                                          8,517,424    8,627,913    8,529,741    8,651,377
Dividends declared per share:
   Common                                         $      .29   $      .28   $      .87   $      .84
   Preferred                                      $      .45   $      .45   $     1.35   $     1.35

                  OMEGA FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                    Unaudited

                                                                      Nine Months Ended
                                                                        September 30,
                                                                    --------------------
                                                                      2003        2002
                                                                    --------    --------
Cash flows from operating activities:
  Net income                                                        $ 12,794    $ 13,608
  Adjustments to reconcile net income to
        net cash provided by operating activities:
    Depreciation and amortization                                      3,839       2,607
    Provision for loan losses                                            350         630
    Gain on sale of investment securities                               (987)       (409)
    Non-monetary gift                                                     48          --
    Gain on sale of fixed assets
          and other property owned                                        (5)         (9)
    Gain on sale of loans                                               (276)        (59)
    Increase in deferred tax asset                                      (384)       (245)
    Increase in cash surrender value of bank owned life insurance     (1,103)     (1,159)
    Increase in interest receivable and other assets                    (507)       (123)
    Decrease in interest payable                                        (164)       (452)
    Increase in taxes payable                                             36         555
    Amortization of deferred net loan costs                             (557)       (204)
    Deferral of net loan fees                                            623         405
    Decrease in accounts payable
          and accrued expenses                                        (4,569)     (1,378)
                                                                    --------    --------
      Total adjustments                                               (3,656)        159
                                                                    --------    --------
Net cash provided by operating activities                              9,138      13,767

Cash flows from investing activities:
  Proceeds from the sale or maturity of:
    Investment securities available for sale                          73,985      86,664
  Purchase of:
    Investment securities available for sale                         (95,844)    (79,175)
    Investment securities held to maturity                                --      (1,208)
  Net change in interest bearing deposits with other banks             6,020      29,174
  Increase in loans                                                  (28,735)    (36,232)
  Gross proceeds from sale of loans                                   12,611       4,780
  Capital expenditures                                                (1,235)       (727)
  Sale of fixed assets and other property owned                           23         321
  Net change in federal funds sold                                    33,900       7,670
                                                                    --------    --------
Net cash provided by investing activities                                725      11,267

Cash flows from financing activities:
  Decrease in deposits, net                                           (2,883)     (8,262)
  Net change in short-term borrowings                                 (8,240)        471
  Issuance of long-term debt                                          11,500          --
  Principal payment on long-term debt                                   (846)       (782)
  Net change in other interest bearing liabilities                        14          19
  Dividends paid                                                      (7,344)     (7,120)
  Tax benefit from preferred stock dividend
           and stock option activity                                      94         302
  Issuance of common stock                                             1,492       3,071
  Acquisition of treasury stock                                       (2,712)     (8,308)
                                                                    --------    --------
Net cash used in financing activities                                 (8,925)    (20,609)
                                                                    --------    --------
Net increase in cash and due from banks                             $    938    $  4,425
                                                                    ========    ========

Cash and due from banks at beginning of period                      $ 36,049    $ 39,072
Cash and due from banks at end of period                              36,987      43,497
                                                                    --------    --------
Net increase in cash and due from banks                             $    938    $  4,425
                                                                    ========    ========

Interest paid                                                       $ 10,733    $ 15,624
Income taxes paid                                                      4,970       3,622

                  OMEGA FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

A.    Basis of Presentation:

      The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the nine months and three months ended September 30, 2003 are not necessarily indicative of the results that may be experienced for the year ending December 31, 2003 or any other interim period. For further information, refer to the Consolidated Financial Statements and Footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

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

      Two types of standby letters of credit are issued by Omega. Performance standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. These are generally contingent upon the failure of the customer to perform according to the terms of the underlying contract with the third party. Financial standby letters of credit are conditional commitments issued to guarantee the payment of a specified amount by a customer to a third party. These are generally contingent upon the failure of the customer to make payment of its financial obligation according to the terms of the underlying contract with the third party. At September 30, 2003, performance standby letters of credit issued and outstanding amounted to $6,027,000 as compared to $4,588,000 on December 31, 2002. Financial standby letters of credit issued and outstanding on September 30, 2003 amounted to $8,859,000 compared to $8,932,000 on December 31, 2002. These letters of credit are not reflected in the accompanying financial statements. Management does not anticipate any significant losses as a result of these transactions.

      At September 30, 2003, the Corporation had $162,052,000 outstanding in loan commitments and other unused lines of credit extended to its customers. Of this amount, $112,422,000, or 69.4%, were commercial commitments. The remaining amount of $49,630,000, were commitments to consumers for mortgage and home equity loans and personal lines of credit.

      Omega's Employee Stock Ownership Plan (ESOP) incurred debt in 1990 of $5,000,000, which is collateralized by a mortgage on the Corporation's administrative center and the Corporation's guarantee. As of September 30, 2003, the balance of the ESOP debt was $2,601,000 as compared to $2,832,000 at December 31, 2002.

C.    Comprehensive Income:

      Components of comprehensive income consist of the following:

                                                         Three Months Ended Sept. 30, 2003      Three Months Ended Sept. 30, 2002
                                                         Before     Tax Expense                 Before    Tax Expense
                                                          Tax           or       Net-of-Tax      Tax          or        Net-of-Tax
                                                         Amount      (Benefit)     Amount       Amount     (Benefit)      Amount
                                                        --------    -----------  ----------    --------   -----------   ----------
Net income                                              $  5,749     $  1,409     $  4,340     $  6,552     $  1,652     $  4,900
Other comprehensive income:
  Unrealized gains on available for sale securities:
  Unrealized holding gains (losses)
   arising during the period                              (1,259)        (441)        (818)       1,647          576        1,071
  Less reclassification adjustment for
   gains included in net income                             (257)         (90)        (167)        (259)         (91)        (168)
                                                        --------     --------     --------     --------     --------     --------
Other comprehensive income (loss)                         (1,516)        (531)        (985)       1,388          485          903
                                                        --------     --------     --------     --------     --------     --------
Total comprehensive income                              $  4,233     $    878     $  3,355     $  7,940     $  2,137     $  5,803
                                                        ========     ========     ========     ========     ========     ========

                                                         Nine Months Ended Sept. 30, 2003       Nine Months Ended Sept. 30, 2002
                                                         Before     Tax Expense                 Before    Tax Expense
                                                          Tax           or       Net-of-Tax      Tax         or         Net-of-Tax
                                                         Amount      (Benefit)    Amount        Amount    (Benefit)       Amount
                                                        --------    -----------  ----------    --------   -----------   ----------
Net income                                              $ 16,841     $  4,047     $ 12,794     $ 17,799     $  4,191     $ 13,608
Other comprehensive income:
  Unrealized gains on available for sale securities:
  Unrealized holding gains (losses)
   arising during the period                              (1,370)        (479)        (891)       3,652        1,278        2,374
  Less reclassification adjustment for
   gains included in net income                             (987)        (345)        (642)        (409)        (143)        (266)
                                                        --------     --------     --------     --------     --------     --------
Other comprehensive income (loss)                         (2,357)        (824)      (1,533)       3,243        1,135        2,108
                                                        --------     --------     --------     --------     --------     --------
Total comprehensive income                              $ 14,484     $  3,223     $ 11,261     $ 21,042     $  5,326     $ 15,716
                                                        ========     ========     ========     ========     ========     ========

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

                       Computations of Earnings per Share
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                    Three Months Ended September 30, 2003  Three Months Ended September 30, 2002
                                    -------------------------------------- -------------------------------------
                                        Income       Shares     Per-Share    Income       Shares     Per-Share
                                       Numerator   Denominator    Amount    Numerator   Denominator   Amount
                                    -------------------------------------- -------------------------------------
Net income                              $ 4,340                              $ 4,900
Less: Preferred stock dividends             (99)                                 (99)
                                        -------                              -------
Basic EPS
Income available to common
    shareholders                          4,241        8,086     $  0.52       4,801        8,184     $  0.59
                                                                 =======                              =======
Effect of Dilutive Securities
Impact of :
   Assumed conversion of preferred
      to common stock                                    346                                  346
   Assumed exercises of outstanding
      options                                             85                                   98
Preferred stock dividends
    available to common
    shareholders                             99                                   99
Elimination of tax benefit of
    allocated preferred dividends           (22)                                 (20)
Additional expense required to fund
    ESOP debt, net of tax impact              1                                   (1)
                                        -------                              -------
Diluted EPS
Income available to common
     shareholders plus assumed
     conversions                        $ 4,319        8,517     $  0.51     $ 4,879        8,628     $  0.57
                                        =======      =======     =======     =======      =======     =======

                                     Nine Months Ended September 30, 2003  Nine Months Ended September 30, 2002
                                     ------------------------------------- ------------------------------------
                                        Income       Shares     Per-Share    Income       Shares     Per-Share
                                       Numerator   Denominator   Amount     Numerator   Denominator   Amount
                                     ------------------------------------- ------------------------------------
Net income                              $12,794                              $13,608
Less: Preferred stock dividends            (297)                                (297)
                                        -------                              -------
Basic EPS
Income available to common
    shareholders                         12,497        8,097     $  1.54      13,311        8,214     $  1.62
                                                                 =======                              =======
Effect of Dilutive Securities
Impact of :
   Assumed conversion of preferred
      to common stock                                    346                                  346
   Assumed exercises of outstanding
      options                                             87                                   91
Preferred stock dividends
    available to common
    shareholders                            297                                  297
Elimination of tax benefit of
    allocated preferred dividends           (65)                                 (60)
Additional expense required to fund
    ESOP debt, net of tax impact              3                                   (4)
                                        -------                              -------
Diluted EPS
Income available to common
     shareholders plus assumed
     conversions                        $12,732        8,530     $  1.49     $13,544        8,651     $  1.57
                                        =======      =======     =======     =======      =======     =======

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

                                             Quarter ended September 30              Year To Date
                                                2003            2002             2003           2002
                                             ----------      ----------       ----------     ----------
Net income                    As reported     $  4,340        $  4,900        $ 12,794        $ 13,608
                              Pro forma          4,231           4,802          12,470          13,317
Compensation expense, net of tax                   109              98             324             291

Basic earnings per share      As reported     $   0.52        $   0.59        $   1.54        $   1.62
                              Pro forma           0.51            0.58            1.50            1.58

Diluted earnings per share    As reported     $   0.51        $   0.57        $   1.49        $   1.57
                              Pro forma           0.50            0.56            1.45            1.54

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

F.    Recent Accounting Pronouncements:

      In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities," (FIN 46). The objective of FIN 46 is to provide guidance on how to identify a variable interest entity (VIE) and determine when the assets, liabilities, noncontrolling interests, and results of operations of a VIE need to be included in a company's consolidated financial statements. A company that holds variable interests in an entity will need to consolidate the entity if the company's interest in the VIE is such that the company will absorb a majority of the VIE's expected losses and/or receive a majority of the VIE's expected residual returns, if they occur. FIN 46 also requires additional disclosures by primary beneficiaries and other significant variable interest holders. The requirements of Interpretation 46 applied upon issuance to VIEs created after January 31, 2003. Public companies must complete their evaluations of VIEs that existed prior to February 1, 2003, and the consolidation of those for which they are the primary beneficiary for financial statements issued for the first period ending after December 15, 2003. The provisions of FIN 46 are not expected to have a material impact on the Corporation's financial condition or results of operations.

G.    Subsequent Event:

      On October 15, 2003, the Trustee for the Employee Stock Ownership Plan
      (ESOP) (holder of all outstanding shares of Series A Convertible Preferred Stock) exercised its right to convert all 219,781 shares to common shares at a conversion ratio of 1.575 shares of common stock for one share of preferred stock. This resulted in the issuance of 346,155 common shares to the ESOP.

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

      Forward Looking Statements

      The information in this Report on Form 10-Q contains forward looking statements (as such term is defined in the Securities Exchange Act of 1934 and the regulations thereunder), including without limitation, statements as to the future loan and deposit volumes, the allowance and provision for possible loan losses, future interest rates and their effect on Omega's financial condition or results of operations, the classification of Omega's investment portfolio or as to trends or management's beliefs, expectations or opinions and other statements other than historical facts. Such forward looking statements are subject to risks and uncertainties and may be affected by various factors which may cause actual results to differ materially from those in the forward looking statements. In addition to the factors discussed in this report, certain risks, uncertainties and other factors, including without limitation, risks arising from economic conditions and related uncertainties, changes in interest rates, federal and state regulation, competition and the adequacy of the allowance and provision for loan losses, are discussed in the Company's 2002 Annual Report to Shareholders or in the Company's Annual Report on Form 10-K for the year ended December 31, 2002. Copies of these reports may be obtained from Omega upon request and without charge (except for the exhibits thereto) as described above.

--------------------------------------------------------------------------------
1.    Comparison of the Nine and Three Months Ended September 30, 2003 and 2002

                               Operations Overview

      A.    Nine months ended September 30, 2003 and 2002

      For the first nine months of 2003, income before taxes decreased by $958,000, or 5.4%, compared to the same period in 2002. Income from credit activities decreased $1,179,000, or 3.5%. Non-interest income increased $1,851,000 or 16.6%, while non-interest expense increased $1,630,000, or 6.1%.

      The tax provision for the first nine months of 2003 decreased by $144,000, or 3.4% when compared to the first nine months of 2002. The effective tax rate for this period rose from 23.5% in 2002 to 24.0% for the corresponding period in 2003. Net income decreased by $814,000, or 6.0%, in the first nine months of 2003 as compared to the same period in 2002.

      B.    Three months ended September 30, 2003 and 2002

      The third quarter's income before income taxes decreased $803,000, or 12.3% when compared to the same period in 2002. Income from credit activities decreased by $762,000, from $11,451,000 in the third quarter of 2002 to $10,689,000 in the third quarter of 2003. Non-interest income increased $113,000, or 2.8% and non-interest expense increased by $154,000, or 1.7%.

      After the income tax provision (which decreased by $243,000, or 14.7% compared to the same period in 2002) was deducted from earnings, net income was $560,000, or 11.4%, lower than the third quarter of 2002. The effective tax rate for the third quarter of 2003 was 24.5%, as compared to the third quarter of 2002 of 25.2%.

      Following are selected key ratios for the period:

--------------------------------------------------------------------------------
                                         Three Months Ended   Nine Months Ended
                                            September 30        September 30
                                         ------------------   ------------------
                                          2003       2002      2003       2002
                                         -------    -------   -------    -------
Return on average assets (annualized) ..   1.50%      1.71%     1.49%      1.57%
Return on average equity (annualized) ..  10.39      12.12     10.28      11.35
Dividend payout ratio (common) .........  54.00      46.38     55.08      50.53
Average equity to average assets .......  14.45      14.08     14.47      13.87
--------------------------------------------------------------------------------

                               Net Interest Income

      A.    Nine months ended September 30, 2003 and 2002

      Omega's net interest income for the first nine months of 2003 declined by $1,459,000, or 4.3%. Average earning assets decreased by $6,869,000, or 0.6% when compared to September 2002. Yield on earning assets was 5.44% in the first nine months of 2003 as compared to 6.17% in the first nine months of 2002. Cost to fund earning assets was 1.33% in the first nine months of 2003, 57 basis points lower than the 1.90% in the first nine months of 2002. On a fully tax equivalent basis, the net interest margin dropped by 20 basis points to 4.37% in the first nine months of 2003 from 4.57% in the same period in 2002. See the chart below for a comparison of the components of the net interest margin.

      B.    Three months ended September 30, 2003 and 2002

      The net interest spread, at 4.03% for the third quarter of 2003, was 33 basis points lower than the third quarter of 2002, with a $6,155,000 or 0.6% increase in average earning assets resulting in a 7.0% decrease in net interest income. Yield on earning assets in the third quarter of 2003 declined by 86 basis points when compared to 2002's third quarter, while cost of funding decreased by 53 basis points.

      Following are key net interest margin ratios (annualized):

--------------------------------------------------------------------------------
                                         Three Months Ended   Nine Months Ended
                                            September 30         September 30
                                         ------------------   ------------------
                                          2003       2002      2003       2002
                                         -------    -------   -------    -------
Yield on average earning assets ........  5.23%      6.09%      5.44%      6.17%
Cost to fund earning assets ............  1.20       1.73       1.33       1.90
Net interest margin ....................  4.03       4.36       4.11       4.27
Net interest margin - tax equivalent ...  4.29       4.66       4.37       4.57
--------------------------------------------------------------------------------

      At September 30, 2003, Omega had $461,921,000 of earning assets scheduled to reprice over the next twelve months as compared to $445,808,000 in interest-sensitive liabilities, resulting in a positive gap of $16,113,000, or 1.4% of assets. In order to predict net interest income at risk over the next twelve months based on hypothetical rate movements, a rate shock simulation was performed on the balance sheet. In the event that interest rates would decrease immediately by 100 basis points, results of the rate shock simulation suggest that Omega's net interest income over the next twelve months would decrease by approximately 3.0%, or $1,206,000. Conversely, the results of a rate shock simulation of an immediate 100 basis point increase in interest rates indicates an increase in net interest income of approximately $1,163,000, or 2.9% over a twelve-month period. These simulations assume no volume or mix changes in the balance sheet.

                               Loan Loss Provision

      In the third quarter of 2003, a loan loss provision of $100,000 was recorded, as compared to the $150,000 loan loss provision that was recorded in the third quarter of 2002. The change in the loan loss provision was reflective of the movement in non-performing loans during the quarter. In the third quarter of 2003, the provision decreased by $50,000 as compared to the second quarter of 2003, as non-performing loans decreased from $4,732,000 on June 30, 2003 to $3,911,000 on September 30, 2003. On September 30, 2002, non-performing loans were $4,426,000 and the provision for loan losses for the quarter was $150,000.

                            Other Income and Expense

      A.    Nine months ended September 30, 2003 and 2002

      Other income increased $1,851,000, or 16.6% in the first nine months of 2003 as compared to the same period in 2002. Excluding gains resulting from sales of investment securities, loans and other assets, normal operating non-interest income rose by $1,060,000, or 9.9%. Service fee income on deposit accounts increased by $743,000, or 20.8%, as a result of an overdraft coverage service that was initiated in the second quarter of 2002. Service fees on loans increased by $344,000, or 43.7% due to fees generated from increased activity in loan refinancings in the current rate environment. Trust fees declined in the first nine months of 2003 by $81,000, or 2.9% when compared to the same time period in 2002. Fee income from commissions received from insurance sales and investment services added $484,000 to non-interest income in the first nine months of 2003. These are new services offered by Omega, having begun in December 2002. Omega representatives function as agents and registered representatives in placing business with a broker-dealer and insurance brokers. Other non-interest income was $374,000 lower in the first nine months of 2003 than in the same period in 2002, due mostly to a reduction of premiums earned on the sale of credit life insurance.

      During the second quarter of 2003, Omega sold $10.1 million of first mortgage loans with servicing retained. A gain of $269,000 was recorded on that sale, representing the majority of the total gain on the sale of loans and other assets of $281,000 for the first nine months of 2003. This represents an increase of $213,000 over the same period in 2002. Certain investment securities were sold during the first nine months of 2003, resulting in gains of $987,000, $578,000 higher than in the same period in 2002.

      As a percentage of average assets, annualized other income net of gains on assets sold was 1.37% for the first nine months of 2003 as compared to
      1.24 % in the same period in 2002.

      Other expenses increased $1,630,000, or 6.1%, in the first nine months of 2003 as compared to the same period in 2002. Salaries and employee benefits increased $420,000, or 2.8%, in 2003 as compared to the same period in 2002, due primarily to normal salary and benefit increases. Occupancy and equipment expense in total increased by $293,000, or 8.2%. Increased costs for building maintenance, real estate tax and utilities caused occupancy expense to increase by $87,000 and computer and other technical related purchases and maintenance accounted for higher equipment expense of $208,000 in the first nine months of 2003 as compared to the same period in 2002. Other occupancy and equipment expenses netted to a decrease of $2,000 when comparing the two periods. Other non-interest expenses increased by $917,000 or 10.7%, compared to the same period in 2002. The bulk of this increase was related to accelerated amortization of $802,000 recorded in the second quarter of 2003 on investments in limited partnership low-income housing projects, due to declines in estimated residual values. The remainder of the increase in other non-interest expense reflected costs associated with supporting new revenue-generating services.

      As a percentage of average assets, annualized expenses for the nine months ended September 30, 2003 were 3.31% and were 3.11% for the same period in 2002.

      B.    Three months ended September 30, 2003 and 2002

      Other income increased $113,000, or 2.8% in the third quarter of 2003 as compared to the same period in 2002. Excluding gains on assets sold, other income improved by $118,000 or 3.1% when comparing the quarters. Service fees on deposit accounts increased by $29,000, or 2.0% while service fees on loans increased by $59,000, or 20.3%. Trust fees increased by $43,000, or 4.8%, in the third quarter of 2003 as compared to the same period in 2002. Earnings on bank-owned life insurance declined by $56,000, or 14.5%, as lower rates prevailed during the more recent period. Commissions from investment services and insurance sales added $201,000 to the quarter's revenues, but other non-interest income declined by $158,000, caused primarily by reduced premiums received on the sale of credit life insurance. Gains on the sale of securities and other assets were $5,000 lower during the third quarter of 2003 than 2002.

      As a percentage of average assets, annualized other income net of gains and losses was 1.35% for the third quarter of 2003 as compared to 1.32 % in the third quarter of 2002.

      Other expenses were $154,000, or 1.7% higher for the third quarter of 2003 than for the same period in 2002. Salaries and employee benefits were $145,000, or 2.9% higher in the third quarter of 2003 than the corresponding period in 2002.

      As a percentage of average assets, annualized expenses for the quarter ended September 30, 2003 were 3.15% and were 3.11% for the same period in 2002.

                               Federal Income Tax

      The effective tax rate for the nine months ended September 30, 2003 was 24.0%, compared to the same period in 2002 when the effective tax rate was 23.5%. For the third quarter of 2003, the effective tax rate was 24.5% compared to 25.2% in the third quarter of 2002.

2.    Investment Securities

      Management of the investment portfolio entails evaluation and realignment of the size and mix of the portfolio in order to balance various characteristics of the balance sheet, including asset quality, liquidity, yield relationships, maturity and tax planning. The following schedule details characteristics of the investment portfolio as of September 30, 2003 and December 31, 2002.

                                            Securities Classified as Available for Sale
                                                        Gross         Gross       Estimated
                                         Amortized   Unrealized     Unrealized     Market
September 30, 2003                          Cost        Gains         Losses       Value
                                         --------------------------------------------------
U.S. Treasury securities and
    obligations of other U.S. Govern-
    ment agencies and corporations       $ 135,677    $   1,767     ($    315)    $ 137,129
Obligations of state and
    political subdivisions                 108,917        2,454          (123)      111,248
Corporate securities                         3,873           50            (6)        3,917
Mortgage backed securities                   1,682           42            --         1,724
Equity securities                           11,673        4,929           (14)       16,588
                                         ---------    ---------     ---------     ---------
Total                                    $ 261,822    $   9,242     ($    458)    $ 270,606
                                         =========    =========     =========     =========

                                            Securities Classified as Available for Sale
                                                        Gross         Gross       Estimated
                                         Amortized    Unrealized    Unrealized     Market
December 31, 2002                          Cost         Gains         Losses       Value
                                         --------------------------------------------------
U.S. Treasury securities and
    obligations of other U.S. Govern-
    ment agencies and corporations       $ 131,970    $   3,408     $       0     $ 135,378
Obligations of state and
    political subdivisions                  86,058        3,118            --        89,176
Corporate securities                         7,233           84            --         7,317
Mortgage backed securities                   4,130          120            (4)        4,246
Equity securities                           10,980        4,453           (42)       15,391
                                         ---------    ---------     ---------     ---------
Total                                    $ 240,371    $  11,183     ($     46)    $ 251,508
                                         =========    =========     =========     =========

      Total investment securities as a percentage of total assets at September 30, 2003 and December 31, 2002 were 23.5% and 21.8%, respectively. Amortized cost of securities maturing or repricing in one year or less was $125,201,000 as of September 30, 2003, as compared to $101,388,000 on
      December 31, 2002. There was $210,000 in investments in instruments of foreign countries on September 30, 2003.

3.    Loans

      Net loans in the first nine months of 2003 increased by $15,984,000, or 2.1% from the balance at December 31, 2002, bringing the total to $784,751,000 at September 30, 2003. Mortgage and home equity loans increased $12.0 million since December 31, 2002 after giving effect to the sale by the Company of $10.1 million of mortgage loans to the secondary market. Commercial loan outstandings grew by $25.7 million over the same period. Personal consumer loans, however, declined by $11.8 million since year-end 2002. Of this decline, $4.7 million was a reduction in indirect, dealer-originated loans, due to aggressive competition with factory-financing opportunites in the automobile industry. Management believes that the general state of the regional economy, including some significant job losses, has also negatively affected the personal consumer loan business during the reporting period.

      Changes in the allowance for loan losses for the six months ended September 30, 2003 and 2002 were as follows (in thousands):

      --------------------------------------------------------------------------
                                                             2003        2002
                                                           --------    --------
      Balance at January 1 ...........................     $ 11,052    $ 11,224
      Charge-offs ....................................         (618)       (478)
      Recoveries .....................................           92          79
                                                           --------    --------
          Net charge-offs ............................         (526)       (399)
      Provision for loan losses ......................          350         630
                                                           --------    --------
      Balance at September 30 ........................     $ 10,876    $ 11,455
                                                           ========    ========

      --------------------------------------------------------------------------

      Management performs a quantitative analysis to support the adequacy of the allowance for loan losses. This analysis includes review of historical charge-off rates for loan categories, fluctuations and trends in the amount of classified loans and economic factors. Significant to this analysis is any change in observable trends that may be occurring relative to loans, to assess potential credit weaknesses. Current economic factors and trends in risk ratings are considered in the determination and allocation of the allowance for loan losses. The allowance for loan losses at September 30, 2003 and 2002 represented 1.37% and 1.45%, respectively, of the total loans outstanding, net of unearned interest.

      Set forth below is an analysis of Omega's non-performing loans as of September 30, 2003 as compared to December 31, 2002.

      --------------------------------------------------------------------------
                              Non-performing Loans
                                 (In thousands)

                                                      September 30, December 31,
                                                          2003          2002
                                                      ------------- ------------
      Non-accrual loans .............................   $  2,708     $  3,125
      Accruing loans past due 90 days or more .......        976          614
      Restructured loans ............................        227           12
                                                        --------     --------
      Total non-performing loans ....................   $  3,911     $  3,751
                                                        ========     ========

      Non-performing loans as percent of allowance ..       36.0%        33.9%
      --------------------------------------------------------------------------

      The increase in non-performing loans from December 31, 2002 to September 30, 2003 is primarily due to an increase in several commercial loans delinquent by more than 90 days as a result of experiencing a difficult business environment.

4.    Deposits and Other Sources of Funds

      Deposits provide the primary source of funding for loans and investment securities. At September 30, 2003, total deposits decreased by $2,883,000, or 0.3%, as compared to December 31, 2002. As of September 30, 2003, interest bearing deposits have decreased by $9,262,000, or 1.2% and non-interest bearing accounts have increased by $6,379,000 or 4.3%, when compared to December 31, 2002. Management believes that the decline in interest bearing deposits reflects the consumers' desire to maintain liquidity in the current low-rate environment.

      Borrowed funds are used as an additional source of funding for loans and investment securities as well as to fund the Corporation's share repurchase program. As of September 30, 2003, Omega had short-term borrowings (maturities within one year) in the amount of $33,212,000 and long-term debt in the amount of $26,891,000. At December 31, 2002, short-term borrowings were $41,452,000 and long-term debt was $16,237,000. This represents an overall increase in outstanding debt of $2,414,000, with long-term debt increasing by $10,654,000 and short-term borrowings decreasing by $8,240,000.

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

      At September 30, 2003, Omega and each of its banking subsidiaries met the regulatory definition of a "well capitalized" financial institution, i.e., a leverage ratio exceeding 5%, Tier 1 capital exceeding 6% and total capital exceeding 10%.

6.    Share Repurchase Program

      In January of 2003, the Board approved a new share repurchase program to begin immediately, authorizing management to buy back 10% of its common stock. At that time, there were 8,099,778 common shares outstanding with 809,978 shares eligible to be repurchased. This program will remain in effect through the earlier of December 31, 2003, or until the 10% limit is reached; however, it may be discontinued at any time. As of October 28, 2003, 82,247 shares have been repurchased in conjunction with this program.

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

Item 4. CONTROLS AND PROCEDURES

      Quarterly evaluation of the Company's Disclosure Controls and Internal Controls. Within the 90 days prior to the date of this Quarterly Report on Form 10-Q, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures under the supervision and with the participation of management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO").

      Based on this evaluation, the CEO and CFO concluded that the Company's disclosure controls and procedures are effective in reaching a reasonable level of assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission's rules and forms.

      The CEO and CFO also conducted an evaluation of internal control over financial reporting ("Internal Control") to determine whether any changes in Internal Controls occurred during the quarter that have materially affected or which are reasonably likely to materially affect Internal Controls. Based on that evaluation, there has been no such change during the quarter covered by this report.

      Limitations on the Effectiveness of Controls.

      A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. The Company conducts periodic evaluations of its internal controls to enhance, where necessary, its procedures and controls.

PART II. Other Information

Item 1. Legal Proceedings

      None

Item 2. Changes in Securities and Use of Proceeds

      None

Item 3. Defaults upon Senior Securities

      None

Item 4. Submission of Matters to a Vote of Security Holders

      None

Item 5. Other Information

      None

Item 6. Exhibits and Reports on Form 8-K

      (a)   Reports on Form 8-K

            The Company filed a Form 8-K (Items 9 and 12) on July 21, 2003 regarding it's financial earnings press release.

         Exhibits:

          Exhibit
          Number        Description
          -------       -----------

            31.1        Chief Executive Officer's Rule 13a-14/15d-14(a) (Section
                        302) Certification

            31.2        Chief Financial Officer's Rule 13a-14/15d-14(a) (Section
                        302) Certification

            32.1 Section 1350 (Section 906) Certification by Chief Executive Officer

            32.2 Section 1350 (Section 906) Certification by Chief Financial Officer

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                   OMEGA FINANCIAL CORPORATION
                                                 -------------------------------
                                                           (Registrant)


             October 29, 2003                By: /s/ David B. Lee
         ------------------------                -------------------------------
                   Date                          David B. Lee
                                                 Chairman and
                                                 Chief Executive Officer


             October 29, 2003                    /s/ Daniel L. Warfel
         ------------------------                -------------------------------
                   Date                          Daniel L. Warfel
                                                 Executive Vice President and
                                                 Chief Financial Officer