Form 10-K
period 2003-12-31
OMEGA FINANCIAL CORP /PA/
filed 2004-03-15
CIK 705671

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

      |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year ended December 31, 2003
                                       or

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

                               Yes |X|      No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.|_|

      Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act.

                               Yes |X|      No |_|

      The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold on June 30, 2003, the last business day of the registrant's most recently completed second fiscal quarter was $249,313,329. (1)

      There were 8,469,278 shares of the registrant's common stock outstanding as of February 24, 2004.

                       DOCUMENTS INCORPORATED BY REFERENCE

  (Specific sections incorporated are identified under applicable items herein)

      Certain portions of the Company's Annual Report to Shareholders for the year ended December 31, 2003 are incorporated by reference in Parts II and IV of this Report.

      With the exception of the information incorporated by reference in Parts II and IV of this Report, the Company's Annual Report to Shareholders for the year ended December 31, 2003 is not to be deemed "filed" with the Securities and Exchange Commission for any purpose.

      Certain portions of the Company's Proxy Statement to be filed in connection with its 2004 Annual Meeting of Shareholders are incorporated by reference in Part III of this Report; provided, however, that the Compensation Committee Report, the Audit Committee Report and the graph showing performance of the Company's stock and any other information in such Proxy Statement that is not required to be included in this Annual Report on Form 10-K, shall not be deemed to be incorporated herein or filed for the purposes of the Securities Act of 1933 or the Securities Exchange Act of 1934.

      Other documents incorporated by reference are listed in the Exhibit Index.

----------
(1) The aggregate dollar amount of the voting stock set forth equals the number of shares of the Company's Common Stock outstanding, reduced by the amount of Common Stock held by officers, directors, shareholders owning in excess of 10% of the Company's Common Stock and the Company's employee benefit plans multiplied by the last reported sale price for the Company's Common Stock on June 30, 2003, the last business day of the registrant's most recently completed second fiscal quarter. The information provided shall in no way be construed as an admission that any officer, director or 10% shareholder of the Company, or any employee benefit plan, may be deemed an affiliate of the Company or that such person or entity is the beneficial owner of the shares reported as being held by such person or entity, and any such inference is hereby disclaimed. The information provided herein is included solely for record keeping purposes of the Securities and Exchange Commission.

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

      As of December 31, 2003, the Bank operated an aggregate of 38 automated teller machines (ATMs) at various locations. The Bank is a member of the MAC/Star System and the "Plus System." The MAC/Star and Plus Systems operate nationwide.

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

      In November 2002, Omega Bank formed its subsidiary Omega Financial Company, LLC, a Delaware limited liability company whose purpose is to hold certain investments of the Company.

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

      In commercial transactions, the Company believes that the Bank's legal lending limit to a single borrower (approximately $23,230,000 as of December 31, 2003) enables it to compete effectively for the business of small and mid-sized businesses. However, this legal lending limit is considerably lower than that of various competing institutions and thus may act as a constraint on the Bank's effectiveness in competing for financings in excess of the limit.

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

      As a result of the repeal of the Glass-Steagall Act which separated the commercial and investment banking industries, all banking organizations are facing increased competition. See "Supervision and Regulation -
Gramm-Leach-Bliley Act".

SUPERVISION AND REGULATION

      The following discussion sets forth certain of the material elements of the regulatory framework applicable to bank holding companies and financial holding companies and their subsidiaries and provides certain specific information relevant to the Company and its subsidiaries. The regulatory framework is intended primarily for the protection of depositors, other customers and the federal deposit insurance funds and not for the protection of security holders. To the extent that the following information describes statutory and regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions. A change in applicable statutes, regulations or regulatory policy may have a material adverse effect on the business, assets or results of operations of the Company.

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

      Omega Bank. Omega Bank, as a national bank, is subject to the National Bank Act. The Bank also is subject to the supervision of, and is regularly examined by, the Office of the Comptroller of the Currency (the "OCC") and is required to furnish quarterly reports to the OCC. The approval of the OCC is required for the establishment of additional branch offices by any national bank, subject to applicable state law restrictions. Under current Pennsylvania law, banking institutions, such as the Bank, may establish branches within any county in Pennsylvania, subject to prior regulatory approval.

      Under the Community Reinvestment Act, as amended ("CRA"), a bank has a continuing and affirmative obligation, consistent with its safe and sound operation, to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the applicable regulatory agency to assess an institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution. The CRA requires public disclosure of an institution's CRA rating and requires that the applicable regulatory agency provide a written evaluation of an institution's CRA performance utilizing a four-tiered descriptive rating system. An institution's CRA rating is considered in determining whether to grant charters, branches and other deposit facilities, relocations, mergers, consolidations and acquisitions. Performance less than satisfactory may be the basis for denying an application. In addition, under applicable regulations a bank having a less than satisfactory rating is not entitled to participate on the bid list for FDIC offerings. For its most recent examinations, the Bank received a "satisfactory" rating.

      Omega Bank is a member of the Federal Deposit Insurance Corporation (the "FDIC") and a member of the Federal Reserve System and, therefore, is subject to additional regulation by these agencies. Some of the aspects of the lending and deposit business of the Bank that are regulated by these agencies include personal lending, mortgage lending and reserve requirements.

      The operations of the Bank is also subject to numerous Federal, state and local laws and regulations which set forth specific restrictions and procedural requirements with respect to interest rates on loans, the extension of credit, credit practices, the disclosure of credit terms and discrimination in credit transactions. The Bank also is subject to certain limitations on the amount of cash dividends that it can pay. See Note 20 of Notes to the Company's Consolidated Financial Statements, contained in the Company's 2003 Annual Report to Shareholders filed as Exhibit 13.1.

      The OCC has authority under the Financial Institutions Supervisory Act to prohibit national banks from engaging in any activity that, in the OCC's opinion, constitutes an unsafe or unsound practice in conducting their businesses. The FRB has similar authority with respect to the Company and the Company's non-bank subsidiaries.

      Deposits of the Bank are insured up to applicable limits by the FDIC and are subject to deposit insurance assessments to maintain the BIF. The insurance assessments are based upon a matrix that takes into account a bank's capital level and supervisory rating.

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

      Other. Central Pennsylvania Life Insurance Co. and Omega Insurance Agency, Inc. are subject to regulation by applicable state insurance regulatory authorities. The Company's non-bank subsidiaries are subject to the laws and regulations of both the federal government and various states in which they conduct business.

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

EMPLOYEES

      As of December 31, 2003, the Company had a total of 452 full-time employees and 79 part-time employees.

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

      Effect of Interest Rates on the Bank and the Company. The operations of financial institutions such as the Company are dependent to a large degree on net interest income, which is the difference between interest income from loans and investments and interest expense on deposits and borrowings. An institution's net interest income is significantly affected by market rates of interest that in turn are affected by prevailing economic conditions, by the fiscal and monetary policies of the federal government and by the policies of various regulatory agencies. At December 31, 2003, total interest bearing liabilities maturing or repricing within one year exceeded total interest earning assets maturing or repricing during the same time period by $35.483 million, representing a cumulative one-year sensitivity ratio of 1.08. Simulation of interest rate changes suggests that if interest rates decreased, net interest income would likely decrease over the next twelve months. Like all financial institutions, the Company's balance sheet is affected by fluctuations in interest rates. Volatility in interest rates can also result in disintermediation, which is the flow of funds away from financial institutions into direct investments, such as US Government and corporate securities and other investment vehicles, including mutual funds, which, because of the absence of federal insurance premiums and reserve requirements, generally pay higher rates of return than financial institutions. See "Item 7: Management's Discussion of Financial Condition and Results of Operations" and "Item 7A:
Quantitative and Qualitative Disclosure about Market Risk".

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

      As a result of the repeal of the Glass Steagall Act, which separated the commercial and investment banking industries, all banking organizations face an increase in competition. See "Item 1: Business - Supervision and Regulation - Gramm-Leach-Bliley Act".

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

      In addition, we will provide, at no cost, paper or electronic copies of our reports and other filings made with the SEC (except for exhibits). Requests should be directed to David N. Thiel, Corporate Secretary, 366 Walker Drive, State College, PA 16801.

      The information on the websites listed above, is not and should not be considered to be part of this annual report on Form 10-K and is not incorporated by reference in this document

Item 2: Properties

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

      Omega Bank

          117 South Allen Street, State College, PA (Main Office) (ATM) 222 South Allen Street, State College, PA
          1480 East College Ave., State College, PA (ATM)
          137 North Allegheny Street, Bellefonte, PA (ATM)
          Fourth and Olive Streets, Snow Shoe, PA
          121 W. Main Street, Rebersburg, PA
          101 E. Main Street, Millheim, PA
          400 East Boal Avenue, Boalsburg, PA (ATM)
          100 High Street, Port Matilda, PA (ATM)
          Main and Mill Streets, Loganton, PA
          201 Mill Street, Milesburg, PA
          32 East Market St., Lewistown, PA  (Main Office) (ATM)
          1250 West Fourth St., Lewistown, PA
          111 North Logan Blvd., Burnham, PA (ATM)
          Main Street, Mifflin, PA
          Main and Mill Streets, Thompsontown, PA
          10 Carriage House Lane, Reedsville, PA  (ATM)
          109 East Main Street, Allensville, PA
          Route 522 North, Lewistown, PA (ATM only)

          366 East College Avenue, State College, PA  (ATM)
          366 Walker Drive, State College, PA  (ATM Only)
          218 - 224 Allegheny Street, Hollidaysburg, PA
          113 West Allegheny Street, Martinsburg, PA (ATM)
          215 High Street, Williamsburg, PA
          3014 Pleasant Valley Boulevard, Altoona, PA (ATM)
          430 East 25th Avenue, Altoona, PA (ATM)
          431 Penn Street, Huntingdon, PA
          16-20 East Shirley Street, Mount Union, PA
          Main Street, Alexandria, PA
          Route 26, James Creek, PA
          911 Church Street, Saxton, PA
          8th and Main Street, Saxton, PA (ATM only)
          14th and Moore Streets, Huntingdon, PA (ATM)
          5th and Penn Streets, Huntingdon, PA

      The Bank operates branch offices and ATMs at the following locations that are leased by the Company. The leases for these properties have expiration dates ranging from 2004 to 2024.

      Branches
          460 Westerly Parkway, State College, PA (ATM)
          1811 South Atherton Street, State College, PA (ATM) building owned, land leased.
          1667 North Atherton Street, State College, PA  (ATM) building owned, land leased.
          Routes 45 and 144, Centre Hall, PA (ATM) building owned, land leased. 520 Third Avenue, Duncansville, PA (ATM)
          3014 Pleasant Valley Boulevard, Altoona, PA  (ATM)
          300 Spring Plaza, Roaring Spring, PA  (ATM)
          5812 Sixth Avenue, Altoona, PA (ATM) building owned, land leased. 1402 Logan Avenue, Tyrone, PA (ATM)
          Morrison's Cove Home, 429 South Market Street, Martinsburg, PA Westminster Woods, 360 Westminster Woods Drive, Huntingdon, PA Foxdale Village, 500 Marylyn Avenue, State College, PA
          205 Park Place, Bellefonte, PA (ATM)

      ATMs
          Weis Shopping Plaza, Mifflintown, PA
          414 East College Avenue, State College, PA
          Interstate 80 Exit 147 and Rt 144, Snow Shoe, PA
          Martin General Store, Route 22, Alexandria, PA
          Martin General Store, 300 High Street, Williamsburg, PA
          Service Mart of Mifflin, 2 Mowery Street, Mifflin, PA
          Centre County Visitors Center, 800 East Park Avenue, State College, PA Ingram's Market, Interstate 80 Exit 185, Rt. 477, Loganton, PA
          A Plus Convenience Store, 522 Allegheny St., Hollidaysburg, PA Lewistown Hospital, 400 Highland Ave., Lewistown, PA
          Walmart Plaza, Route 522N. Lewistown, PA

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

     Name            Age                    Position
     ----            ---                    --------

Daniel L. Warfel     57       Executive Vice President and Chief Financial
                              Officer of the Company since 1987; Executive Vice
                              President of Omega Bank since 1983.

Donita R. Koval      43       Executive Vice President of the Company since
                              2000; Chief Operating Officer of the Company since
                              2003; Senior Vice President of the Company since
                              1995; President and Chief Operating Officer of
                              Omega Bank since 2002.

David N. Thiel       60       Senior Vice President and Corporate Secretary of
                              the Company since 1987; Vice President, Secretary and Cashier of Omega Bank since 1973.

JoAnn N. McMinn      51       Senior Vice President and Corporate Controller of
                              the Company since 1988; Director of Investor
                              Relations since 2003; Vice President and
                              Controller of Omega Bank since 1976.

                                     PART II

Item 5: Market for the Registrant's Common Stock and Related Stockholder Matters

      Incorporated by reference from the section entitled "Common Stock Market Prices and Dividends" in the Company's Annual Report to Shareholders for the year ended December 31, 2003.

      For information regarding the Company's equity compensation plans, see
Item 12 hereof.

      In October 2003, the trustees of the Omega Employee Stock Ownership Plan elected to convert 219,781 shares of Class A cumulative convertible preferred stock into 346,155 shares of Omega Common Stock pursuant to a conversion right in such preferred stock. The issuance of the Common Stock was exempt from registration under the Securities Act pursuant to Section 3(a)(9) of the Securities Act.

      The Company did not sell any other equity securities during 2003 that were not registered under the Securities Act.

Item 6: Selected Financial Data

      Incorporated by reference from the section entitled "Selected Financial Data" in the Company's Annual Report to Shareholders for the year ended December 31, 2003.

Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations

      Incorporated by reference from the sections entitled "Management's Discussion and Analysis - Results of Operations" and "Financial Condition" in the Company's Annual Report to Shareholders for the year ended December 31, 2003.

Item 7A: Quantitative and Qualitative Disclosure about Market Risk

      Incorporated by reference from the sections entitled "Management's Discussion and Analysis - Financial Condition" in the Company's Annual Report to Shareholders for the year ended December 31, 2003.

Item 8: Financial Statements and Supplementary Data

      Incorporated by reference from the Company's Consolidated Financial Statements and the Notes to Consolidated Financial Statements thereto included in the Company's Annual Report to Shareholders for the year ended December 31, 2003.

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

      On April 5, 2002, Omega engaged Ernst & Young LLP as Omega's new principal accountants to audit Omega's consolidated financial statements. Accordingly, Ernst & Young LLP acted as Omega's independent public accountants for the years ended December 31, 2002 and 2003.

Item 9a: Controls and Procedures

Quarterly evaluation of the Company's Disclosure Controls and Internal Controls.

      The Company's management, with the participation of its chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13sa-15(e), as of December 31, 2003. Based on that evaluation, the Company's chief executive officer and chief financial officer concluded that the Company's disclosure controls and procedures were effective in reaching a reasonable level of assurance that management is timely alerted to material information relating to the Company during the period when the Company's periodic reports are being prepared.

      The Company's management, with the participation of the Company's chief executive officer and chief financial officer, also conducted an evaluation of the Company's internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), to determine whether any changes occurred during the quarter ended December 31, 2003 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. Based on that evaluation, there was no such change during the quarter ended December 31, 2003.

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

                                    PART III

Item 10: Directors and Executive Officers of the Registrant

      Incorporated by reference from the Company's Proxy Statement relating to the 2004 Annual Meeting of Shareholders to be filed pursuant to General Instruction G(3) to Form 10-K, except information concerning certain Executive Officers of the Company which is set forth in Item 4.1 hereof.

      Omega has adopted a Code of Conduct that applies to all of its directors, officers and employees. Additionally, it has adopted a Code of Ethics for Senior Financial Officers, which includes the Chief Executive Officer, the Chief Financial Officer and the Corporate Controller. Omega has made both documents available for review on its website at www.omegafinancial.com, under the Corporate Governance section.

Item 11: Executive Compensation

      Incorporated by reference from the Company's Proxy Statement relating to the 2004 Annual Meeting of Shareholders to be filed pursuant to General Instruction G(3) to Form 10-K.

Item 12: Security Ownership of Certain Beneficial Owners and Management

      Incorporated by reference from the Company's Proxy Statement relating to the 2004 Annual Meeting of Shareholders to be filed pursuant to General Instruction G(3) to Form 10-K.

Item 13: Certain Relationships and Related Transactions

      Incorporated by reference from the Company's Proxy Statement relating to the 2004 Annual Meeting of Shareholders to be filed pursuant to General Instruction G(3) to Form 10-K.

Item 14: Principal Accountant Fees and Services

      Incorporated by reference from the Company's Proxy Statement relating to the 2004 Annual Meeting of Shareholders to be filed pursuant to General Instruction G(3) to Form 10-K.

                                     PART IV

Item 15: Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a)   Documents filed as part of this report:

            (1) Financial Statements. The following consolidated financial statements and the notes thereto of the Company, which are included in the Company's Annual Report to Shareholders for the year ended December 31, 2003, and the report of independent public accountants which is also included in such Annual Report, are incorporated by reference into Item 8 of this Report:

      Consolidated Balance Sheets -
           December 31, 2003 and 2002

      Consolidated Statements of Income
           Years ended December 31, 2003, 2002 and 2001

      Consolidated Statements of Shareholders' Equity -
           Years ended December 31, 2003, 2002 and 2001

      Consolidated Statements of Cash Flows
           Years ended December 31, 2003, 2002 and 2001

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

      3.4(12)     Amended and Restated By-Laws of Omega

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

      *10.10(8)   1996 Employee Stock Option Plan

      *10.11(9)   Omega Bank, National Association Amended and Restated Salary
                  Continuation Agreement with David B. Lee

      *10.12(9)   Omega Bank, National Association Salary Continuation Agreement
                  with Daniel Warfel

      *10.13(10)  Omega Financial Corporation Employee Stock Ownership Plan
                  (Restated Effective January 1, 1997)

      *10.14(12)  Amendment No. 1 to Omega Employee Stock Ownership Plan

      *10.15(12)  Amendment No. 2 to Omega Employee Stock Ownership Plan

      *10.16(12)  Amendment No. 3 to Omega Employee Stock Ownership Plan

      *10.17(12)  Amendment No. 4 to Omega Employee Stock Ownership Plan

      *10.18(12)  Employment Agreement with D. Stephen Martz

      *10.19 Severance Agreement by and between Omega Financial Corporation and Daniel L. Warfel (filed herewith)

      *10.20 Severance Agreement by and between Omega Financial Corporation and Donita R. Koval (filed herewith)

      *10.21 First Amendment to the Omega Bank, National Association Amended and Restated Salary Continuation Agreement with David
                  B. Lee (filed herewith)

      *10.22      Employment Agreement with David B. Lee (filed herewith)

      *10.23 First Amendment to the Omega Bank, National Association Amended and Restated Salary Continuation Agreement with Daniel
                  L. Warfel (filed herewith)

      *10.24 Omega Bank, National Association Salary Continuation Agreement with Donita Koval (filed herewith)

      13.1 Annual Report to Shareholders for the year ended December 31, 2003 (such report, except for those portions expressly incorporated by reference in this Annual Report on Form 10-K, is furnished for the information of the Commission and is not to be deemed filed as part of this Report).

      14.1 Omega Financial Corporation Code of Ethics for Senior Financial Officers (filed herewith)

      16.1(11)    Letter concerning Change in Certifying Accountant

      21.1        Subsidiaries of the Registrant (filed herewith)

      23.1        Consent of Ernst and Young (filed herewith)

      31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15(d)-14(a) of the Securities Exchange Act, as amended

      31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15(d)-14(a) of the Securities Exchange Act, as amended

      32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002.

      (b) Reports on Form 8-K filed or furnished in the fourth quarter of 2003: Form 8-K dated October 24, 2003.

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

      (8) Incorporated by reference from Omega's Annual Report on Form 10-K for the year ended December 31, 1995.

      (9) Incorporated by reference from Omega's Annual Report on Form 10-K for the year ended December 31, 2000.

      (10) Incorporated by reference from Omega's Annual Report on Form 10-K for the year ended December 31, 2001.

      (11) Incorporated by reference from Omega's Annual Report on Form 8-K filed on April 11, 2002.

      (12) Incorporated by reference from Omega's Annual Report on Form 10-K for the year ended December 31, 2002.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           OMEGA FINANCIAL CORPORATION

      Date: 03/12/2004                     By: /s/ David B. Lee
                                           David B. Lee, Chairman of the Board,
                                           President and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures                                   Title                            Date
----------                                   -----                            ----


/s/ David B. Lee                Chairman of the Board, President and        03/12/2004
----------------                Chief Executive Officer and
David B. Lee                    Director (Principal Executive
                                Officer)



/s/ Daniel L. Warfel            Executive Vice President and                03/12/2004
--------------------            Chief Financial Officer (Principal
Daniel L. Warfel                Financial Officer)



/s/ JoAnn N. McMinn             Senior Vice President and Controller        03/12/2004
-------------------             (Principal Accounting Officer)
JoAnn N. McMinn



                                Director
-----------------------
Raymond F. Agostinelli


/s/ Philip E. Gingerich         Director                                    03/12/2004
-----------------------
Philip E. Gingerich


 /s/ D. Stephen Martz           Director and Business                       03/12/2004
---------------------           Development Officer
D. Stephen Martz


/s/ Robert N. Oliver            Director                                    03/12/2004
--------------------
Robert N. Oliver


/s/ James W. Powers, Sr.        Director                                    03/12/2004
------------------------
James W. Powers, Sr.


/s/ Stanton R. Sheetz           Director                                    03/12/2004
---------------------
Stanton R. Sheetz


/s/ Robert A. Szeyller          Director                                    03/12/2004
----------------------
Robert A. Szeyller