Form 10-Q
period 2004-03-31
OMEGA FINANCIAL CORP /PA/
filed 2004-05-06
CIK 705671

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

       The number of shares outstanding of each of the issuer's classes of common stock as of May 2, 2004:
                8,497,183 shares of Common Stock, $5.00 par value

PART I. Financial Information

Item 1. Financial Statements

                  OMEGA FINANCIAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)
                                    Unaudited

                                                               March 31,     December 31,
                                                                 2004           2003
                                                              -----------    ------------
Assets
Cash and due from banks                                       $    31,353    $    32,420

Interest bearing deposits with other banks                         15,317         10,682
Federal funds sold                                                 29,100         17,850

Investment securities available for sale                          216,675        240,539

Total loans                                                       787,216        788,144
Less: Allowance for loan losses                                   (10,451)       (10,569)
                                                              -----------    -----------
Net loans                                                         776,765        777,575

Premises and equipment, net                                        14,323         14,348
Bank-owned life insurance                                          37,488         37,134
Other assets                                                       10,849          9,618
                                                              -----------    -----------
TOTAL ASSETS                                                  $ 1,131,870    $ 1,140,166
                                                              ===========    ===========

Liabilities and Shareholders' Equity
Deposits:
  Non-interest bearing                                        $   149,662    $   155,702
  Interest bearing                                                748,825        751,878
                                                              -----------    -----------
Total deposits                                                    898,487        907,580

Short-term borrowings                                              31,516         33,263
Other liabilities                                                   7,464          6,950
ESOP debt                                                           2,441          2,521
Long-term debt                                                     21,305         21,600
Other interest bearing liabilities                                    807            813
                                                              -----------    -----------
TOTAL LIABILITIES                                                 962,020        972,727

Shareholders' Equity
Preferred stock, par value $5.00 per share:
  Authorized - 5,000,000 shares, none issued
Unearned compensation related to ESOP debt                         (1,564)        (1,624)
Common stock, par value $5.00 per share:
  Authorized - 25,000,000 shares;
  Issued -
    10,080,443 shares at March 31, 2004;
    10,048,368 shares at December 31, 2003                         50,402         50,242
  Outstanding -
    8,490,898 shares at March 31, 2004;
    8,458,823 shares at December 31, 2003
Capital surplus                                                    16,481         15,711
Retained earnings                                                 147,501        146,430
Accumulated other comprehensive income                              5,559          5,209
Cost of common stock in treasury:
    1,589,545 shares at March 31, 2004 and December 31, 2003      (48,529)       (48,529)
                                                              -----------    -----------
TOTAL SHAREHOLDERS' EQUITY                                        169,850        167,439
                                                              -----------    -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                    $ 1,131,870    $ 1,140,166
                                                              ===========    ===========

                  OMEGA FINANCIAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                        (In thousands, except share data)
                                    Unaudited

                                                         Three Months Ended
                                                              March 31,
                                                        2004            2003
                                                     -----------     -----------
Interest Income:
Interest and fees on loans                           $    11,197     $    12,322
Interest and dividends on investment securities            1,853           2,324
Other interest income                                         56              97
                                                     -----------     -----------
TOTAL INTEREST INCOME                                     13,106          14,743

Interest Expense:
Interest on deposits                                       2,692           3,404
Interest on short-term borrowings                             76             123
Interest on long-term debt and
  other interest bearing liabilities                         248             216
                                                     -----------     -----------
TOTAL INTEREST EXPENSE                                     3,016           3,743
                                                     -----------     -----------
NET INTEREST INCOME                                       10,090          11,000
Provision for loan losses                                     --             100
                                                     -----------     -----------
INCOME FROM CREDIT ACTIVITIES                             10,090          10,900

Other Income:
Service fees on deposit accounts                           1,339           1,404
Service fees on loans                                        281             402
Earnings on bank-owned life insurance                        354             386
Trust fees                                                   915             892
Gain on sale of loans and other assets                        (1)              4
Net gains on investment securities                             8              31
Other                                                        842             777
                                                     -----------     -----------
TOTAL OTHER INCOME                                         3,738           3,896

Other Expense:
Salaries and employee benefits                             4,955           4,939
Net occupancy expense                                        627             630
Equipment expense                                            702             715
Data processing service                                      423             419
Other                                                      2,526           2,673
                                                     -----------     -----------
TOTAL OTHER EXPENSE                                        9,233           9,376
                                                     -----------     -----------
Income before taxes                                        4,595           5,420
Income tax expense                                           991           1,198
                                                     -----------     -----------
NET INCOME                                           $     3,604     $     4,222
                                                     ===========     ===========

Net income per common share:
   Basic                                             $       .43     $       .51
   Diluted                                           $       .42     $       .49
Weighted average shares and equivalents:
   Basic                                               8,470,961       8,100,962
   Diluted                                             8,559,206       8,528,178
Dividends declared per share:
   Common                                            $       .30     $       .29
   Preferred                                                  --     $       .45

                  OMEGA FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                    Unaudited

                                                                      Three Months Ended
                                                                           March 31,
                                                                     ---------------------
                                                                       2004         2003
                                                                     --------     --------
Cash flows from operating activities:
  Net income                                                         $  3,604     $  4,222
  Adjustments to reconcile net income to
       net cash provided by operating activities:
    Depreciation and amortization                                       1,027          947
    Provision for loan losses                                              --          100
    Gain on sale of investment securities                                  (8)         (31)
    Gain on sale of fixed assets
       and other property owned                                            (1)          (1)
    Loss (gain) on sale of loans                                            2           (3)
    Decrease (increase) in deferred tax asset                              38         (115)
    Increase in cash surrender value of bank owned life insurance        (354)        (386)
    Increase in interest receivable and other assets                   (1,471)      (1,095)
    Increase (decrease) in interest payable                                 8          (52)
    Increase in taxes payable                                             937          936
    Amortization of deferred net loan fees                                (72)        (153)
    Deferral of net loan fees                                             763          216
    (Decrease) Increase in accounts payable and accrued expenses         (431)       8,079
                                                                     --------     --------
      Total adjustments                                                   438        8,442
                                                                     --------     --------
Net cash provided by operating activities                               4,042       12,664

Cash flows from investing activities:
  Proceeds from the sale or maturity of
    investment  securities available for sale                          29,502       28,229
  Purchase of investment
    securities available for sale                                      (5,559)     (21,348)
  Net change in interest bearing deposits with other banks             (4,635)      (6,884)
    Decrease (increase) in loans                                          119      (14,302)
  Gross proceeds from sale of loans                                        (2)       1,032
  Capital expenditures                                                   (552)        (330)
  Sale of fixed assets and other property owned                            12           --
  Net change in federal funds sold                                    (11,250)      10,400
                                                                     --------     --------
Net cash provided by (used in) investing activities                     7,635       (3,203)

Cash flows from financing activities:
  Decrease in deposits, net                                            (9,093)        (273)
  Net change in short-term borrowings                                  (1,747)      (9,661)
  Issuance of long term debt                                               --        6,500
  Principal payment on long-term debt                                    (295)        (277)
  Net change in other interest bearing liabilities                         (6)          (7)
  Dividends paid                                                       (2,545)      (2,449)
  Tax benefit from preferred stock dividend
     and stock option activity                                             12           13
  Issuance of common stock                                                930          703
  Acquisition of treasury stock                                            --         (269)
                                                                     --------     --------
Net cash used by financing activities                                 (12,744)      (5,720)
                                                                     --------     --------
Net increase (decrease) in cash and due from banks                   $ (1,067)    $  3,741
                                                                     ========     ========

Cash and due from banks at beginning of period                       $ 32,420     $ 36,049
Cash and due from banks at end of period                               31,353       39,790
                                                                     --------     --------
Net increase (decrease) in cash and due from banks                   $ (1,067)    $  3,741
                                                                     ========     ========

Interest paid                                                        $  3,008     $  3,795
Income taxes paid                                                          --          365

                  OMEGA FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

THREE MONTHS ENDED MARCH 31, 2004 AND 2003

A.    Basis of Presentation:

      The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be experienced for the year ending December 31, 2004 or any other interim period. For further information, refer to the Consolidated Financial Statements and Footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

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

      Standby letters of credit are instruments issued by the Corporation that guarantee the beneficiary payment by the bank in the event of default by the Corporation's customer in the non-performance of an obligation or service. Most standby letters of credit are extended for one-year periods. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Corporation holds collateral supporting those commitments for which collateral is deemed necessary. At March 31, 2004 standby letters of credit issued and outstanding amounted to $13,152,000 as compared to $13,118,000 on December 31, 2003. The fair market value of the standby letters of credit at March 31, 2004 and December 31, 2003 was $88,000 and $72,000, respectively. The fair market value of standby letters of credit is recorded as a liability in accordance with FIN 45.

      At March 31, 2004, the Corporation had $159,893,000 outstanding in loan commitments and other unused lines of credit extended to its customers. Of this amount, $49,167,000, or 30.7%, are commitments to consumers for mortgage and home equity loans and personal lines of credit. The remaining amounts of $110,726,000 are commercial commitments.


      Omega's Employee Stock Ownership Plan (ESOP) incurred debt in 1990 of $5,000,000, which is collateralized by a mortgage on the Corporation's administrative center and the Corporation's guarantee. As of March 31, 2004, the balance of the ESOP debt was $2,441,000 as compared to $2,521,000 at December 31, 2003.

C.    Comprehensive Income:

      Components of other comprehensive income consist of the following (in thousands):

                                                       Three Months Ended March 31, 2004   Three Months Ended March 31, 2003
                                                        Before   Tax Expense                Before   Tax Expense
                                                         Tax         or       Net-of-Tax     Tax         or       Net-of-Tax
                                                        Amount    (Benefit)     Amount      Amount    (Benefit)     Amount
                                                       --------  -----------  ----------   --------  -----------  ----------
Net income                                             $  4,595    $    991    $  3,604    $  5,420    $  1,198    $  4,222
Other comprehensive income:
  Unrealized gains on available for sale securities:
  Unrealized holding gains (losses)
   arising during the period                                546         191         355        (101)        (35)        (66)
  Less reclassification adjustment for
   gains included in net income                              (8)         (3)         (5)        (31)        (11)        (20)
                                                       --------    --------    --------    --------    --------    --------
Other comprehensive income (loss)                           538         188         350        (132)        (46)        (86)
                                                       --------    --------    --------    --------    --------    --------
Total comprehensive income                             $  5,133    $  1,179    $  3,954    $  5,288    $  1,152    $  4,136
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

                                                          (in thousands, except per share data)
                                           Quarter Ended March 31, 2004           Quarter Ended March 31, 2003
                                        ----------------------------------     -----------------------------------
                                         Income       Shares      Per-Share     Income        Shares      Per-Share
                                        Numerator   Denominator    Amount      Numerator    Denominator    Amount
                                        --------    -----------   ---------    --------     -----------   ---------
Net income                              $  3,604                               $  4,222

Less: Preferred stock dividends               --                                    (99)
                                        --------                               --------

Basic EPS
Income available to common
    shareholders                           3,604        8,471     $   0.43        4,123         8,101     $   0.51
                                                                  ========                                ========

Effect of Dilutive Securities
Impact of:
   Assumed conversion of preferred
      to common stock                                      --                                     346
   Assumed exercises of outstanding
      options                                              88                                      81
Preferred stock dividends
    available to common
    shareholders                              --                                     99
Elimination of tax benefit of
    allocated preferred dividends             --                                    (21)
Additional expense required to fund
    ESOP debt, net of tax impact              --                                      1
                                        ---------------------                  ----------------------

Diluted EPS
Income available to common
     shareholders plus assumed
     conversions                        $  3,604        8,559     $   0.42     $  4,202         8,528     $   0.49
                                        ==================================     ===================================

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

      The fair value was estimated at the date of grant using a Black-Scholes option-pricing model utilizing various assumptions. Compensation expense, net of related tax, amounted to $103,000 and $107,000 in the first quarter of 2004 and 2003, respectively and is included in the proforma net income reported below (in thousands, except per share data).

                                                         Quarter ended March 31,
                                                           2004           2003
                                                         --------       --------
          Net income                     As reported     $ 3,604        $ 4,222
                                         Pro forma         3,501          4,115

          Basic earnings per share       As reported     $  0.43        $  0.51
                                         Pro forma          0.42           0.50

          Diluted earnings per share     As reported     $  0.42        $  0.49
                                         Pro forma          0.41           0.48

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

F.    Recent Accounting Pronouncements:

      In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities," (FIN 46). The objective of FIN 46 is to provide guidance on how to identify a variable interest entity (VIE) and determine when the assets, liabilities, noncontrolling interests, and results of operations of a VIE need to be included in a company's consolidated financial statements. In December 2003, the FASB reissued FIN 46 with certain modifications and clarifications. Application of this guidance was effective for interest in certain VIEs commonly referred to as special-purpose entities as of December 31, 2003. Omega adopted FIN 46 on March 31, 2004. The Corporation does not expect the application of FIN 46 to have a material impact on financial condition or results of operations.

G.    Subsequent Event:

      On April 20, 2004, Omega and Sun Bancorp, Inc., parent company of SunBank, Mid-Penn Insurance Associates, Sun Investment Services, Bank Capital Services and Sentry Trust Company, announced that Omega had agreed to acquire Sun Bancorp, Inc. Under the terms of the merger agreement, Sun Bancorp shareholders will be entitled to receive either 0.664 shares of Omega common stock for each share of Sun Bancorp common stock or $23.25 in cash for each share held subject to pro rata allocation such that 20% of Sun Bancorp common stock shall be paid in cash and 80% will be in the form of Omega common stock. The definitive merger agreement has been approved unanimously by the Boards of Directors of both companies. The transaction is subject to all required regulatory approvals and approvals by Omega Financial Corporation and Sun Bancorp shareholders and certain other customary conditions. The transaction is anticipated to close late in the third quarter or early fourth quarter 2004.

                  OMEGA FINANCIAL CORPORATION AND SUBSIDIARIES

================================================================================

     Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

--------------------------------------------------------------------------------
Investment Considerations

      In analyzing whether to make, or to continue to make, an investment in Omega, investors should consider, among other factors, certain investment considerations more particularly described in "Item 1: Business - Investment Considerations" in the Company's Annual Report on Form 10-K for the year ended December 31, 2003. A copy of this report can be obtained from David N. Thiel, Senior Vice President, Omega Financial Corporation, 366 Walker Drive, State College, Pennsylvania 16801.

      Forward Looking Statements

      The information in this Report on Form 10-Q contains forward looking statements (as such term is defined in the Securities Exchange Act of 1934 and the regulations thereunder), including without limitation, statements as to the future loan and deposit volumes, the allowance and provision for possible loan losses, future interest rates and their effect on Omega's financial condition or results of operations, the classification of Omega's investment portfolio or as to trends or management's beliefs, expectations or opinions and other statements other than historical facts. Such forward looking statements are subject to risks and uncertainties and may be affected by various factors which may cause actual results to differ materially from those in the forward looking statements. In addition to the factors discussed in this report, certain risks, uncertainties and other factors, including without limitation, risks arising from economic conditions and related uncertainties, changes in interest rates, federal and state regulation, competition and the adequacy of the allowance and provision for loan losses, are discussed in the Company's 2003 Annual Report to Shareholders or in the Company's Annual Report on Form 10-K for the year ended December 31, 2003. Copies of these reports may be obtained from Omega upon request and without charge (except for the exhibits thereto) as described above.

--------------------------------------------------------------------------------
1.    Comparison of the Three Months Ended March 31, 2004 and 2003

                               Operations Overview

      Three months ended March 31, 2004 and 2003

      The first quarter's income before income taxes in 2004 decreased $825,000, or 15.2%, when compared to the same period in 2003. Net interest income decreased $910,000, or 8.3% and the loan loss provision decreased by $100,000, or 100%. Non-interest income decreased by $158,000 or 4.1% in the first quarter of 2004 when compared to the same period in 2003, while non-interest expense decreased by $143,000 or 1.5% during the same time period.

      After the income tax provision (which decreased by $207,000, or 17.3% compared to the same period in 2003) was deducted from earnings, net income was $618,000, or 14.6%, lower than the first quarter of 2003. The effective tax rate for the first quarter of 2004 was 21.6%, as compared to the first quarter of 2003 of 22.1%.

      Following are selected key ratios for the period:

      --------------------------------------------------------------------------
                                                             Three Months Ended
                                                                  March 31
                                                            --------------------
                                                              2004        2003
                                                            --------    --------
      Return on average assets (annualized).............      1.28%       1.48%
      Return on average equity (annualized).............      8.48       10.25
      Dividend payout ratio (common)....................     70.63       55.74
      Average equity to average assets..................     15.09       14.48
      --------------------------------------------------------------------------

                               Net Interest Income

      Three months ended March 31, 2004 and 2003

      The net interest margin, at 3.89% for the first quarter of 2004, was 31 basis points lower than the first quarter of 2003, with a $14,247,000 or 1.4% decrease in average earning assets in the first quarter of 2004 from the first quarter of 2003. Changes in volumes, net of differences caused by number of days in the period, resulted in a $74,000 increase in net interest income. Yield on earning assets in the first quarter of 2004 decreased by 58 basis points when compared to 2003's first quarter, while cost of funding decreased by 27 basis points; these changes in rates resulted in a decrease in net interest income of $984,000. In order to maximize net income, Omega invests in certain loans and securities whose earnings are exempt from federal income taxation and therefore have rates that are generally lower than rates on taxable instruments. During the first quarter of 2004, average tax-free assets owned were $8,197,000 more than in the first quarter of 2003, with average rates of 67 basis points less. When the net interest margin is adjusted for the tax benefit received from owning these instruments, it is referred to as the net interest margin on a fully tax-equivalent basis. Taking effect of the increased balances and decreased rates on tax-free assets in the first quarter of 2004, the net interest margin on a fully tax-equivalent basis was 4.12% compared to 4.46% in the first quarter of 2003.

      Following are key net interest margin ratios (annualized):

          ----------------------------------------------------------------
                                                       Three Months Ended
                                                            March 31,
                                                     ---------------------
                                                       2004         2003
                                                     ---------------------
          Yield on average earning assets.........     5.06%        5.64%
          ----------------------------------------------------------------
          Cost to fund earning assets.............     1.17         1.44
          ----------------------------------------------------------------
          Net interest margin.....................     3.89         4.20
          ----------------------------------------------------------------
          Net interest margin - tax equivalent....     4.12         4.46
          ----------------------------------------------------------------

      At March 31, 2004, Omega had $472,997,000 of earning assets scheduled to reprice over the next twelve months as compared to $474,511,000 in interest-sensitive liabilities, resulting in a negative gap of $1,514,000, or 0.1% of assets. In order to predict net interest income at risk over the next twelve months based on hypothetical rate movements, a rate shock simulation was performed on the balance sheet, assuming that interest rates would increase and decrease by 100 and 200 basis points. These simulations assume no volume or mix changes in the balance sheet. As the table below indicates, Omega is exposed to a loss of income over the next twelve months if interest rates fall. There have been no material changes in reported interest rate risk since December 31, 2003. For example, net interest income at risk for an immediate 100 basis point decrease in rates as of March 31, 2004 was $1,620,000, or 4.2%, of net interest income, compared to $1,541,000, or 3.9%, of net interest income at risk on December 31, 2003. Conversely, the results suggest that an immediate 100 basis point increase in interest rates would increase net interest income by approximately $1,608,000, or 4.2%, over a 12-month period.

               Effect of Interest Rate Risk on Net Interest Income
                                (in $ thousands)

           March 31, 2004                             December 31, 2003
--------------------------------------   ---------------------------------------

  Change in     Change in Net              Change in     Change in Net
Interest Rates    Interest     Percent   Interest Rates    Interest      Percent
(Basis Points)     Income      Change    (Basis Points)     Income       Change
--------------------------------------   ---------------------------------------
     200            3,261         8.5%         200           2,936         7.5%

     100            1,629         4.3%         100           1,465         3.7%

       0               --                        0              --

    (100)          (1,667)        4.4%        (100)         (1,541)        3.9%

    (200)          (4,161)       10.9%        (200)         (4,045)       10.3%

                               Loan Loss Provision

      In the first quarter of 2004, no loan loss provision was recorded, as compared to the $100,000 loan loss provision that was recorded in the first quarter of 2003. The change in the loan loss provision is reflective of the movement in non-performing loans from the previous quarter and an analysis of the adequacy of the allowance for loan loss reserve. In the first quarter of 2004, non-performing loans decreased by $131,000, or 3.8%, from $3,418,000 on December 31, 2003 to $3,287,000 on March 31,
      2004.

                            Other Income and Expense

      Three months ended March 31, 2004 and 2003

      Other income decreased $158,000, or 4.1%, in the first quarter of 2004 as compared to the same period in 2003. Service fee income on deposit accounts decreased by $65,000, or 4.6%. This has occurred primarily as a result of the Free Checking product introduced in the latter part of 2002. The product continues to gain popularity among Omega's customers, reducing traditional service fee income on deposits. Service fees on loans decreased by $121,000, or 30.1% due to reduced activity in loan rate modifications and refinancings. The lower rate environment has also caused a reduction in the rate earned on bank owned life insurance, causing a $32,000 decline in earnings on BOLI when comparing the first quarter results of 2004 and 2003. Trust fees increased in the first quarter of 2004 by $23,000, or 2.6% when compared to the same time period in 2003. Other non-interest income increased by a total of $65,000, due primarily to two factors. Fee income from commissions received from investment services and insurance sales increased by $105,000, or 100% in the first quarter of 2004. These are services offered by Omega Financial Corporation, beginning in December 2002. Omega representatives function as agents and registered representatives in placing business with a broker-dealer and insurance brokers. This increase in other non-interest income was offset by a reduction of $69,000 in premium earnings from Omega's reinsurance subsidiary. Gains on the sale of investment securities, loans and other assets were $28,000 lower in the first quarter of 2004 than in the first quarter of 2003.

      As a percentage of average assets, annualized other income net of gains on securities, loans and other assets was 1.33 % for the first quarter of 2004 as compared to 1.36 % for the same period in 2003.

      Other expenses decreased $143,000, or 1.5%, in the first quarter of 2004 as compared to the same period in 2003. Salaries and employee benefits increased $16,000, or 0.3%, in 2004 as compared to the same period in 2003. Occupancy and equipment expense in total decreased by $16,000, or 1.2%. Other non-interest expenses decreased by $147,000 or 5.5%, compared to the same period in 2003 as a result of cost saving initiatives by management.

      As a percentage of average assets, annualized expenses for the quarter ended March 31, 2004 were 3.28% and were 3.30% for the same period in 2003.

                               Federal Income Tax

      The effective tax rate for the three months ended March 31, 2004 was 21.6% compared to the same period in 2003 when the effective tax rate was 22.1%. This improvement was due primarily to the Corporation receiving increased tax deductions for dividends it paid on company stock held by the Employee Stock Ownership Plan.

2.    Investment Securities

      Management of the investment portfolio entails evaluation and realignment of the size and mix of the portfolio in order to balance various characteristics of the balance sheet, including asset quality, liquidity, yield relationships, maturity and tax planning. The following schedule details characteristics of the investment portfolio as of March 31, 2004 and December 31, 2003 (in thousands).

                                               Securities Classified as Available for Sale
                                                          Gross          Gross        Estimated
                                          Amortized     Unrealized     Unrealized       Market
March 31, 2004                               Cost         Gains          Losses         Value
                                          -----------------------------------------------------
U.S. Treasury securities and
    obligations of other U.S. Govern-
    ment agencies and corporations        $ 104,141     $     886      ($    167)     $ 104,860
Obligations of state and
    political subdivisions                   88,072         1,959            (12)        90,019
Corporate securities                          2,793            28             (4)         2,817
Mortgage backed securities                    1,123            29             --          1,152
Equity securities                            11,993         5,834             --         17,827
                                          -----------------------------------------------------
Total                                     $ 208,122     $   8,736      ($    183)     $ 216,675
                                          =====================================================

                                               Securities Classified as Available for Sale
                                                          Gross          Gross        Estimated
                                          Amortized     Unrealized     Unrealized       Market
December 31, 2003                            Cost         Gains          Losses         Value
                                          -----------------------------------------------------
U.S. Treasury securities and
    obligations of other U.S. Govern-
    ment agencies and corporations        $ 117,928     $     985      ($    583)     $ 118,330
Obligations of state and
    political subdivisions                   99,002         1,965           (139)       100,828
Corporate securities                          2,901            23            (13)         2,911
Mortgage backed securities                    1,298            34             --          1,332
Equity securities                            11,397         5,741             --         17,138
                                          -----------------------------------------------------
Total                                     $ 232,526     $   8,748      ($    735)     $ 240,539
                                          =====================================================

      Total investment securities as a percentage of total assets at March 31, 2004 and December 31, 2003 were 19.1% and 21.1%, respectively. Amortized cost of securities maturing or repricing in one year or less comprised 39.6% of the total amortized cost of investment securities of $208,122,000 as of March 31, 2004, as compared to 43.6% of total investment securities of $232,526,000 as of December 31, 2003. There was $210,000 in investments in instruments of foreign countries on March 31, 2004.

3.    Loans

      Net loans in the first three months of 2004 decreased by $810,000, or 0.1% from the balance at December 31, 2003, bringing the total to $776,765,000 at March 31, 2004. From December 31, 2003 to March 31, 2004, commercial loans increased by $6,464,000. Offsetting this increase was the decline in consumer mortgage and home equity loan outstanding balances of $6,594,000 during the same time period. Other consumer loan balances declined by $799,000 from December 31, 2003 to March 31, 2004.

      Changes in the allowance for loan losses for the three months ended March 31, 2004 and 2003 were as follows (in thousands):

--------------------------------------------------------------------------------
                                                          2004           2003
                                                        --------       --------
Balance at January 1 .............................      $ 10,569       $ 11,052

Charge-offs ......................................          (143)          (160)
Recoveries .......................................            25             42
                                                        --------       --------
    Net charge-offs ..............................          (118)          (118)

Provision for loan losses ........................            --            100
                                                        --------       --------

Balance at March 31 ..............................      $ 10,451       $ 11,034
                                                        ========       ========
--------------------------------------------------------------------------------

      Management performs a quantitative analysis to support the adequacy of the allowance for loan losses. This analysis includes review of historical charge-off rates for loan categories, fluctuations and trends in the amount of classified loans and economic factors. Significant to this analysis is any change in observable trends that may be occurring relative to loans, to assess potential credit weaknesses. Current economic factors and trends in risk ratings are considered in the determination and allocation of the allowance for loan losses. The allowance for loan losses at March 31, 2004 and 2003 represented 1.33% and 1.39%, respectively, of the total loans outstanding, net of unearned interest.

      Set forth below is an analysis of Omega's non-performing loans as of March 31, 2004 as compared to December 31, 2003.

--------------------------------------------------------------------------------
                              Non-performing Loans
                                 (In thousands)

                                                         March 31,  December 31,
                                                           2004        2003
                                                         --------   ------------
Non-accrual loans ...................................    $  2,623     $  2,588
Accruing loans past due 90 days or more .............         444          607
Restructured loans ..................................         220          223
                                                         --------     --------
Total non-performing loans ..........................    $  3,287     $  3,418
                                                         ========     ========

Non-performing loans as percent of allowance ........        31.5%        32.3%
--------------------------------------------------------------------------------

      The decrease in non-performing loans from December 31, 2003 to March 31, 2004 is primarily due to the decrease in loans delinquent by 90 days or more.

4.    Deposits and Other Sources of Funds

      Deposits provide the primary source of funding for loans and investment securities. At March 31, 2004, total deposits decreased by $9,093,000 as compared to December 31, 2003. As of March 31, 2004, interest bearing deposits decreased by $3,053,000, or 0.4% and non-interest bearing accounts decreased by $6,040,000 or 3.9%, when compared to December 31, 2003.

      Borrowed funds are used as an additional source of funding for loans and investment securities as well as to fund the Corporation's Stock Repurchase Program. As of March 31, 2004, Omega had short-term borrowings (maturities within one year) in the amount of $31,516,000 and long-term debt in the amount of $21,305,000. At December 31, 2003, short-term borrowings were $33,263,000 and long-term debt was $21,600,000. This represents an overall decrease in outstanding debt of $2,042,000, with long-term debt decreasing by $295,000 and short-term borrowings decreasing by $1,747,000.

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

      At March 31, 2004, Omega and each of its banking subsidiaries met the regulatory definition of a "well capitalized" financial institution, i.e., a leverage ratio exceeding 5%, Tier 1 capital exceeding 6% and total capital exceeding 10%.

6.    Share Repurchase Program

      In March of 2004, the Board approved a new share repurchase program to begin immediately, authorizing management to buy back up to 10% of Omega's outstanding common stock. At that time, there were 8,483,950 common shares outstanding with 848,395 shares eligible to be repurchased. This program will remain in effect through December 31, 2004, or until the 10% limit is reached; however, it may be discontinued at any time. As of March 31, 2004, no shares have been repurchased in conjunction with this program.

7.    Recent Development

      On April 20, 2004, Omega and Sun Bancorp, Inc., parent company of SunBank, Mid-Penn Insurance Associates, Sun Investment Services, Bank Capital Services and Sentry Trust Company, announced that Omega had agreed to acquire Sun Bancorp, Inc. Under the terms of the merger agreement, Sun Bancorp shareholders will be entitled to receive either 0.664 shares of Omega common stock for each share of Sun Bancorp common stock or $23.25 in cash for each share held subject to pro rata allocation such that 20% of Sun Bancorp common stock shall be paid in cash and 80% will be in the form of Omega common stock. The definitive merger agreement has been approved unanimously by the Boards of Directors of both companies. The transaction is subject to all required regulatory approvals and approvals by Omega Financial Corporation and Sun Bancorp shareholders and certain other customary conditions. The transaction is anticipated to close late in the third quarter or early fourth quarter 2004.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Omega is impacted by market risks, and has procedures in place to evaluate and mitigate these risks. These market risks and Omega's procedures are described in the Management's Discussion and Analysis section of the 2003 Annual Report to Shareholders. To the knowledge of Omega, there have been no material changes in the market risks that impact Omega or its procedures relative to these risks, since December 31, 2003.

Item 4. CONTROLS AND PROCEDURES

      Quarterly evaluation of the Company's Disclosure Controls and Internal Controls. The Company's management, with the participation of its chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of March 31, 2004. Based on that evaluation, the Company's chief executive officer and chief financial officer concluded that the Company's disclosure controls and procedures were effective in reaching a reasonable level of assurance that management is timely alerted to material information relating to the Company during the period when the Company's periodic reports are being prepared.

      During the quarter ended March 31, 2004, there has not occurred any change in the Company's internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

PART II. Other Information

Item 1. Legal Proceedings

      None of a material nature.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

      In March of 2004, Omega's Board approved a new share repurchase program to begin immediately, authorizing management to buy back up to 10% of Omega's outstanding common stock. At that time, there were 8,483,950 common shares outstanding with 848,395 shares eligible to be repurchased. This program will remain in effect through December 31, 2004, or until the 10% limit is reached; however, it may be discontinued at any time. As of March 31, 2004, no shares have been repurchased in conjunction with this program.

Item 3. Defaults upon Senior Securities

      None

Item 4. Submission of Matters to a Vote of Security Holders

      None

Item 5. Other Information

      None

Item 6. Exhibits and Reports on Form 8-K

      The Company filed a Form 8-K (Items 9 and 12) on January 26, 2004 regarding its financial earnings press release.

      The Company filed a Form 8-K (Items 9 and 12) on March 24, 2004 regarding a press release announcing a share repurchase program approved by the Board of Directors.

      Exhibits:

      --------------------------------------------------------------------------
      Exhibit
      Number      Description
      --------------------------------------------------------------------------

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


                                              OMEGA FINANCIAL CORPORATION
                                          -----------------------------------
                                                     (Registrant)


       May 5, 2004                    By: /s/ David B. Lee
-------------------------                 -----------------------------------
           Date                           David B. Lee
                                          Chairman and
                                          Chief Executive Officer


       May 5, 2004                        /s/ Daniel L. Warfel
-------------------------                 -----------------------------------
           Date                           Daniel L. Warfel
                                          Executive Vice President and
                                          Chief Financial Officer