Form 10-Q
period 2004-06-30
OMEGA FINANCIAL CORP /PA/
filed 2004-08-09
CIK 705671

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

       The number of shares outstanding of each of the issuer's classes of common stock as of August 3, 2004:
                8,443,996 shares of Common Stock, $5.00 par value

PART I.       Financial Information
Item 1.       Financial Statements

                  OMEGA FINANCIAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)
                                    Unaudited

                                                      June 30,      December 31,
                                                       2004            2003
                                                    -----------     ------------
Assets
Cash and due from banks                             $    31,494     $    32,420

Interest bearing deposits with other banks               19,650          10,682
Federal funds sold                                       28,200          17,850

Investment securities available for sale                242,976         240,539

Total loans                                             773,829         788,144
Less: Allowance for loan losses                         (10,226)        (10,569)
                                                    -----------     -----------
Net loans                                               763,603         777,575

Premises and equipment, net                              13,934          14,348
Bank-owned life insurance                                37,818          37,134
Other assets                                             12,195           9,618
                                                    -----------     -----------
TOTAL ASSETS                                        $ 1,149,870     $ 1,140,166
                                                    ===========     ===========

Liabilities and Shareholders' Equity
Deposits:
  Non-interest bearing                              $   157,656     $   155,702
  Interest bearing                                      759,002         751,878
                                                    -----------     -----------
Total deposits                                          916,658         907,580

Short-term borrowings                                    27,989          33,263
Other liabilities                                        14,502           6,950
ESOP debt                                                 2,360           2,521
Long-term debt                                           21,005          21,600
Other interest bearing liabilities                          840             813
                                                    -----------     -----------
TOTAL LIABILITIES                                       983,354         972,727

Shareholders' Equity
Preferred stock, par value $5.00 per share:
  Authorized - 5,000,000 shares, none issued
Unearned compensation related to ESOP debt               (1,502)         (1,624)
Common stock, par value $5.00 per share:
  Authorized - 25,000,000 shares;
  Issued -
    10,100,065 shares at June 30, 2004;
    10,048,368 shares at December 31, 2003               50,500          50,242
  Outstanding -
    8,440,520 shares at June 30, 2004;
    8,458,823 shares at December 31, 2003
Capital surplus                                          16,915          15,711
Retained earnings                                       148,956         146,430
Accumulated other comprehensive income                    2,643           5,209
Cost of common stock in treasury:
   1,659,545 shares at June 30, 2004;
   1,589,545 shares at December 31, 2003                (50,996)        (48,529)
                                                    -----------     -----------
TOTAL SHAREHOLDERS' EQUITY                              166,516         167,439
                                                    -----------     -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $ 1,149,870     $ 1,140,166
                                                    ===========     ===========

                  OMEGA FINANCIAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                        (In thousands, except share data)
                                    Unaudited

                                                      Three Months Ended           Six Months Ended
                                                           June 30,                    June 30,
                                                      2004          2003          2004          2003
                                                   ----------    ----------    ----------    ----------
Interest Income:
Interest and fees on loans                         $   10,995    $   12,200    $   22,192    $   24,522
Interest and dividends on investment securities         1,759         2,132         3,612         4,456
Other interest income                                      91           125           147           222
                                                   ----------    ----------    ----------    ----------
TOTAL INTEREST INCOME                                  12,845        14,457        25,951        29,200
Interest Expense:
Interest on deposits                                    2,643         3,235         5,335         6,639
Interest on short-term borrowings                          72            74           148           197
Interest on long-term debt and
  other interest bearing liabilities                      244           279           492           495
                                                   ----------    ----------    ----------    ----------
TOTAL INTEREST EXPENSE                                  2,959         3,588         5,975         7,331
                                                   ----------    ----------    ----------    ----------
NET INTEREST INCOME                                     9,886        10,869        19,976        21,869
Provision for loan losses                                  --           150            --           250
                                                   ----------    ----------    ----------    ----------
INCOME FROM CREDIT ACTIVITIES                           9,886        10,719        19,976        21,619
Other Income:
Service fees on deposit accounts                        1,577         1,462         2,916         2,866
Service fees on loans                                     366           379           647           781
Earnings on bank-owned life insurance                     330           387           684           773
Trust fees                                                884           912         1,799         1,804
Gain on sale of loans and other assets                      2           275             1           279
Net gains on investment securities                        203           699           211           730
Other                                                     922           871         1,764         1,648
                                                   ----------    ----------    ----------    ----------
TOTAL OTHER INCOME                                      4,284         4,985         8,022         8,881
Other Expense:
Salaries and employee benefits                          4,802         5,089         9,757        10,028
Net occupancy expense                                     559           556         1,186         1,186
Equipment expense                                         729           681         1,431         1,396
Data processing service                                   430           421           853           840
Other                                                   2,524         3,285         5,050         5,958
                                                   ----------    ----------    ----------    ----------
TOTAL OTHER EXPENSE                                     9,044        10,032        18,277        19,408
                                                   ----------    ----------    ----------    ----------
Income before taxes                                     5,126         5,672         9,721        11,092
Income tax expense                                      1,195         1,440         2,186         2,638
                                                   ----------    ----------    ----------    ----------
NET INCOME                                         $    3,931    $    4,232    $    7,535    $    8,454
                                                   ==========    ==========    ==========    ==========

Net income per common share:
  Basic                                            $     0.46    $     0.51    $     0.89    $     1.02
  Diluted                                          $     0.46    $     0.49    $     0.88    $     0.99
Weighted average shares and equivalents:
  Basic                                             8,469,327     8,103,453     8,470,144     8,102,215
  Diluted                                           8,532,528     8,541,569     8,545,729     8,531,939
Dividends declared per share:
   Common                                          $     0.30    $     0.29    $     0.60    $     0.58
   Preferred                                               --    $     0.45            --    $     0.90

                  OMEGA FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                    Unaudited

                                                                            Six Months Ended
                                                                                June 30,
                                                                         ---------------------
                                                                           2004         2003
                                                                         --------     --------
Cash flows from operating activities:
  Net income                                                             $  7,535     $  8,454
  Adjustments to reconcile net income to
       net cash provided by operating activities:
    Depreciation and amortization                                           2,076        2,739
    Provision for loan losses                                                              250
    Gain on sale of investment securities                                    (211)        (730)
    Non-monetary gift                                                          --           48
    Gain on sale of fixed assets
       and other property owned                                                (1)          (4)
    Loss (Gain) on sale of loans                                                2         (275)
    Decrease (Increase) in deferred tax asset                                  66         (359)
    Increase in cash surrender value of bank owned life insurance            (684)        (773)
    Increase in interest receivable and other assets                       (1,278)         (65)
    Decrease in interest payable                                              (20)        (119)
    Increase in taxes payable                                                 197           43
    Amortization of deferred net loan costs                                  (185)        (390)
    Deferral of net loan fees                                                 148          413
    Increase in accounts payable
       and accrued expenses                                                  (658)      (1,860)
                                                                         --------     --------
      Total adjustments                                                      (548)      (1,082)
                                                                         --------     --------
Net cash provided by operating activities                                   6,987        7,372

Cash flows from investing activities:
  Proceeds from the sale or maturity of
    investment  securities available for sale                              69,996       52,290
  Purchase of:
    Investment securities available for sale                              (69,092)     (55,783)
  Net change in interest bearing deposits with other banks                 (8,968)     (11,162)
  Decrease (increase)  in loans                                            14,009      (16,886)
  Gross proceeds from sale of loans                                            (2)      12,008
  Capital expenditures                                                       (740)        (900)
  Sale of fixed assets and other property owned                                12           10
  Net change in federal funds sold                                        (10,350)      20,350
                                                                         --------     --------
Net cash used in investing activities                                      (5,135)         (73)

Cash flows from financing activities:
  Increase in deposits, net                                                 9,078        7,105
  Net change in short-term borrowings                                      (5,274)     (15,301)
  Issuance of long term debt                                                   --       11,500
  Principal payment on long-term debt                                        (595)        (560)
  Net change in other interest bearing liabilities                             27           22
  Dividends paid                                                           (5,077)      (4,903)
  Tax benefit from preferred stock dividend and stock option activity          68           65
  Issuance of common stock                                                  1,462        1,358
  Acquisition of treasury stock                                            (2,467)      (1,855)
                                                                         --------     --------
Net cash used in financing activities                                      (2,778)      (2,569)
                                                                         --------     --------
Net (decrease) increase in cash and due from banks                       $   (926)    $  4,730
                                                                         ========     ========

Cash and due from banks at beginning of period                           $ 32,420     $ 36,049
Cash and due from banks at end of period                                   31,494       40,779
                                                                         --------     --------
Net (decrease) increase in cash and due from banks                       $   (926)    $  4,730
                                                                         ========     ========

Interest paid                                                            $  5,975     $  7,450
Income taxes paid                                                           1,916        3,555

                  OMEGA FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

SIX AND THREE MONTHS ENDED JUNE 30, 2004 AND 2003

A.    Basis of Presentation:

      The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the six months and three months ended June 30, 2004 are not necessarily indicative of the results that may be experienced for the year ending December 31, 2004 or any other interim period. For further information, refer to the Consolidated Financial Statements and Footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

      The accompanying Consolidated Financial Statements include Omega Financial Corporation (Omega), a bank holding company, and the combined results of its wholly owned banking and non-banking subsidiaries.

B.    Commitments, Contingent Liabilities and Guarantees:

      In the ordinary course of business, Omega makes commitments to extend credit to its customers through letters of credit and lines of credit.

      Standby letters of credit are instruments issued by the Corporation's bank subsidiary that guarantee the beneficiary payment by the bank in the event of default by the bank's customer in the non-performance of an obligation or service. Most standby letters of credit are extended for one-year periods. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The bank holds collateral supporting those commitments for which collateral is deemed necessary. At June 30, 2004 standby letters of credit issued and outstanding amounted to $12,870,000 as compared to $13,118,000 on December 31, 2003. The fair market value of the standby letters of credit at June 30, 2004 and December 31, 2003 was $97,000 and $72,000, respectively. The fair market value of standby letters of credit is recorded as a liability in accordance with FIN 45.

      At June 30, 2004, the bank had $165,913,000 outstanding in loan commitments and other unused lines of credit extended to its customers. Of this amount, $113,663,000, or 68.5%, were commercial commitments. The remaining amounts of $52,250,000 were commitments to consumers for mortgage and home equity loans and personal lines of credit

      Omega's Employee Stock Ownership Plan (ESOP) incurred debt in 1990 of $5,000,000, which is collateralized by a mortgage on the Corporation's administrative center and the Corporation's guarantee. As of June 30, 2004, the balance of the ESOP debt was $2,360,000 as compared to $2,521,000 at December 31, 2003.

C.    Investment Securities:

      In accordance with the disclosure requirements of EITF 03-01, the following table shows gross unrealized losses and fair value, aggregated by category and length of time that individual investment securities have been in a continuous unrealized loss position, at June 30, 2004 (in thousands):

                                                              Less Than 12 Months         12 Months or Longer
                                                           ------------------------    ------------------------
                                                              Fair       Unrealized       Fair       Unrealized
                                                              Value        Losses         Value        Losses
                                                           ----------    ----------    ----------    ----------
Description of Securities
U.S. Treasury securities and obligations of other
   U.S. Government agencies and corporations ..........    $   78,017    $      943    $   16,168    $      696
Obligations of state and political subdivisions .......        25,569           342         2,310            61
Corporate and other securities ........................         1,081            18           882            18
Mortgage-backed securities ............................        15,637           165            --            --
                                                           ----------    ----------    ----------    ----------
Subtotal, debt securities .............................       120,304         1,468        19,360           775
                                                           ==========    ==========    ==========    ==========
Common stock...........................................           226             4            --            --
                                                           ----------    ----------    ----------    ----------
Total temporarily impaired securities .................    $  120,530    $    1,472    $   19,360    $      775
                                                           ==========    ==========    ==========    ==========

      The unrealized losses noted above are considered to be temporary impairments, as the majority of the investments are debt securities whose decline in value is due only to interest rate fluctuations. As a result, the payment of contractual cash flows, including principal repayment, is not at risk. Management has the intent and ability to hold these investments until market recovery or maturity. Debt securities with unrealized losses for a period of less than 12 months includes 46 investments in US Government agency debt securities, 9 investments in mortgage-backed securities, 7 investments in corporate securities and 60 investments in obligations of state and municipal subdivisions. Debt securities with unrealized losses for a period of 12 months or longer includes 9 investments in US Government agency debt securities, 6 investments in corporate securities and 5 investments in obligations of state and municipal subdivisions. Debt securities included in the above table have maturity or pre-refund dates ranging from October 2004 to December 2017. The unrealized loss position for each security ranges from .01% to 5.20% of the securities' amortized cost as of June 30, 2004. Unrealized losses for a period of less than 12 months on common stock include investment in 2 equity issues.

D.    Income Taxes:

      The effective tax rate for the six months ended June 30, 2004 was 22.5%, compared to the same period in 2003 when the effective tax rate was 23.8%. For the second quarter of 2004, the effective tax rate was 23.3% compared to 25.4% in the second quarter of 2003. These decreases in effective tax rates from 2003 to 2004 are the effect of the Corporation receiving increased tax deductions for dividends it paid on company stock held by the Employee Stock Ownership Plan.

E.    Comprehensive Income:

      Components of other comprehensive income consist of the following (in thousands):

                                                 Three Months June 30, 2004                Three Months June 30, 2003
                                            ----------------------------------------     ----------------------------------------
                                              Before      Tax Expense                      Before      Tax Expense
                                               Tax            or          Net-of-Tax        Tax            or          Net-of-Tax
                                              Amount       (Benefit)        Amount         Amount       (Benefit)        Amount
                                            ----------    -----------     ----------     ----------    -----------     ----------
Net income                                  $    5,126     $    1,195     $    3,931     $    5,672     $    1,440     $    4,232
Other comprehensive income:
Unrealized gains on available for sale
   securities:
   Unrealized holding losses arising
      during the period                         (4,283)        (1,499)        (2,784)             3              1              2
   Less reclassification adjustment for
      gains included in net income                (203)           (71)          (132)          (699)          (245)          (454)
                                            ----------     ----------     ----------     ----------     ----------     ----------
Other comprehensive income (loss)               (4,486)        (1,570)        (2,916)          (696)          (244)          (452)
                                            ----------     ----------     ----------     ----------     ----------     ----------
Total comprehensive income                  $      640     $     (375)    $    1,015     $    4,976     $    1,196     $    3,780
                                            ==========     ==========     ==========     ==========     ==========     ==========

                                                   Six Months June 30, 2004                     Six Months June 30, 2003
                                            ----------------------------------------     ----------------------------------------
                                              Before       Tax Expense                     Before       Tax Expense
                                               Tax             or         Net-of-Tax        Tax             or          Net-of-Tax
                                              Amount        (Benefit)       Amount         Amount        (Benefit)        Amount
                                            ----------     ----------     ----------     ----------     ----------     ----------
Net income                                  $    9,721     $    2,186     $    7,535     $   11,092     $    2,638     $    8,454
Other comprehensive income:
Unrealized gains on available for sale
   securities:
   Unrealized holding losses arising
      during the period                         (3,737)        (1,308)        (2,429)           (98)           (34)           (64)
   Less reclassification adjustment for
      gains included in net income                (211)           (74)          (137)          (730)          (256)          (474)
                                            ----------     ----------     ----------     ----------     ----------     ----------
Other comprehensive income (loss)               (3,948)        (1,382)        (2,566)          (828)          (290)          (538)
                                            ----------     ----------     ----------     ----------     ----------     ----------
Total comprehensive income                  $    5,773     $      804     $    4,969     $   10,264     $    2,348     $    7,916
                                            ==========     ==========     ==========     ==========     ==========     ==========

F.    Earnings Per Share Data:

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

                       Computations of Earnings per Share
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                         Three Months Ended June 30, 2004       Three Months Ended June 30, 2003
                                        ----------------------------------     -----------------------------------
                                         Income       Shares     Per-Share      Income       Shares      Per-Share
                                        Numerator   Denominator    Amount      Numerator   Denominator     Amount
                                        ----------------------------------     -----------------------------------
Net income                              $  3,931                               $  4,232
Less: Preferred stock dividends               --                                    (99)
                                        --------                               --------
Basic EPS
Income available to common
    shareholders                           3,931        8,469     $   0.46        4,133         8,103     $   0.51
                                                                  ========                                ========
Effect of Dilutive Securities
Impact of:
   Assumed conversion of preferred
      to common stock                                      --                                     346
   Assumed exercises of outstanding
      options                                              63                                      92
Preferred stock dividends
    available to common
    shareholders                              --                                     99
Elimination of tax benefit of
    allocated preferred dividends             --                                    (21)
Additional expense required to fund
    ESOP debt, net of tax impact              --                                      1
                                        ---------------------                  ----------------------
Diluted EPS
Income available to common
     shareholders plus assumed
     conversions                        $  3,931        8,532     $   0.46     $  4,212         8,541     $   0.49
                                        ==================================     ===================================

                                          Six Months Ended June 30, 2004         Six Months Ended June 30, 2003
                                        ----------------------------------     -----------------------------------
                                         Income       Shares     Per-Share      Income       Shares      Per-Share
                                        Numerator   Denominator    Amount      Numerator   Denominator     Amount
                                        ----------------------------------     -----------------------------------
Net income                              $  7,535                               $  8,454
Less: Preferred stock dividends               --                                   (198)
                                        --------                               --------
Basic EPS
Income available to common
    shareholders                           7,535        8,470     $   0.89        8,256         8,102     $   1.02
                                                                  ========                                ========
Effect of Dilutive Securities
Impact of :
   Assumed conversion of preferred
      to common stock                                      --                                     346
   Assumed exercises of outstanding
      options                                              76                                      84
Preferred stock dividends
    available to common
    shareholders                              --                                    198
Elimination of tax benefit of
    allocated preferred dividends             --                                    (43)
Additional expense required to fund
    ESOP debt, net of tax impact              --                                      2
                                        ---------------------                  ----------------------
Diluted EPS
Income available to common
     shareholders plus assumed
     conversions                        $  7,535        8,546     $   0.88     $  8,413         8,532     $   0.99
                                        ==================================     ===================================

G.    Summary of Significant Accounting Policies:

      Stock-based compensation

      Omega accounts for stock-based compensation using the intrinsic value method in accordance with Accounting Principles Board (APB) Opinion 25, "Accounting for Stock Issued to Employees", and has adopted the disclosure provisions of FASB No. 148, "Accounting for Stock-Based Compensation". The following pro forma information regarding net income and earnings per share assumes the adoption of Statement No. 123 for stock options granted subsequent to December 31, 1994. The estimated fair value of the options is amortized to expense over the vesting period.

      The fair value was estimated at the date of grant using a Black-Scholes option-pricing model utilizing various assumptions. Compensation expense, net of related tax, is included in the pro forma net income reported below (in thousands, except per share data).

                                               Quarter ended June 30          Year To Date
                                                 2004         2003         2004         2003
                                               --------     --------     --------     --------
Net income                     As reported     $  3,931     $  4,232     $  7,535     $  8,454
                               Pro forma          3,827        4,125        7,328        8,239
Compensation expense, net of tax                    104          107          207          215

Basic earnings per share       As reported     $   0.46     $   0.51     $   0.89     $   1.02
                               Pro forma           0.45         0.50         0.87         0.99

Diluted earnings per share     As reported     $   0.46     $   0.49     $   0.88     $   0.99
                               Pro forma           0.45         0.48         0.86         0.96

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

H.    Recent Accounting Pronouncements:

      In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities," (FIN 46). The objective of FIN 46 is to provide guidance on how to identify a variable interest entity (VIE) and determine when the assets, liabilities, noncontrolling interests, and results of operations of a VIE need to be included in a company's consolidated financial statements. In December 2003, the FASB reissued FIN 46 with certain modifications and clarifications. Application of this guidance was effective for interest in certain VIEs commonly referred to as special-purpose entities as of December 31, 2003. Omega adopted FIN 46 on March 31, 2004. The application of FIN 46 did not have a material impact on its financial condition or results of operations.

I.    Pending Acquisition:

      On April 20, 2004, Omega and Sun Bancorp, Inc., parent company of SunBank, Mid-Penn Insurance Associates, Sun Investment Services, Bank Capital Services and Sentry Trust Company, announced that Omega had agreed to acquire Sun Bancorp, Inc. Under the terms of the merger agreement, Sun Bancorp shareholders will be entitled to receive either 0.664 shares of Omega common stock for each share of Sun Bancorp common stock or $23.25 in cash for each share held subject to pro rata allocation such that 20% of Sun Bancorp common stock will be paid in cash and 80% will be in the form of Omega common stock. The definitive merger agreement has been approved unanimously by the Boards of Directors of both companies. The transaction is subject to all required regulatory approvals and approvals by Omega Financial Corporation and Sun Bancorp shareholders and certain other customary conditions. Special meetings for shareholders will be held on September 9, 2004 to vote on the transaction. The transaction is anticipated to close late in the third quarter or early fourth quarter 2004.

      The acquisition will be accounted for as a purchase. Purchase accounting requires the Corporation to allocate the total purchase price of the acquisition to the assets acquired and liabilities assumed, based on their respective fair values at the acquisition date, with any remaining acquisition cost being recorded as goodwill. Resulting goodwill balances are then subject to an impairment review on at least an annual basis. The results of Sun Bancorp's operations will be included in the Corporation's financial statements prospectively from the date of the acquisition.

      The total purchase price is estimated to be approximately $189 million, which includes the value of the Corporation's stock to be issued, Sun Bancorp options to be converted and certain acquisition costs. Acquisition costs currently deferred, and included in other assets as of June 30, 2004 was $721,000. The estimated fair value of the net assets of Sun Bancorp as of June 30, 2004 were $44 million, and accordingly, the purchase price exceeds the estimated fair value of the net assets by approximately$145 million as of this date. The total purchase price will be allocated to the net assets acquired as of the merger effective date, based on fair market values at that date. The Corporation expects to record a core deposit intangible asset and goodwill as a result of the purchase accounting.

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

1.    Comparison of the Six and Three Months Ended June 30, 2004 and 2003

                               Operations Overview

      A.    Six months ended June 30, 2004 and 2003

      For the first six months of 2004, income before income taxes decreased by $1,371,000, or 12.4%, compared to the same period in 2003. Income from credit activities decreased $1,643,000, or 7.6%. Non-interest income decreased $859,000 or 9.7% while non-interest expense decreased $1,131,000, or 5.8%.

      The tax provision for the first six months of 2004 decreased by $452,000, or 17.1% when compared to the first six months of 2003. The effective tax rate for this period decreased from 23.8% in 2003 to 22.5% for the corresponding period in 2004. Net income decreased by $919,000, or 10.9%, in the first six months of 2004 as compared to the same period in 2003.

      B.    Three months ended June 30, 2004 and 2003

      The second quarter's income before income taxes decreased $546,000 when compared to the same period in 2003. Income from credit activities decreased by $833,000, from $10,719,000 in the second quarter of 2003 to $9,886,000 in the second quarter of 2004. Non-interest income decreased $701,000, or 14.1% and non-interest expense decreased by $988,000, or 9.8%.

      After the income tax provision (which decreased by $245,000, or 17.0% compared to the same period in 2003) was deducted from earnings, net income was $301,000, or 7.1%, lower than the second quarter of 2003. The effective tax rate for the second quarter of 2004 was 23.3%, as compared to the second quarter of 2003 of 25.4%.

      Following are selected key ratios for the period:

                                                Three Months Ended        Six Months Ended
                                                     June 30                  June 30
                                              ----------------------    --------------------
                                                2004         2003         2004         2003
                                              --------     --------     --------     --------
Return on average assets (annualized) .....      1.38%        1.47%        1.33%        1.48%
Return on average equity (annualized) .....      9.19        10.18         8.84        10.22
Dividend payout ratio (common) ............     64.40        55.53        67.38        55.64
Average equity to average assets ..........     15.00        14.47        15.05        14.48

                               Net Interest Income

      A.    Six months ended June 30, 2004 and 2003

      The net interest margin, at 3.84% for the first six months of 2004, was 30 basis points lower than the first six months of 2003, with a $13,238,000 or 1.3% decrease in average earning assets in the first six months of 2004 as compared to the first six months of 2003. Yield on earning assets in the first six months of 2004 decreased by 55 basis points when compared to 2003's first six months, while cost of funding decreased by 25 basis points; these changes in rates resulted in a decrease in net interest income of $1,954,000. Changes in volumes, net of differences caused by number of days in the period, resulted in a $61,000 increase in net interest income. In order to maximize net income, Omega invests in certain loans and securities whose earnings are exempt from federal income taxation and therefore have rates that are generally lower than rates on taxable instruments. During the first half of 2004, average tax-free assets owned were $2,493,000 less than in the first half of 2003, with average rates of 45 basis points less. When the net interest margin is adjusted for the tax benefit received from owning these instruments, it is referred to as the net interest margin on a fully tax-equivalent basis. Taking effect of the decreased balances and decreased rates on tax-free assets in the first half of 2004, the net interest margin on a fully tax-equivalent basis was 4.06% compared to 4.39% in the first half of 2003.

      B.    Three months ended June 30, 2004 and 2003

      The net interest margin, at 3.76% for the second quarter of 2004, was 34 basis points lower than the second quarter of 2003, with a $12,170,000 or 1.1% decrease in average earning assets resulting in a 9.0% decrease in net interest income. Yield on earning assets in the second quarter of 2004 declined by 56 basis points when compared to 2003's second quarter, while cost of funding decreased by 22 basis points.

      Following are key net interest margin ratios (annualized):

                                               Three Months Ended          Six Months Ended
                                                     June 30                   June 30
                                              ---------------------     ---------------------
                                                2004         2003         2004         2003
                                              --------     --------     --------     --------
Yield on average earning assets ...........     4.89%        5.45%        4.99%        5.54%
Cost to fund earning assets ...............     1.13         1.35         1.15         1.40
Net interest margin .......................     3.76         4.10         3.84         4.14
Net interest margin - tax equivalent ......     3.98         4.35         4.06         4.39

      At June 30, 2004, Omega had $435,855,000 of earning assets scheduled to reprice over the next twelve months as compared to $502,664,000 in interest-sensitive liabilities, resulting in a negative gap of $66,809,000, or 5.8% of assets. In order to predict net interest income at risk over the next twelve months based on hypothetical rate movements, a rate shock simulation was performed on the balance sheet, assuming that interest rates would increase and decrease by 100 and 200 basis points. These simulations assume no volume or mix changes in the balance sheet. As the table below indicates, Omega is exposed to a loss of income over the next twelve months if interest rates fall. There have been no material changes in reported interest rate risk since December 31, 2003. For example, net interest income at risk for an immediate 100 basis point decrease in rates as of June 30, 2004 was $1,456,000, or 3.8%, of net interest income, compared to $1,541,000, or 3.9%, of net interest income at risk on December 31, 2003. Conversely, the results suggest that an immediate 100 basis point increase in interest rates would increase net interest income by approximately $1,443,000, or 3.8%, over a 12-month period.

          Possible Effect of Interest Rate Risk on Net Interest Income
                      Based on Interest Rate Shock Analysis
                                (in $ thousands)

           June 30, 2004                             December 31, 2003
------------------------------------      -------------------------------------
Change in                                 Change in
Interest       Change                     Interest         Change
  Rates        in Net                       Rates          in Net
 (Basis       Interest       Percent       (Basis         Interest       Percent
 Points)       Income        Change        Points)         Income        Change
------------------------------------      -------------------------------------
   200          2,898         7.6%           200            2,936          7.5%
   100          1,443         3.8%           100            1,465          3.7%
    0              --                          0               --
  (100)        (1,456)        3.8%          (100)          (1,541)         3.9%
  (200)        (3,166)        8.3%          (200)          (4,045)        10.3%


                               Loan Loss Provision

      During the first six months of 2004, no loan loss provision was recorded, as compared to the $150,000 and $100,000 that was recorded in the second quarter and first quarter of 2003, respectively. The change in the loan loss provision is reflective of the change in credit quality, including movement in non-performing loans in each quarter, as compared to the previous quarter and an analysis of the adequacy of the allowance for loan loss reserve. In the first quarter of 2004, non-performing loans decreased by $131,000, or 3.8%, from $3,418,000 on December 31, 2003 to $3,287,000 on March 31, 2004. During the second quarter of 2004, non-performing loans decreased by $190,000 or 5.8%, from March 31, 2004 to $3,097,000.

                            Other Income and Expense

      A.    Six months ended June 30, 2004 and 2003

      Other income decreased $859,000, or 9.7%, in the first six months of 2004 as compared to the same period in 2003. Service fee income on deposit accounts increased by $50,000, or 1.7%. Service fees on loans decreased by $134,000, or 17.2%, due to reduced activity in loan rate modifications and refinancings. The lower rate environment has also caused a reduction in the rate earned on bank owned life insurance ("BOLI"), causing an $89,000, or 11.6%, decline in earnings on BOLI when comparing the first six months results of 2004 and 2003. Trust fees decreased in the first six months of 2004 by $5,000, or 0.3% when compared to the same time period in 2003. Other non-interest income increased by a total of $116,000, due primarily to two factors. Fee income from commissions received from investment services and insurance sales increased by $211,000, or 74.8% in the first six months of 2004 versus the same time period in 2003. These are services offered by Omega Financial Corporation, beginning in December 2002. Omega representatives function as agents and registered representatives in placing business with a broker-dealer and insurance brokers. This increase in other non-interest income was offset by a reduction of $138,000 in premium earnings from Omega's reinsurance subsidiary. Gains on the sale of investment securities, loans and other assets were $797,000 lower in the first six months of 2004 than in the first six months of 2003.

      As a percentage of average assets, annualized other income net of gains on securities, loans and other assets was 1.38 % for the first six months of 2004 and 2003.

      Other expenses decreased $1,131,000, or 5.8%, in the first six months of 2004 as compared to the same period in 2003. Salaries and employee benefits decreased $271,000, or 2.7%, in the first six months of

      2004 as compared to the same period in 2003. Occupancy and equipment expense in total increased by $35,000, or 1.4%. Other non-interest expenses decreased by $895,000 or 13.2%, compared to the same period in 2003. The bulk of this decrease was related to accelerated amortization of $802,000 recorded on investments in limited partnership low-income housing projects in June of 2003, due to declines in estimated residual values. The remaining $93,000 in decreased expenses is the result of cost saving initiatives by management.

      As a percentage of average assets, annualized expenses for the year-to-date through June 30, 2004 were 3.22% and were 3.40% for the same period in 2003.

      B.    Three months ended June 30, 2004 and 2003

      Other income decreased $701,000, or 14.1%, in the second quarter of 2004 as compared to the same period in 2003. Service fee income on deposit accounts increased by $115,000, or 7.9%. Service fees on loans decreased by $13,000, or 3.4% due to reduced activity in loan rate modifications and refinancings. The lower rate environment has also caused a reduction in the rate earned on BOLI, causing a $57,000 decline in earnings on BOLI when comparing the second quarter results of 2004 and 2003. Trust fees decreased in the second quarter of 2004 by $28,000, or 3.1% when compared to the same time period in 2003. Other non-interest income increased by a total of $51,000, due primarily to two factors. Fee income from commissions received from investment services and insurance sales increased by $106,000, or 61% in the second quarter of 2004. This increase in other non-interest income was offset by a reduction of $70,000 in premium earnings from Omega's reinsurance subsidiary. Gains on the sale of investment securities, loans and other assets were $769,000 lower in the second quarter of 2004 than in the second quarter of 2003.

      As a percentage of average assets, annualized other income net of gains on securities, loans and other assets was 1.43 % for the second quarter of 2004 as compared to 1.40 % for the same period in 2003.

      Other expenses decreased $988,000, or 9.8%, in the second quarter of 2004 as compared to the same period in 2003. Salaries and employee benefits decreased $287,000, or 5.6%, in 2004 as compared to the same period in 2003. Occupancy and equipment expense in total increased by $51,000, or 4.1%. Other non-interest expenses decreased by $752,000 or 20.3%, compared to the same period in 2003. In June of 2003, there was accelerated amortization of $802,000 recorded on investments in limited partnership low-income housing projects, due to declines in estimated residual values. This was partially offset by increases in costs associated with complying with SEC rules as prescribed by the Sarbanes-Oxley Act of 2002.

      As a percentage of average assets, annualized expenses for the quarter ended June 30, 2004 were 3.17% and were 3.49% for the same period in 2003.

                               Federal Income Tax

      The effective tax rate for the six months ended June 30, 2004 was 22.5%, compared to the same period in 2003 when the effective tax rate was 23.8%. For the second quarter of 2004, the effective tax rate was 23.3% compared to 25.4% in the second quarter of 2003. These decreases in effective tax rates from 2003 to 2004 are the effect of the Corporation receiving increased tax deductions for dividends it paid on company stock held by the Employee Stock Ownership Plan.

2.    Investment Securities

      Management of the investment portfolio entails evaluation and realignment of the size and mix of the portfolio in order to balance various characteristics of the balance sheet, including asset quality, liquidity, yield relationships, maturity and tax planning. The following schedule details characteristics of the investment portfolio as of June 30, 2004 and December 31, 2003 (in thousands).

                                              Securities Classified as Available for Sale

                                                          Gross          Gross         Estimated
                                          Amortized     Unrealized     Unrealized       Market
                                            Cost          Gains          Losses         Value
                                         ------------------------------------------------------
June 30, 2004
U.S. Treasury securities and
    obligations of other U.S. Govern-
    ment agencies and corporations        $ 116,732     $     101      ($  1,639)     $ 115,194
Obligations of state and
    political subdivisions                   88,006         1,107           (403)        88,710
Corporate securities                          2,749            12            (36)         2,725
Mortgage backed securities                   19,509            18           (165)        19,362
Equity securities                            11,913         5,076             (4)        16,985
                                         ------------------------------------------------------
Total                                     $ 238,909     $   6,314      ($  2,247)     $ 242,976
                                         ======================================================

                                              Securities Classified as Available for Sale

                                                          Gross          Gross         Estimated
                                          Amortized     Unrealized     Unrealized        Market
                                            Cost          Gains          Losses          Value
                                         ------------------------------------------------------
December 31, 2003
U.S. Treasury securities and
    obligations of other U.S. Govern-
    ment agencies and corporations        $ 117,928     $     985      ($    583)     $ 118,330
Obligations of state and
    political subdivisions                   99,002         1,965           (139)       100,828
Corporate securities                          2,901            23            (13)         2,911
Mortgage backed securities                    1,298            34             --          1,332
Equity securities                            11,397         5,741             --         17,138
                                         ------------------------------------------------------
Total                                     $ 232,526     $   8,748      ($    735)     $ 240,539
                                         ======================================================

      Total investment securities as a percentage of total assets at June 30, 2004 and December 31, 2003 were 21.1% and 21.1%, respectively. Amortized cost of securities maturing or repricing in one year or less comprised 25.6% of the total amortized cost of investment securities of $238,909,000 as of June 30, 2004, as compared to 43.6% of total investment securities of $232,526,000 as of December 31, 2003. There was $210,000 in investments in instruments of foreign countries on June 30, 2004.

3.    Loans

      Net loans in the first six months of 2004 decreased by $13,972,000, or 1.8% from the balance at December 31, 2003, bringing the total to $763,603,000 at June 30, 2004. From December 31, 2003 to June 30, 2004,
      consumer mortgage and home equity loan outstanding balances decreased by $10,939,000. Other consumer loan balances declined by $3,538,000 during the same time period. Commercial loans increased by $162,000 from December 31, 2003 to June 30, 2004.

      Changes in the allowance for loan losses for the six months ended June 30, 2004 and 2003 were as follows (in thousands):

                                                           2004          2003
                                                         --------      --------
Balance at January 1 ...............................     $ 10,569      $ 11,052

Charge-offs ........................................         (409)         (396)
Recoveries .........................................           66            74
                                                         --------      --------
    Net charge-offs ................................         (343)         (322)

Provision for loan losses ..........................           --           250
                                                         --------      --------
Balance at June 30 .................................     $ 10,226      $ 10,980
                                                         ========      ========

      Management performs a quantitative analysis to support the adequacy of the allowance for loan losses. This analysis includes review of historical charge-off rates for loan categories, fluctuations and trends in the amount of classified loans and economic factors. Significant to this analysis is any change in observable trends that may be occurring relative to loans, to assess potential credit weaknesses. Current economic factors and trends in risk ratings are considered in the determination and allocation of the allowance for loan losses. The allowance for loan losses at June 30, 2004 and 2003 represented 1.32% and 1.40%, respectively, of the total loans outstanding, net of unearned interest.

      Set forth below is an analysis of Omega's non-performing loans as of June 30, 2004 as compared to December 31, 2003.

                              Non-performing Loans
                                 (In thousands)
                                                       June 30,     December 31,
                                                         2004           2003
                                                      ----------    -----------
Non-accrual loans ................................    $    2,443    $    2,588
Accruing loans past due 90 days or more ..........           430           607
Restructured loans ...............................           224           223
                                                      ----------    ----------
Total non-performing loans .......................    $    3,097    $    3,418
                                                      ==========    ==========

Non-performing loans as percent of allowance .....          30.3%         32.3%

      The decrease of $321,000 in non-performing loans from December 31, 2003 to June 30, 2004 was due to the reductions in loans delinquent by 90 days or more and non-accrual loans.

4.    Deposits and Other Sources of Funds

      Deposits provide the primary source of funding for loans and investment securities. As of June 30, 2004, total deposits increased by $9,078,000 as compared to December 31, 2003. As of June 30, 2004, interest bearing deposits increased by $7,124,000, or 1.0% and non-interest bearing accounts increased by $1,954,000 or 1.3%, when compared to December 31, 2003.

      Borrowed funds are used as an additional source of funding for loans and investment securities as well as to fund the Corporation's Stock Repurchase Program. As of June 30, 2004, Omega had short-term borrowings (maturities within one year) in the amount of $27,989,000 and long-term debt in the amount of $21,005,000. At December 31, 2003, short-term borrowings were $33,263,000 and long-term debt was $21,600,000. This represents an overall decrease in outstanding debt of $5,869,000, with long-term debt decreasing by $595,000 and short-term borrowings decreasing by $5,274,000.

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

      At June 30, 2004, Omega and each of its banking subsidiaries met the regulatory definition of a "well capitalized" financial institution, i.e., a leverage ratio exceeding 5%, Tier 1 capital exceeding 6% and total capital exceeding 10%.

6.    Share Repurchase Program

      In March of 2004, the Board of Directors approved a new share repurchase program to begin immediately, authorizing management to buy back up to 10% of Omega's outstanding common stock. At that time, there were 8,483,950 common shares outstanding with 848,395 shares eligible to be repurchased. This program will remain in effect through December 31, 2004, or until the 10% limit is reached; however, it may be discontinued at any time by the Board of Directors. As of June 30, 2004, 70,000 shares have been repurchased in conjunction with this program, at an average cost of $35.25 per share.

7.    Recent Development

      On April 20, 2004, Omega and Sun Bancorp, Inc., parent company of SunBank, Mid-Penn Insurance Associates, Sun Investment Services, Bank Capital Services and Sentry Trust Company, announced that Omega had agreed to acquire Sun Bancorp, Inc. Under the terms of the merger agreement, Sun Bancorp shareholders will be entitled to receive either 0.664 shares of Omega common stock for each share of Sun Bancorp common stock or $23.25 in cash for each share held subject to pro rata allocation such that 20% of Sun Bancorp common stock shall be paid in cash and 80% will be in the form of Omega common stock. The definitive merger agreement has been approved unanimously by the Boards of Directors of both companies. The transaction is subject to all required regulatory approvals and approvals by Omega Financial Corporation and Sun Bancorp shareholders and certain other customary conditions. The transaction is anticipated to close late in the third quarter or early fourth quarter of 2004.

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

Item 4. CONTROLS AND PROCEDURES

      Quarterly evaluation of the Company's Disclosure Controls and Internal Controls. The Company's management, with the participation of its chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of June 30, 2004. Based on that evaluation, the Company's chief executive officer and chief financial officer concluded that the Company's disclosure controls and procedures were effective in reaching a reasonable level of assurance that management is timely alerted to material information relating to the Company during the period when the Company's periodic reports are being prepared.

      During the quarter ended June 30, 2004, there has not occurred any change in the Company's internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

      In March of 2004, Omega's Board approved a new share repurchase program to begin immediately, authorizing management to buy back up to 10% of Omega's outstanding common stock. At that time, there were 8,483,950 common shares outstanding with 848,395 shares eligible to be repurchased. This program will remain in effect through December 31, 2004, or until the 10% limit is reached; however, it may be discontinued at any time by the Board of Directors. As of June 30, 2004, 70,000 shares have been repurchased in conjunction with this program.

-------------------------------------------------------------------------------------------------------------
                                                                                          (d) Maximum Number
                                                                                            (or Approximate
                                                                    (c) Total Number of    Dollar Value) of
                                                                     Shares (or Units)     Shares (or Units)
                        (a) Total Number of   (b) Average Price    Purchased as Part of     that May Yet Be
                         Shares (or Units)    Paid per Share (or    Publicly Announced    Purchased Under the
         Period              Purchased              Unit)            Plans or Programs     Plans or Programs
-------------------------------------------------------------------------------------------------------------
April 1, 2004 to
April 30, 2004                     --                    --                    --                848,395
-------------------------------------------------------------------------------------------------------------
May 1, 2004 to
May 31, 2004                   70,000               $ 35.25                70,000                778,395
-------------------------------------------------------------------------------------------------------------
June 1, 2004 to
June 30, 2004                      --                    --                    --                778,395
-------------------------------------------------------------------------------------------------------------
Total                          70,000               $ 35.25                70,000                778,395
-------------------------------------------------------------------------------------------------------------

Item 3. Defaults upon Senior Securities

      None

Item 4. Submission of Matters to a Vote of Security Holders

      The Annual Meeting of Shareholders of Omega was held on April 26, 2004. At the Annual Meeting, the shareholders elected a class of directors for a term of three years, as described below.

-----------------------------------------------------------------
       Name                       For          Withhold Authority
-----------------------------------------------------------------
Robert N. Oliver                5,590,332            214,757
-----------------------------------------------------------------
Stanton R. Sheetz               5,728,962             76,126
-----------------------------------------------------------------
Robert A. Szeyller              5,593,912            211,177
-----------------------------------------------------------------

      The terms of the following directors continued after the annual meeting:
      Raymond A. Agostinelli, David B. Lee, Philip E. Gingerich, D. Stephen Martz and James W. Powers, Sr.

      The shareholders approved a proposal to adopt the 2004 Stock Option Plan for Non-Employee Directors, with 3,389,809 shares voted for approval, 695,556 voting against the proposal, 57,455 shares abstained and 1,662,268 shares were broker non-votes.

Item 5. Other Information

      None

Item 6. Exhibits and Reports on Form 8-K

      The Company filed a Form 8-K, (Items 5, 7 and 9) on April 21, 2004 regarding a press release announcing a definitive agreement with Sun Bancorp, Inc. relating to a merger transaction.

      The Company filed a Form 8-K (Items 7, 9 and 12) on April 26, 2004 regarding its financial earnings press release.

      Exhibits:

     Exhibit
     Number       Description

       2.1 Agreement and Plan of Merger between Omega Financial Corporation and Sun Bancorp, Inc. dated as of April 20, 2004 (Incorporated by reference to Exhibit 2.1 of the Omega Financial Corporation Form 8-K, filed on April 21, 2004).

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


                                                OMEGA FINANCIAL CORPORATION
                                           -------------------------------------
                                                       (Registrant)


      August 9, 2004                   By: /s/ David B. Lee
-----------------------------              -------------------------------------
           Date                            David B. Lee
                                           Chairman and
                                           Chief Executive Officer


      August 9, 2004                       /s/ Daniel L. Warfel
-----------------------------              -------------------------------------
           Date                            Daniel L. Warfel
                                           Executive Vice President and
                                           Chief Financial Officer