Form 10-Q
period 2004-09-30
OMEGA FINANCIAL CORP /PA/
filed 2004-11-08
CIK 705671

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2004

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

(814) 231-7680 (Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]        No[   ]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes [X]        No[   ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

The number of shares outstanding of each of the issuer’s classes of common stock as of November 4, 2004:
12,550,775 shares of Common Stock, $5.00 par value

PART I. Financial Information

Item 1. Financial Statements

OMEGA FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
Unaudited

	September 30,	December 31,
	2004	2003
Assets
Cash and due from banks	$31,822	$32,420
Funds held in escrow	35,979	—
Interest bearing deposits with other banks	23,338	10,682
Federal funds sold	10,100	17,850
Investment securities available for sale	255,705	240,539
Investment in unconsolidated subsidiary	1,114	—
Total loans	772,403	788,144
Less: Allowance for loan losses	(9,707)	(10,569)

Net loans	762,696	777,575
Premises and equipment, net	13,858	14,348
Bank-owned life insurance	38,137	37,134
Other assets	12,349	9,618

TOTAL ASSETS	$1,185,098	$1,140,166

Liabilities and Shareholders’ Equity
Deposits:
Non-interest bearing	$163,023	$155,702
Interest bearing	752,038	751,878

Total deposits	915,061	907,580
Short-term borrowings	28,796	33,263
ESOP debt	2,277	2,521
Junior subordinated debentures	37,114	—
Long-term debt	25,700	21,600
Other interest bearing liabilities	823	813
Other liabilities	6,308	6,950

TOTAL LIABILITIES	1,016,079	972,727
Shareholders’ Equity
Preferred stock, par value $5.00 per share:
Authorized - 5,000,000 shares, none issued
Unearned compensation related to ESOP debt	(1,439)	(1,624)
Common stock, par value $5.00 per share:
Authorized - 25,000,000 shares;
Issued -
10,104,486 shares at September 30, 2004;
10,048,368 shares at December 31, 2003	50,522	50,242
Outstanding -
8,444,941 shares at September 30, 2004;
8,458,823 shares at December 31, 2003
Capital surplus	17,015	15,711
Retained earnings	150,027	146,430
Accumulated other comprehensive income	3,890	5,209
Cost of common stock in treasury:
1,659,545 shares at September 30, 2004;
1,589,545 shares at December 31, 2003	(50,996)	(48,529)

TOTAL SHAREHOLDERS’ EQUITY	169,019	167,439

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,185,098	$1,140,166

OMEGA FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share data)
Unaudited

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Interest Income:
Interest and fees on loans	$10,987	$11,716	$33,179	$36,238
Interest and dividends on investment securities	1,774	2,269	5,386	6,725
Other interest income	158	42	305	264

TOTAL INTEREST INCOME	12,919	14,027	38,870	43,227
Interest Expense:
Interest on deposits	2,738	2,897	8,073	9,536
Interest on short-term borrowings	151	68	299	265
Interest on long-term debt and other interest bearing liabilities	257	273	749	768

TOTAL INTEREST EXPENSE	3,146	3,238	9,121	10,569

NET INTEREST INCOME	9,773	10,789	29,749	32,658
Provision for loan losses		100		350

INCOME FROM CREDIT ACTIVITIES	9,773	10,689	29,749	32,308
Other Income:
Service fees on deposit accounts	1,652	1,452	4,568	4,318
Service fees on loans	232	350	879	1,131
Earnings on bank-owned life insurance	319	330	1,003	1,103
Trust fees	790	934	2,589	2,738
Gain on sale of loans and other assets	12	2	13	281
Net gains on investment securities	60	257	271	987
Other	853	829	2,617	2,477

TOTAL OTHER INCOME	3,918	4,154	11,940	13,035
Other Expense:
Salaries and employee benefits	4,938	5,132	14,695	15,160
Net occupancy expense	547	587	1,733	1,773
Equipment expense	706	696	2,137	2,092
Data processing service	439	431	1,292	1,271
Other	2,415	2,248	7,465	8,206

TOTAL OTHER EXPENSE	9,045	9,094	27,322	28,502

Income before taxes	4,646	5,749	14,367	16,841
Income tax expense	1,094	1,409	3,280	4,047

NET INCOME	$3,552	$4,340	$11,087	$12,794

Net income per common share:
Basic	$0.42	$0.52	$1.31	$1.54
Diluted	$0.42	$0.51	$1.30	$1.49
Weighted average shares and equivalents:
Basic	8,443,429	8,086,052	8,461,174	8,096,768
Diluted	8,500,451	8,517,424	8,530,007	8,529,741
Dividends declared per share:
Common	$.30	$.29	$.90	$.87
Preferred		$.45		$1.35

OMEGA FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
Unaudited

	Nine Months Ended
	September 30,
	2004	2003
Cash flows from operating activities:
Net income	$11,087	$12,794
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,051	3,839
Provision for loan losses		350
Gain on sale of investment securities	(271)	(987)
Non-monetary gift		48
Gain on sale of fixed assets and other property owned	(9)	(5)
Gain on sale of loans	(5)	(276)
Decrease (increase) in deferred tax asset	110	(384)
Increase in cash surrender value of bank owned life insurance	(1,003)	(1,103)
Increase in interest receivable and other assets	(2,140)	(507)
Increase (decrease) in interest payable	27	(164)
Increase in taxes payable	460	36
Amortization of deferred net loan costs	(273)	(557)
Deferral of net loan fees	249	623
Decrease in accounts payable and accrued expenses	(1,129)	(4,569)

Total adjustments	(933)	(3,656)

Net cash provided by operating activities	10,154	9,138
Cash flows from investing activities:
Investment securities available for sale:
Proceeds from sales	5,147	1,509
Proceeds from maturities	88,435	72,476
Cash used for purchases	(111,885)	(95,844)
Investment in unconsolidated subsidiary	(1,114)	—
Net change in interest bearing deposits with other banks	(12,656)	6,020
Decrease (increase) in loans	14,382	(28,735)
Gross proceeds from sale of loans	526	12,611
Capital expenditures	(1,235)	(1,235)
Sale of fixed assets and other property owned	12	23
Net change in federal funds sold	7,750	33,900

Net cash provided by investing activities	(10,638)	725
Cash flows from financing activities:
Increase (decrease) in deposits, net	7,481	(2,883)
Net change in short-term borrowings	(4,467)	(8,240)
Issuance of junior subordinated debt	37,114	—
Issuance of long-term debt	5,000	11,500
Principal payment on long-term debt	(900)	(846)
Net change in other interest bearing liabilities	10	14
Dividends paid	(7,611)	(7,344)
Tax benefit from preferred stock dividend and stock option activity	121	94
Issuance of common stock	1,584	1,492
Acquisition of treasury stock	(2,467)	(2,712)

Net cash provided by (used in) financing activities	35,865	(8,925)

Net (decrease) increase in cash and cash equivalents	$35,381	$938

Cash and cash equivalents at beginning of period	$32,420	$36,049
Cash and cash equivalents at end of period	67,801	36,987

Net (decrease) increase in cash and cash equivalents	$35,381	$938

Interest paid	$9,094	$10,733
Income taxes paid	2,649	4,970

Supplemental schedule of noncash investing and financing activities: Non-cash investing activity consisted of transfers of loans in liquidation to other real estate owned with a value of $31 and $220 in the nine months ending September 30, 2004 and 2003, respectively.

Cash and cash equivalents

Cash equivalents consist of non-interest bearing deposits with other banks and funds held in escrow.

OMEGA FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

A.	Basis of Presentation:

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the nine months and three months ended September 30, 2004 are not necessarily indicative of the results that may be experienced for the year ending December 31, 2004 or any other interim period. For further information, refer to the Consolidated Financial Statements and Footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

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

Standby letters of credit are instruments issued by the Corporation’s bank subsidiary that guarantee the beneficiary payment by the bank in the event of default by the bank’s customer in the non-performance of an obligation or service. Most standby letters of credit are extended for one-year periods. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The bank holds collateral supporting those commitments for which collateral is deemed necessary. At September 30, 2004, standby letters of credit issued and outstanding amounted to $14,264,000 as compared to $13,118,000 on December 31, 2003. The fair market value of the standby letters of credit at September 30, 2004 and December 31, 2003 was $107,000 and $72,000, respectively. The fair market value of standby letters of credit is recorded as a liability in accordance with FIN 45.

At September 30, 2004, the bank had $165,346,000 outstanding in loan commitments and other unused lines of credit extended to its customers. Of this amount, $112,173,000, or 67.8%, were commercial commitments. The remaining amounts of $53,173,000 were commitments to consumers for mortgage and home equity loans and personal lines of credit.

Omega’s Employee Stock Ownership Plan (ESOP) incurred debt in 1990 of $5,000,000, which is collateralized by a mortgage on the Corporation’s administrative center and the Corporation’s guarantee.

As of September 30, 2004, the balance of the ESOP debt was $2,277,000 as compared to $2,521,000 at December 31, 2003.

C.	Investment Securities:

In accordance with the disclosure requirements of EITF 03-01, the following table shows gross unrealized losses and fair value, aggregated by category and length of time that individual investment securities have been in a continuous unrealized loss position, at September 30, 2004 (in thousands):

	Less Than 12 Months		12 Months or Longer
	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses
Description of Securities
U.S. Treasury securities and obligations of other U.S. Government agencies and corporations	$66,852	$442	$16,318	$448
Obligations of state and political subdivisions	18,873	46	1,787	13
Corporate and other securities	1,490	10	491	9
Mortgage-backed securities	3,915	24	—	—

Subtotal, debt securities	91,130	522	18,596	470

Common stock	218	11	—	—

Total temporarily impaired securities	$91,348	$533	$18,596	$470

The unrealized losses noted above are considered to be temporary impairments, as the majority of the investments are debt securities whose decline in value is due only to interest rate fluctuations. As a result, the payment of contractual cash flows, including principal repayment, is not at risk. Management has the intent and ability to hold these investments until market recovery or maturity. Debt securities with unrealized losses for a period of less than 12 months includes 37 investments in U.S. Government agency debt securities, three investments in mortgage-backed securities, nine investments in corporate securities and 43 investments in obligations of state and municipal subdivisions. Debt securities with unrealized losses for a period of 12 months or longer includes nine investments in U.S. Government agency debt securities, four investments in corporate securities and five investments in obligations of state and municipal subdivisions. Debt securities included in the above table have maturity or pre-refund dates ranging from October 2004 to December 2017. The unrealized loss position for each security ranges from ..01% to 3.44% of the securities’ amortized cost as of September 30, 2004. Unrealized losses for a period of less than 12 months on common stock include investment in two equity issues.

Omega’s policy requires quarterly reviews of impaired securities. This review includes analyzing the length of the time and the extent to which the market value has been less than cost; the financial condition and near-term prospects of the issuer, including any specific events which may influence the operations of the issuer and the intent and ability of the Corporation to hold its investment for a period of time sufficient to allow for any anticipated recovery in market value.

D.	Income Taxes:

The effective tax rate for the nine months ended September 30, 2004 was 22.8%, compared to the same period in 2003 when the effective tax rate was 24.0%. For the third quarter of 2004, the effective tax rate was 23.5% compared to 24.5% in the third quarter of 2003. These decreases in effective tax rates from 2003 to 2004 are the effect of the Corporation receiving increased tax deductions for dividends it paid on company stock held by the Employee Stock Ownership Plan.

E.	Junior Subordinated Debt and Trust Preferred Securities:

On September 20, 2004, Omega formed Omega Financial Capital Trust I. This Trust was formed for the purpose of issuing $36.0 million in trust preferred securities through a pooled trust preferred program. The Trust Preferred Securities were issued and sold in private placement offerings. The proceeds from the sale thereof were invested in Junior Subordinated Deferrable Interest Debentures issued by Omega

Financial Corporation. All proceeds from the sale of the Trust Preferred Securities and the common securities issued by the Trust are invested in Junior Subordinated Debentures, which are the sole assets of the Trust. The Trust pays dividends on the Trust Preferred Securities at the same rate as the distributions paid by Omega on the Junior Subordinated Debentures held by the Trust. The Trust provides Omega with the option to defer payment of interest on the debentures for an aggregate of 20 consecutive quarterly periods. If this option is used, Omega may not declare or pay dividends on its common stock during any such period. The Trust Preferred Securities are guaranteed by Omega pursuant to a guarantee issued by Omega in favor of the Wilmington Trust as trustee for the trust.

Omega accounts for the Trust under the provisions of FIN 46. The Trust is a special purpose trust, formed for the issuance of trust preferred securities to outside investors and Omega does not absorb a majority of the expected losses or residual returns of the Trust. The Trust is not consolidated and therefore the Trust Preferred Securities are not included in the Corporation’s Consolidated Balance Sheet. The Junior Subordinated Debt obligations to the special purpose trust are presented as a separate category of long-term debt on the Consolidated Balance Sheet. The equity investment in the common stock of the special purpose trust is recognized as an investment in unconsolidated subsidiary on the Consolidated Balance Sheet.

The Federal Reserve Board currently allows bank holding companies to include trust preferred securities, up to a certain limit, in Tier 1 Capital. The following table shows Omega’s Trust subsidiary with outstanding Trust Preferred Securities as of September 30, 2004 (Unaudited, in thousands):

			Junior		Optional
	Trust Preferred		Subordinated	Stated Maturity	Redemption
	Securities	Common Securities	Debt	Date	Date
Omega Financial Capital Trust I	$36,000	$1,114	$37,114	10/18/2034	10/18/2009

The Trust Preferred securities and the Junior Subordinated Debt carry a fixed interest rate of 5.98% through October 18, 2009 and a variable rate equal to LIBOR plus 2.19% thereafter. The securities are redeemable at par at anytime after October 18, 2009. The interest expense incurred on the trust preferred securities and junior subordinated debt for the three and nine months ended September 30, 2004 was $61,000. Proceeds from the issuance of the junior subordinated debt were placed in escrow on September 30, 2004 to fund the Sun Bancorp acquisition on October 1, as more fully disclosed in Note J.

F.	Line of Credit:

During the third quarter of 2004, Omega obtained a revolving credit and term loan agreement to fund incremental costs associated with the acquisition of Sun Bancorp, Inc. The revolving credit facility allows borrowings up to $45,000,000 for a period not exceeding 120 days, after which the loan will term out the outstanding principal not to exceed $12,000,000 for a period of seven years. The interest rate is LIBOR plus 1.25%. As of September 30, 2004, no advances had been made on this credit line, however, during October 2004, $4,900,000 has been drawn.

G.	Comprehensive Income:

Components of other comprehensive income consist of the following (in thousands):

	Three Months Ended September 30, 2004			Three Months Ended September 30, 2003
	Before	Tax Expense		Before	Tax Expense
	Tax	or	Net-of-Tax	Tax	or	Net-of-Tax
	Amount	(Benefit)	Amount	Amount	(Benefit)	Amount
Net income	$4,646	$1,094	$3,552	$5,749	$1,409	$4,340
Other comprehensive income:
Unrealized gains on available for sale securities
Unrealized holding gains (losses) arising during the period	1,978	692	1,286	(1,259)	(441)	(818)
Less reclassification adjustment for gains included in net income	(60)	(21)	(39)	(257)	(90)	(167)

Other comprehensive income (loss)	1,918	671	1,247	(1,516)	(531)	(985)

Total comprehensive income	$6,564	$1,765	$4,799	$4,233	$878	$3,355

	Nine Months Ended September 30, 2004			Nine Months Ended September 30, 2003
	Before	Tax Expense		Before	Tax Expense
	Tax	or	Net-of-Tax	Tax	or	Net-of-Tax
	Amount	(Benefit)	Amount	Amount	(Benefit)	Amount
Net income	$14,367	$3,280	$11,087	$16,841	$4,047	$12,794
Other comprehensive income:
Unrealized gains on available for sale securities
Unrealized holding losses arising during the period	(1,759)	(616)	(1,143)	(1,370)	(479)	(891)
Less reclassification adjustment for gains included in net income	(271)	(95)	(176)	(987)	(345)	(642)

Other comprehensive income (loss)	(2,030)	(711)	(1,319)	(2,357)	(824)	(1,533)

Total comprehensive income	$12,337	$2,569	$9,768	$14,484	$3,223	$11,261

H.	Earnings Per Share Data:

Basic earnings per share are computed by dividing income available to common stockholders by the weighted average number of shares outstanding for the period. On a diluted basis, both earnings and shares outstanding are adjusted to assume the conversion of all potentially dilutive securities into common stock.

Computations of Earnings per Share
(In thousands, except per share amounts)
(Unaudited)
(in thousands, except per share data)

	Three Months Ended September 30, 2004			Three Months Ended September 30, 2003
	Income	Shares	Per-Share	Income	Shares	Per-Share
	Numerator	Denominator	Amount	Numerator	Denominator	Amount
Net income	$3,552			$4,340
Less: Preferred stock dividends	—			(99)

Basic EPS
Income available to common shareholders	3,552	8,443	$0.42	4,241	8,086	$0.52

Effect of Dilutive Securities
Impact of:
Assumed conversion of preferred to common stock		—			346
Assumed exercises of outstanding options		57			85
Preferred stock dividends available to common shareholders	—			99
Elimination of tax benefit of allocated preferred dividends	—			(22)
Additional expense required to fund ESOP debt, net of tax impact	—			1

Diluted EPS
Income available to common shareholders plus assumed conversions	$3,552	8,500	$0.42	$4,319	8,517	$0.51

	Nine Months Ended September 30, 2004			Nine Months Ended September 30, 2003
	Income	Shares	Per-Share	Income	Shares	Per-Share
	Numerator	Denominator	Amount	Numerator	Denominator	Amount
Net income	$11,087			$12,794
Less: Preferred stock dividends	—			(297)

Basic EPS
Income available to common shareholders	11,087	8,461	$1.31	12,497	8,097	$1.54

Effect of Dilutive Securities
Impact of:
Assumed conversion of preferred to common stock		—			346
Assumed exercises of outstanding options		69			87
Preferred stock dividends available to common shareholders	—			297
Elimination of tax benefit of allocated preferred dividends	—			(65)
Additional expense required to fund ESOP debt, net of tax impact	—			3

Diluted EPS
Income available to common shareholders plus assumed conversions	$11,087	8,530	$1.30	$12,732	8,530	$1.49

I.	Summary of Significant Accounting Policies:

Stock-based compensation

Omega accounts for stock-based compensation using the intrinsic value method in accordance with Accounting Principles Board (APB) Opinion 25, “Accounting for Stock Issued to Employees”, and has adopted the disclosure provisions of FASB No. 148, “Accounting for Stock-Based Compensation”. The following pro forma information regarding net income and earnings per share assumes the adoption of Statement No. 123 for stock options granted subsequent to December 31, 1994. The estimated fair value of the options is amortized to expense over the vesting period.

The fair value was estimated at the date of grant using a Black-Scholes option-pricing model utilizing various assumptions. Compensation expense, net of related tax, is included in the pro forma net income reported below (in thousands, except per share data).

		Quarter ended September 30,		Nine Months ended September 30,
		2004	2003	2004	2003
Net income	As reported	$3,552	$4,340	$11,087	$12,794
	Pro forma	3,447	4,231	10,775	12,470
Compensation expense, net of tax		105	109	312	324
Basic earnings per share	As reported	$0.42	$0.52	$1.31	$1.54
	Pro forma	0.41	0.51	1.27	1.50
Diluted earnings per share	As reported	$0.42	$0.51	$1.30	$1.49
	Pro forma	0.41	0.50	1.26	1.45

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because Omega’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

J.	Acquisition of Sun Bancorp, Inc:

Omega’s previously announced acquisition of Sun Bancorp, Inc. closed on October 1, 2004. In accordance with the terms of the merger agreement, each Sun Bancorp shareholder received either 0.664 shares of Omega common stock for each share of Sun common stock or $23.25 in cash for each share held, depending on shareholder elections and subject to the allocation provisions of the merger agreement. Under the terms of the merger agreement, 20% of Sun common stock was exchanged for cash and 80% of the outstanding Sun stock was exchanged for Omega common stock. Total cash paid to Sun shareholders was $35,879,000 and 4,097,964 shares of Omega common stock were issued in connection with the acquisition.

The acquisition will be accounted for as a purchase. Purchase accounting requires the Corporation to allocate the total purchase price of the acquisition to the assets acquired and liabilities assumed, based on their respective fair values at the acquisition date, with any remaining acquisition cost being recorded as goodwill. Resulting goodwill balances are then subject to an impairment review on at least an annual basis. The results of Sun Bancorp’s operations will be included in the Corporation’s financial statements prospectively from the date of the acquisition.

The total purchase price is estimated to be approximately $191 million, which includes the value of the Corporation’s stock to be issued, Sun Bancorp options to be converted and certain acquisition costs. Acquisition costs currently deferred, and included in other assets as of September 30, 2004 were $1,981,000 (See Note K). The estimated fair value of the net assets of Sun Bancorp as of October 1, 2004 were $43 million, including the fair value of identified intangible assets, and accordingly, the purchase price exceeds the estimated fair value of the net assets by approximately $148 million as of this date. The total purchase price will be allocated to the net assets acquired as of the merger effective date, based on fair market values at that date. Estimated fair value of net assets acquired includes $661,548,000 of loans (including leases), $213,278,000 of investments, $622,124,000 of deposits and $323,708,000 of debt.

Subsequent to the acquisition, Omega sold $116,000,000 of investments and $76,000,000 of the auto lease portfolio. Some of the proceeds from these sales were utilized to repay $112,000,000 of long-term FHLB debt and a related interest rate swap acquired in the acquisition. The net pre-tax gain or loss on this activity was not material.

OMEGA FINANCIAL CORPORATION AND SUBSIDIARIES

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Investment Considerations

In analyzing whether to make, or to continue to make, an investment in Omega, investors should consider, among other factors, certain investment considerations more particularly described in “Item 1: Business - Investment Considerations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. A copy of this report can be obtained by written request to David N. Thiel, Senior Vice President, Omega Financial Corporation, 366 Walker Drive, State College, Pennsylvania 16801.

Forward Looking Statements

The information in this Report on Form 10-Q contains forward looking statements (as such term is defined in the Securities Exchange Act of 1934 and the regulations thereunder), including without limitation, statements as to the future loan and deposit volumes, the allowance and provision for possible loan losses, future interest rates and their effect on Omega’s financial condition or results of operations, the classification of Omega’s investment portfolio or as to trends or management’s beliefs, expectations or opinions and other statements other than historical facts. Such forward looking statements are subject to risks and uncertainties and may be affected by various factors which may cause actual results to differ materially from those in the forward looking statements. In addition to the factors discussed in this report, certain risks, uncertainties and other factors, including without limitation, risks arising from economic conditions and related uncertainties, changes in interest rates, federal and state regulation, competition and the adequacy of the allowance and provision for loan losses, are discussed in the Company’s 2003 Annual Report to Shareholders or in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. Copies of these reports may be obtained from Omega upon request and without charge (except for the exhibits thereto) as described above.

1.	Comparison of the Nine and Three Months Ended September 30, 2004 and 2003

Operations Overview

A. Nine months ended September 30, 2004 and 2003

For the first nine months of 2004, income before income taxes decreased by $2,474,000, or 14.7%, compared to the same period in 2003. Income from credit activities decreased $2,559,000, or 7.9%. Non-interest income decreased $1,095,000 or 8.4% while non-interest expense decreased $1,180,000, or 4.1%.

The tax provision for the first nine months of 2004 decreased by $767,000, or 19.0% when compared to the first nine months of 2003. The effective tax rate for this period decreased from 24.0% in 2003 to 22.8% for the corresponding period in 2004. Net income decreased by $1,707,000, or 13.3%, in the first nine months of 2004 as compared to the same period in 2003.

B. Three months ended September 30, 2004 and 2003

The third quarter’s income before income taxes decreased $1,103,000 when compared to the same period in 2003. Income from credit activities decreased by $916,000, from $10,689,000 in the third quarter of 2003 to $9,773,000 in the third quarter of 2004. Non-interest income decreased $236,000, or 5.7% and non-interest expense decreased by $49,000, or 0.5%.

After the income tax provision (which decreased by $315,000, or 22.3% compared to the same period in 2003) was deducted from earnings, net income was $788,000, or 18.2%, lower than the third quarter of 2003. The effective tax rate for the third quarter of 2004 was 23.5%, as compared to the third quarter of 2003 of 24.5%.

Following are selected key ratios for the period:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2004	2003	2004	2003
Return on average assets (annualized)	1.23%	1.50%	1.30%	1.49%
Return on average equity (annualized)	8.41	10.39	8.70	10.28
Dividend payout ratio (common)	71.34	54.00	68.65	55.08
Average equity to average assets	14.66	14.45	14.92	14.47

Net Interest Income

A. Nine months ended September 30, 2004 and 2003

The net interest margin, at 3.77% for the first nine months of 2004, was 34 basis points lower than the first nine months of 2003, with a $10,909,000 or 1.0% decrease in average earning assets in the first nine months of 2004 as compared to the first nine months of 2003. Yield on earning assets in the first nine months of 2004 decreased by 52 basis points when compared to 2003’s first nine months, while cost of funding decreased by 18 basis points; these changes in rates resulted in a decrease in net interest income of $2,720,000. Changes in volumes, net of differences caused by number of days in the period, resulted in a $190,000 decrease in net interest income. In order to maximize net income, Omega invests in certain loans and securities whose earnings are exempt from federal income taxation and therefore have rates that are generally lower than rates on taxable instruments. During the first nine months of 2004, average tax-free assets owned were $11,466,000 less than in the first nine months of 2003, with average rates of 30 basis points less. When the net interest margin is adjusted for the tax benefit received from owning these instruments, it is referred to as the net interest margin on a fully tax-equivalent basis. Taking effect of the decreased balances and decreased rates on tax-free assets in the first nine months of 2004, the net interest margin on a fully tax-equivalent basis was 3.99% compared to 4.37% in the first nine months of 2003.

B. Three months ended September 30, 2004 and 2003

The net interest margin, at 3.68% for the third quarter of 2004, was 35 basis points lower than the third quarter of 2003, with a $10,097,000 or 0.9% decrease in average earning assets resulting in a 9.4% decrease in net interest income. Yield on earning assets in the third quarter of 2004 declined by 39 basis points when compared to 2003’s third quarter, while cost of funding decreased by 4 basis points.

Following are key net interest margin ratios (annualized):

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2004	2003	2004	2003
Yield on average earning assets	4.84%	5.23%	4.92%	5.44%
Cost to fund earning assets	1.16	1.20	1.15	1.33
Net interest margin	3.68	4.03	3.77	4.11
Net interest margin - tax equivalent	3.89	4.29	3.99	4.37

At September 30, 2004, Omega had $419,166,000 of earning assets scheduled to reprice over the next twelve months as compared to $482,754,000 in interest-sensitive liabilities, resulting in a negative gap of $63,588,000, or 5.4% of assets. In order to predict net interest income at risk over the next twelve months based on hypothetical rate movements, a rate shock simulation was performed on the balance sheet, assuming that interest rates would increase and decrease by 100 and 200 basis points. These simulations assume no volume or mix changes in the balance sheet. As the table below indicates, Omega is exposed to a loss of income over the next twelve months if interest rates fall. There have been no material changes in reported interest rate risk since December 31, 2003. For example, net interest income at risk for an immediate 100 basis point decrease in rates as of September 30, 2004 was $1,458,000, or 3.7%, of net interest income, compared to $1,541,000, or 3.9%, of net interest income at risk on December 31, 2003. Conversely, the results suggest that an immediate 100 basis point increase in interest rates would increase net interest income by approximately $1,425,000, or 3.6%, over a 12-month period. There is no guarantee however, that the change shown in this table will occur as predicted in the event of changes in interest rates.

Possible Effect of Interest Rate Risk on Net Interest Income
Based on Interest Rate Shock Analysis
(in $ thousands)

September 30, 2004			December 31, 2003
Change in			Change in
Interest			Interest
Rates			Rates
(Basis	Change in Net	Percent	(Basis	Change in Net	Percent
Points)	Interest Income	Change	Points)	Interest Income	Change
200	2,855	7.3%	200	2,936	7.5%
100	1,425	3.6%	100	1,465	3.7%
0	—		0	—
(100)	(1,458)	3.7%	(100)	(1,541)	3.9%
(200)	(3,013)	7.7%	(200)	(4,045)	10.3%

Loan Loss Provision

During the first nine months of 2004, no loan loss provision was recorded, as compared to the $350,000 that was recorded in the first nine months of 2003. Any change in the loan loss provision is reflective of the change in credit quality, including movement in non-performing loans in each quarter, as compared to the previous quarter and an analysis of the adequacy of the allowance for loan loss reserve. Although non-performing loans increased by $1,883,000 from December 31, 2003 to September 30, 2004, management’s analysis of the loan loss reserve indicates that it is adequate to provide for probable losses inherent in the total loan portfolio.

Other Income and Expense

A. Nine months ended September 30, 2004 and 2003

Other income decreased $1,095,000, or 8.4%, in the first nine months of 2004 as compared to the same period in 2003. Service fee income on deposit accounts increased by $250,000, or 5.8%, due to fees generated from our courtesy overdraft service. Service fees on loans decreased by $252,000, or 22.3%, due to reduced activity in loan rate modifications and refinancings. The lower rate environment has also caused a reduction in the rate earned on bank owned life insurance (“BOLI”), causing a $100,000, or 9.1%, decline in earnings on BOLI when comparing the first nine months results of 2004 and 2003. Trust fees decreased in the first nine months of 2004 by $149,000, or 5.4% when compared to the same time period in 2003. Other non-interest income increased by a total of $140,000, due primarily to the following factors. Fee income from commissions received from investment services and insurance sales increased by $232,000, or 48.0% in the first nine months of 2004 versus the same time period in 2003. These are services offered by Omega Financial Corporation, beginning in December 2002. Omega representatives function as agents and registered representatives in placing business with a broker-dealer and insurance brokers. Fees earned from bank card services (ATM’s and debit cards) increased by approximately $82,000 in the first nine months of 2004 as compared to the same period in 2003. These increases in other non-interest income was offset by a reduction of $199,000 in premium earnings from Omega’s reinsurance subsidiary. Gains on the sale of investment securities, loans and other assets were $984,000 lower in the first nine months of 2004 than in the first nine months of 2003.

As a percentage of average assets, annualized other income net of gains on securities, loans and other assets was 1.36 % for the first nine months of 2004 and 1.37% for the first nine months of 2003.

Other expenses decreased $1,180,000, or 4.1%, in the first nine months of 2004 as compared to the same period in 2003. Salaries and employee benefits decreased $465,000, or 3.1%, in the first nine months of 2004 as compared to the same period in 2003. Occupancy and equipment expense in total increased by $5,000, or 0.1%. Other non-interest expenses decreased by $720,000 or 7.6%, compared to the same period in 2003. The bulk of this decrease was related to accelerated amortization of $802,000 recorded on investments in limited partnership low-income housing projects in June of 2003, due to declines in estimated residual values. Costs related to preparation for combined operations post-merger (see discussion below in Recent Development) have increased other expense by approximately $88,000 in the third quarter of 2004.

As a percentage of average assets, annualized expenses for the year-to-date through September 30, 2004 were 3.20% and were 3.31% for the same period in 2003.

B. Three months ended September 30, 2004 and 2003

Other income decreased $236,000, or 5.7%, in the third quarter of 2004 as compared to the same period in 2003. Service fee income on deposit accounts increased by $200,000, or 13.9%, due to fees generated from our courtesy overdraft service. Service fees on loans decreased by $118,000, or 34.1% due to reduced activity in loan rate modifications and refinancings. The lower rate environment has also caused a reduction in the rate earned on BOLI, causing an $11,000 decline in earnings on BOLI when comparing the third quarter results of 2004 and 2003. Trust fees decreased in the third quarter of 2004 by $144,000, or 15.4% when compared to the same time period in 2003. Other non-interest income increased by a total of $24,000, due primarily to the following factors. Fee income from commissions received from investment services and insurance sales increased by $22,000, or 8.6% in the third quarter of 2004. Fees generated from bank card services were approximately $50,000 higher in the first nine months of 2004 than in the same period in 2003. These increases in other non-interest income was offset by a reduction of $60,000 in premium earnings from Omega’s reinsurance subsidiary. Gains on the sale of investment securities, loans and other assets were $187,000 lower in the third quarter of 2004 than in the third quarter of 2003.

As a percentage of average assets, annualized other income net of gains on securities, loans and other assets was 1.34 % for the third quarter of 2004 as compared to 1.35 % for the same period in 2003.

Other expenses decreased $49,000, or 0.6%, in the third quarter of 2004 as compared to the same period in 2003. Salaries and employee benefits decreased $194,000, or 3.8%, in 2004 as compared to the same period in 2003. Occupancy and equipment expense in total decreased by $30,000, or 2.3%. Other non-interest expenses increased by $175,000 or 6.5%, compared to the same period in 2003. Approximately $88,000 was recorded in the third quarter of 2004 for costs associated with merger preparation. Of the remaining $87,000 in increased expenses, $39,000 was due to higher claims incurred on credit life insurance policies reinsured by Omega’s reinsurance subsidiary.

As a percentage of average assets, annualized expenses for the quarter ended September 30, 2004 were 3.14% and were 3.15% for the same period in 2003.

Federal Income Tax

The effective tax rate for the nine months ended September 30, 2004 was 22.8%, compared to the same period in 2003 when the effective tax rate was 24.0%. For the third quarter of 2004, the effective tax rate was 23.5% compared to 24.5% in the third quarter of 2003. These decreases in effective tax rates from 2003 to 2004 are primarily the effect of the Corporation receiving increased tax deductions for dividends it paid on company stock held by the Employee Stock Ownership Plan.

2.	Investment Securities

Management of the investment portfolio entails evaluation and realignment of the size and mix of the portfolio in order to balance various characteristics of the balance sheet, including asset quality, liquidity, yield relationships, maturity and tax planning. The following schedule details characteristics of the investment portfolio as of September 30, 2004 and December 31, 2003 (in thousands).

	Securities Classified as Available for Sale
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
September 30, 2004	Cost	Gains	Losses	Value
U.S. Treasury securities and obligations of other U.S. Government agencies and corporations	$132,214	$191	$(890)	$131,515
Obligations of state and political subdivisions	80,023	1,108	(59)	81,072
Corporate securities	2,633	12	(19)	2,626
Mortgage backed securities	22,950	181	(24)	23,107
Equity securities	11,900	5,496	(11)	17,385

Total	$249,720	$6,988	$(1,003)	$255,705

	Securities Classified as Available for Sale
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
December 31, 2003	Cost	Gains	Losses	Value
U.S. Treasury securities and obligations of other U.S. Government agencies and corporations	$117,928	$985	$(583)	$118,330
Obligations of state and political subdivisions	99,002	1,965	(139)	100,828
Corporate securities	2,901	23	(13)	2,911
Mortgage backed securities	1,298	34	—	1,332
Equity securities	11,397	5,741	—	17,138

Total	$232,526	$8,748	$(735)	$240,539

Total investment securities as a percentage of total assets at September 30, 2004 and December 31, 2003 were 21.6% and 21.1%, respectively. Amortized cost of securities maturing or repricing in one year or less comprised 22.7% of the total amortized cost of investment securities of $249,720,000 as of September 30, 2004, as compared to 43.6% of total investment securities of $232,526,000 as of December 31, 2003. There was $210,000 in investments in instruments of foreign countries on September 30, 2004 and September 30, 2003.

3.	Loans

Net loans in the first nine months of 2004 decreased by $14,879,000, or 1.9% from the balance at December 31, 2003, bringing the total to $762,696,000 at September 30, 2004. Following is a table showing the composition of the loan portfolio (in thousands).

	September 30,	December 31,
	2004	2003
Commercial, financial and agricultural	$111,308	$111,471
Real estate - commercial	343,604	338,703
Real estate - construction	12,666	17,598
Real estate - mortgage	190,227	197,656
Home equity	86,475	90,612
Personal	28,123	32,059
Lease financing	0	46
Unearned interest	0	(1)

Total	$772,403	$788,144

Changes in the allowance for loan losses for the nine months ended September 30, 2004 and 2003 were as follows (in thousands):

	2004	2003
Balance of allowance - beginning of period	$10,569	$11,052
Loans charged off:
Commercial, financial and agricultural	208	57
Real estate - commercial	6	5
Real estate - mortgage	173	97
Personal	289	459

Total charge-offs	676	618
Recoveries of loans previously charged off:
Commercial, financial and agricultural	7	10
Real estate - commercial	1	3
Real estate - mortgage	5	5
Personal	88	74

Total recoveries	101	92

Net charge-offs	575	526
Provision for loan losses	—	350
Reclassification of off-balance sheet liability	(287)	—

Balance of allowance - end of period	$9,707	$10,876

Management performs a quantitative analysis to support the adequacy of the allowance for loan losses. This analysis includes review of historical charge-off rates for loan categories, fluctuations and trends in the amount of classified loans and economic factors. Significant to this analysis is any change in observable trends that may be occurring relative to loans, to assess potential credit weaknesses. Current economic factors and trends in risk ratings are considered in the determination and allocation of the allowance for loan losses. The allowance for loan losses at September 30, 2004 and 2003 represented 1.26% and 1.34%, respectively, of the total loans outstanding, net of unearned interest.

Set forth below is an analysis of Omega’s non-performing loans as of September 30, 2004 as compared to December 31, 2003.

Non-performing Loans
(In thousands)

	September 30,	December 31,
	2004	2003
Non-accrual loans	$4,499	$2,588
Accruing loans past due 90 days or more	581	607
Restructured loans	221	223

Total non-performing loans	$5,301	$3,418

Non-performing loans as percent of allowance	54.6%	32.3%

The increase of $1,883,000 in non-performing loans from December 31, 2003 to September 30, 2004 was primarily due to the classification to non-accrual status of one large commercial credit relationship during the third quarter of 2004, who has filed for bankruptcy and is in liquidation.

4.	Deposits and Other Sources of Funds

Deposits provide the primary source of funding for loans and investment securities. As of September 30, 2004, total deposits increased by $7,481,000 as compared to December 31, 2003. As of September 30, 2004, non-interest bearing deposits increased by $7,321,000, or 4.7% and interest bearing accounts increased by $160,000, when compared to December 31, 2003.

Borrowed funds are used as an additional source of funding for loans and investment securities as well as to fund the Corporation’s Stock Repurchase Program. Additionally, to fund the acquisition of Sun Bancorp, Inc. Omega created a new trust, Omega Financial Capital Trust I, which issued $37,114,000 of junior subordinated debt to Omega, at an initial fixed rate of 5.98%, on September 20, 2004. As of September 30, 2004, Omega had short-term borrowings (maturities within one year) in the amount of $28,796,000 and long-term debt in the amount of $25,700,000. At December 31, 2003, short-term borrowings were $33,263,000 and long-term debt was $21,600,000. This represents an overall increase in outstanding debt of $36,747,000, with long-term debt increasing by $4,100,000, short-term borrowings decreasing by $4,467,000 and the addition of $37,114,000 of the junior subordinated debt.

5.	Regulatory Capital Compliance

Bank regulatory authorities in the United States issue risk-based capital standards. These capital standards relate a banking company’s capital to the risk profile of its assets and provide the basis by which all banking companies and banks are evaluated in terms of capital adequacy. The risk-based capital standards require all banks to have Tier 1 capital of at least 4% and total capital, including Tier 1 capital, of at least 8% of risk-adjusted assets. Tier 1 capital includes common stockholders’ equity and qualifying perpetual preferred stock together with related surpluses and retained earnings. Total capital is comprised of Tier 1 capital, limited life preferred stock, qualifying debt instruments, and the reserves for possible loan losses. Banking regulators have also issued leverage ratio requirements. The leverage ratio requirement is measured as the ratio of Tier 1 capital to adjusted average assets.

At September 30, 2004, Omega and Omega Bank, its banking subsidiary, each met the regulatory definition of a “well capitalized” financial institution, i.e., a leverage ratio exceeding 5%, Tier 1 capital exceeding 6% and total capital exceeding 10%.

6.	Share Repurchase Program

In March of 2004, the Board of Directors approved a new share repurchase program to begin immediately, authorizing management to buy back up to 10% of Omega’s outstanding common stock. At that time, there were 8,483,950 common shares outstanding with 848,395 shares eligible to be repurchased. This program is expected to remain in effect through December 31, 2004, or until the 10% limit is reached; however, the Board of Directors may discontinue it at any time. As of September 30, 2004, 70,000 shares have been repurchased in conjunction with this program, at an average cost of $35.25 per share.

7.	Recent Development

On April 20, 2004, Omega and Sun Bancorp, Inc., parent company of SunBank, Mid-Penn Insurance Associates, Sun Investment Services, Bank Capital Services and Sentry Trust Company, announced that Omega had agreed to acquire Sun Bancorp, Inc. All required regulatory approvals were obtained. Omega Financial Corporation and Sun Bancorp, Inc. shareholders approved the transaction on September 9, 2004. The transaction closed on October 1, 2004. Under the terms of the merger agreement, Sun Bancorp shareholders received either 0.664 shares of Omega common stock for each share of Sun Bancorp common stock or $23.25 in cash for each share held subject to pro rata allocation such that 20% of Sun Bancorp common stock was paid in cash and 80% in the form of Omega common stock. The Boards of Directors of both companies unanimously approved the definitive merger agreement.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Omega is impacted by market risks, and has procedures in place to evaluate and mitigate these risks. These market risks and Omega’s procedures are described in the Management’s Discussion and Analysis section of the 2003 Annual Report to Shareholders. To the knowledge of Omega, there have been no material changes in the market risks that impact Omega or its procedures relative to these risks, since December 31, 2003.

Item 4. CONTROLS AND PROCEDURES

Quarterly evaluation of the Company’s Disclosure Controls and Internal Controls. The Company’s management, with the participation of its chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of September 30, 2004. Based on that evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective in reaching a reasonable level of assurance that management is alerted to material information relating to the Company during the period when the Company’s periodic reports are being prepared.

During the quarter ended September 30, 2004, there has not occurred any change in the Company’s internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II. Other Information

Item 1. Legal Proceedings

None of a material nature.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In March of 2004, Omega’s Board approved a new share repurchase program to begin immediately, authorizing management to buy back up to 10% of Omega’s outstanding common stock. At that time, there were 8,483,950 common shares outstanding with 848,395 shares eligible to be repurchased. This program will remain in effect through December 31, 2004, or until the 10% limit is reached; however, the Board of Directors may discontinue it at any time. As of September 30, 2004, 70,000 shares have been repurchased in conjunction with this program.

				(d) Maximum
				Number (or
			(c) Total Number	Approximate Dollar
			of Shares (or	Value) of Shares
			Units) Purchased	(or Units) that May
	(a) Total Number	(b) Average Price	as Part of Publicly	Yet Be Purchased
	of Shares (or	Paid per Share (or	Announced Plans	Under the Plans or
Period	Units) Purchased	Unit)	or Programs	Programs
April 1, 2004 to April 30, 2004	—	—	—	848,395
May 1, 2004 to May 31, 2004	70,000	$35.25	70,000	778,395
June 1, 2004 to June 30, 2004	—	—	—	778,395
July 1, 2004 to September 30, 2004	—	—	—	778,395
Total	70,000	$35.25	70,000	778,395

Item 3. Defaults upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

A Special Meeting of Shareholders of Omega was held on September 9, 2004. At the Special Meeting, the shareholders approved the Agreement and Plan of Merger dated April 20, 2004, which provided for Sun Bancorp, Inc. to be merged with and into Omega. The results were as follows:

For	Against	Abstain	Broker Non-Votes
5,069,346	217,928	42,862

Item 5. Other Information

None

Item 6. Exhibits

Exhibit
Number	Description
31.1	Chief Executive Officer’s Rule 13a-14/15d-14(a) (Section 302) Certification

31.2	Chief Financial Officer’s Rule 13a-14/15d-14(a) (Section 302) Certification

32.1	Section 1350 (Section 906) Certification by Chief Executive Officer

32.2	Section 1350 (Section 906) Certification by Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OMEGA FINANCIAL CORPORATION
(Registrant)

November 5, 2004	By:	/s/ David B. Lee

Date		David B. Lee
Chairman and Chief Executive Officer

November 5, 2004		/s/ Daniel L. Warfel

Date		Daniel L. Warfel
Executive Vice President and Chief Financial Officer