Form 10-K/A
period 2003-12-31
OMEGA FINANCIAL CORP /PA/
filed 2004-11-30
CIK 705671

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2003
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
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

Registrant’s telephone number, including area code: (814) 231-7680

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

Yes ☒                    No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act.

Yes ☒                    No ☐

     The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold on June 30, 2003, the last business day of the registrant’s most recently completed second fiscal quarter was $249,313,329. (1)

     There were 8,469,278 shares of the registrant’s common stock outstanding as of February 24, 2004.

PART IV
Item 15: Exhibits, Financial Statement Schedules and Reports on Form 8-K
SIGNATURES
INFORMATION REGARDING CONSENT OF ARTHUR ANDERSEN LLP
CEO CERTIFICATION
CFO CERTIFICATION
REPORT OF ARTHUR ANDERSEN LLP

DOCUMENTS INCORPORATED BY REFERENCE

(Specific sections incorporated are identified under applicable items herein)

     Certain portions of the Company’s Annual Report to Shareholders for the year ended December 31, 2003 are incorporated by reference in Parts II and IV of this Report.

     With the exception of the information incorporated by reference in Parts II and IV of this Report, the Company’s Annual Report to Shareholders for the year ended December 31, 2003 is not to be deemed “filed” with the Securities and Exchange Commission for any purpose.

     Certain portions of the Company’s Proxy Statement to be filed in connection with its 2004 Annual Meeting of Shareholders are incorporated by reference in Part III of this Report; provided, however, that the Compensation Committee Report, the Audit Committee Report and the graph showing performance of the Company’s stock and any other information in such Proxy Statement that is not required to be included in this Annual Report on Form 10-K, shall not be deemed to be incorporated herein or filed for the purposes of the Securities Act of 1933 or the Securities Exchange Act of 1934.

     Other documents incorporated by reference are listed in the Exhibit Index.

(1) The aggregate dollar amount of the voting stock set forth equals the number of shares of the Company’s Common Stock outstanding, reduced by the amount of Common Stock held by officers, directors, shareholders owning in excess of 10% of the Company’s Common Stock and the Company’s employee benefit plans multiplied by the last reported sale price for the Company’s Common Stock on June 30, 2003, the last business day of the registrant’s most recently completed second fiscal quarter. The information provided shall in no way be construed as an admission that any officer, director or 10% shareholder of the Company, or any employee benefit plan, may be deemed an affiliate of the Company or that such person or entity is the beneficial owner of the shares reported as being held by such person or entity, and any such inference is hereby disclaimed. The information provided herein is included solely for record keeping purposes of the Securities and Exchange Commission.

Explanatory Note: Omega is filing this Amendment No. 1 to its Annual Report on Form 10-K for the year ended December 31, 2003 to: (1) file as Exhibit 99.1 the report of Arthur Andersen LLP as of and for the year ended December 31, 2001 in accordance with Regulation 2-02(e) of SEC Regulation S-X and (2) provide the disclosure required by Rule 437a of SEC Regulation S-X concerning the inability to obtain the consent of Arthur Andersen LLP. This Amendment No. 1 continues to speak as of the date of the original Annual Report on Form 10-K, and Omega has not updated in this Amendment the disclosures contained in the Annual Report on Form 10-K to reflect any events that occurred at a later date.

PART IV

Item 15: Exhibits, Financial Statement Schedules and Reports on Form 8-K

     (a) Documents filed as part of this report:

            (1) Financial Statements. The following consolidated financial statements and the notes thereto of the Company, which are included in the Company’s Annual Report to Shareholders for the year ended December 31, 2003, and the report of independent public accountants which is also included in such Annual Report, are incorporated by reference into Item 8 of this Report:

     Consolidated Balance Sheets -

            December 31, 2003 and 2002

     Consolidated Statements of Income

            Years ended December 31, 2003, 2002 and 2001

     Consolidated Statements of Shareholders’ Equity -

            Years ended December 31, 2003, 2002 and 2001

     Consolidated Statements of Cash Flows

            Years ended December 31, 2003, 2002 and 2001

     Notes to Consolidated Financial Statements

     Report of Independent Certified Public Accountants

     Report of Independent Public Accountants (filed as Exhibit 99.1)

     (2) Financial Statement Schedules. Financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Exhibits filed pursuant to Item 601 of Regulation S-K

Number		Title
3.1	(1)	Amended and Restated Articles of Incorporation of Omega

3.2	(4)	Articles of Amendment to the Amended and Restated Articles of Incorporation.

3.3	(7)	Articles of Amendment to the Amended and Restated Articles of Incorporation

3.4	(12)	Amended and Restated By-Laws of Omega

*10.2	(2)	Peoples (now Omega) Stock Option Plan (1986).

*10.2	(5)	Amendment No. 1 to Stock Option Plan (1986).

Number		Title
*10.3	(3)	Omega Executive Incentive Compensation Plan.

10.4	(5)	Purchase Agreement (with Exhibits) between Omega and Mid-State Bank & Trust Company (“Mid-State”).

10.5	(5)	Assignment of Promissory Note from Omega to Mid-State together with $5,000,000 Secured Promissory Note of Omega Financial Corporation Employee Stock Ownership Plan Trust (“ESOP Trust”).

10.6	(5)	Pledge and Security Agreement between Omega and the ESOP Trust.

10.7	(5)	Mortgage from Omega to Mid-State.

*10.8	(6)	1994 Stock Option Plan for Non-Employee Directors

*10.9	(7)	Directors Deferred Compensation Agreements for Peoples National Bank and Omega Financial Corporation

*10.10	(8)	1996 Employee Stock Option Plan

*10.11	(9)	Omega Bank, National Association Amended and Restated Salary Continuation Agreement with David B. Lee

*10.12	(9)	Omega Bank, National Association Salary Continuation Agreement with Daniel Warfel

*10.13	(10)	Omega Financial Corporation Employee Stock Ownership Plan (Restated Effective January 1, 1997)

*10.14	(12)	Amendment No. 1 to Omega Employee Stock Ownership Plan

*10.15	(12)	Amendment No. 2 to Omega Employee Stock Ownership Plan

*10.16	(12)	Amendment No. 3 to Omega Employee Stock Ownership Plan

*10.17	(12)	Amendment No. 4 to Omega Employee Stock Ownership Plan

*10.18	(12)	Employment Agreement with D. Stephen Martz

*10.19		Severance Agreement by and between Omega Financial Corporation and Daniel L. Warfel (previously filed)

*10.20		Severance Agreement by and between Omega Financial Corporation and Donita R. Koval (previously filed)

*10.21		First Amendment to the Omega Bank, National Association Amended and Restated Salary Continuation Agreement with David B. Lee (previously filed)

*10.22		Employment Agreement with David B. Lee (previously filed)

*10.23		First Amendment to the Omega Bank, National Association Amended and Restated Salary Continuation Agreement with Daniel L. Warfel (previously filed)

Number		Title
*10.24		Omega Bank, National Association Salary Continuation Agreement with Donita Koval (previously filed)

13.1		Annual Report to Shareholders for the year ended December 31, 2003 (such report, except for those portions expressly incorporated by reference in this Annual Report on Form 10-K, is furnished for the information of the Commission and is not to be deemed filed as part of this Report).

14.1		Omega Financial Corporation Code of Ethics for Senior Financial Officers (previously filed)

16.1	(11)	Letter concerning Change in Certifying Accountant

21.1		Subsidiaries of the Registrant (previously filed)

23.1		Consent of Ernst and Young (previously filed)

23.2		Information Regarding Consent of Arthur Andersen LLP (filed herewith)

31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15(d)-14(a) of the Securities Exchange Act, as amended

31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15(d)-14(a) of the Securities Exchange Act, as amended

99.1		Report of Arthur Andersen LLP (filed herewith)

     (b) Reports on Form 8-K filed or furnished in the fourth quarter of 2003: Form 8-K dated October 24, 2003.

*	Indicates management contract or compensatory plan, contract or arrangement.

(1)	Incorporated by reference from Omega’s (formerly Peoples’) Annual Report on Form 10-K for the year ended December 31, 1986.

(2)	Incorporated by reference from Omega’s (formerly Peoples’ Registration Statement on Form S-4 (File No. 33-9045).

(3)	Incorporated by reference from Omega’s Annual Report on Form 10-K for the year ended December 31, 1988.

(4)	Incorporated by reference from Omega’s Quarterly Report on Form 10-Q for the period ended June 30, 1990.

(5)	Incorporated by reference from Omega’s Annual Report on Form 10-K for the year ended December 31, 1990.

(6)	Incorporated by reference from Omega’s Registration Statement on Form S-8 (Registration No. 33-82214).

(7)	Incorporated by reference from Omega’s Annual Report on Form 10-K for the year ended December 31, 1994.

(8)	Incorporated by reference from Omega’s Annual Report on Form 10-K for the year ended December 31, 1995.

(9)	Incorporated by reference from Omega’s Annual Report on Form 10-K for the year ended December 31, 2000.

(10)	Incorporated by reference from Omega’s Annual Report on Form 10-K for the year ended December 31, 2001.

(11)	Incorporated by reference from Omega’s Annual Report on Form 8-K filed on April 11, 2002.

(12)	Incorporated by reference from Omega’s Annual Report on Form 10-K for the year ended December 31, 2002.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

OMEGA FINANCIAL CORPORATION

Date: 11/29/2004	By: /s/ David B. Lee
David B. Lee, Chairman of the Board and Chief
Executive Officer