Form 10-K
period 2004-12-31
OMEGA FINANCIAL CORP /PA/
filed 2005-03-16
CIK 705671

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year ended December 31, 2004

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

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

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

                                 Yes |X| No |_|

      The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold on June 30, 2004, the last business day of the registrant's most recently completed second fiscal quarter was $389,787,645. (1)

      There were 12,597,446 shares of the registrant's common stock outstanding as of February 24, 2005.

                       DOCUMENTS INCORPORATED BY REFERENCE

  (Specific sections incorporated are identified under applicable items herein)

      Certain portions of the Company's Annual Report to Shareholders for the year ended December 31, 2004 are incorporated by reference in Parts II and IV of this Report.

      With the exception of the information incorporated by reference in Parts II and IV of this Report, the Company's Annual Report to Shareholders for the year ended December 31, 2004 is not to be deemed "filed" with the Securities and Exchange Commission for any purpose.

      Certain portions of the Company's Proxy Statement to be filed in connection with its 2005 Annual Meeting of Shareholders are incorporated by reference in Part III of this Report; provided, however, that the Compensation Committee Report, the Audit Committee Report and the graph showing performance of the Company's stock and any other information in such Proxy Statement that is not required to be included in this Annual Report on Form 10-K, shall not be deemed to be incorporated herein or filed for the purposes of the Securities Act of 1933 or the Securities Exchange Act of 1934.

      Other documents incorporated by reference are listed in the Exhibit Index.

-----------------

(1) The aggregate dollar amount of the voting stock set forth equals the number of shares of the Company's Common Stock outstanding, reduced by the amount of Common Stock held by officers, directors, shareholders owning in excess of 10% of the Company's Common Stock and the Company's employee benefit plans multiplied by the last reported sale price for the Company's Common Stock on June 30, 2004, the last business day of the registrant's most recently completed second fiscal quarter. The information provided shall in no way be construed as an admission that any officer, director or 10% shareholder of the Company, or any employee benefit plan, may be deemed an affiliate of the Company or that such person or entity is the beneficial owner of the shares reported as being held by such person or entity, and any such inference is hereby disclaimed. The information provided herein is included solely for record keeping purposes of the Securities and Exchange Commission.

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

      On October 1, 2004, Sun Bancorp, Inc. ("Sun"), a bank holding company was merged into Omega. On that same date, Sun's banking subsidiary, Sun Bank, was merged into Omega Bank. In connection with the Sun merger, the Company issued a total of 4,117,116 shares of its common stock, and paid a total of $35,921,000, to the former shareholders of Sun. Also as a result of this merger, Omega acquired Sun's wholly-owned subsidiaries: Beacon Life Insurance Company, Sun Bancorp Statutory Trust I, Sun Investment Services, Inc., SUBI Services, Inc., Mid-Penn Insurance Associates, Bank Capital Services Corporation and Sentry Trust Company. The Company currently has one banking subsidiary, Omega Bank, and its current non-banking subsidiaries consist of Central Pennsylvania Life Insurance Company, Central Pennsylvania Investment Company, Omega Insurance Agency, Inc., Omega Financial Company LLC, Central Pennsylvania Leasing, Inc., Beacon Life Insurance Company, Sun Investment Services, Inc., SUBI Services, Inc., Mid-Penn Insurance Associates, Bank Capital Services Corporation and Sentry Trust Company. The Company also owns two subsidiaries that are unconsolidated: Omega Financial Capital Trust 1 and Sun Bancorp Statutory Trust
I. Unless the context otherwise requires, the "Company" refers to Omega Financial Corporation and its consolidated subsidiaries and the "Bank" refers to the Company's banking subsidiary.

BANKING SERVICES

      The Bank currently provides retail and commercial banking services through 68 full service offices in Bedford, Blair, Centre, Clinton, Cumberland, Huntingdon, Juniata, Mifflin, Snyder, Union, Northumberland, Lycoming, Dauphin and Luzerne counties in northeastern and central Pennsylvania.

      The Bank provides a full range of consumer and commercial services. Consumer services include Internet and telephone banking, an automated teller machine network, personal checking accounts, interest checking accounts, savings accounts, insured money market accounts, debit cards, investment certificates, fixed and variable rate certificates of deposit, club accounts, secured and unsecured installment loans, auto and equipment leases, construction and mortgage loans, safe deposit facilities, credit lines with overdraft checking protection, IRA accounts and student loans. Commercial banking services include small and high-volume business checking accounts, on-line account management services, ACH origination, payroll direct deposit, commercial lending, commercial cash management services, lockbox service, and repurchase agreements. The Bank also provides a variety of trust and asset management services.

      Omega's primary loan products include commercial loans, commercial real estate loans, real estate construction loans, real estate mortgage loans, home equity and other personal/consumer products.

      Omega's underwriting policies are updated periodically and are presented for approval by the Board of Directors of the Bank. The purpose of the policies is to grant loans on a sound and collectible basis; to invest available funds in a safe, profitable manner; to serve the legitimate credit needs of the communities of Omega's primary market area; and ensure that all loan applicants receive fair and equal treatment in the lending process. It is the intent of the underwriting policies to minimize loan losses by carefully investigating the credit history of each applicant, verify the source of repayment and the ability of the applicant to repay, collateralize those loans in which collateral is deemed to be required, exercise care in the documentation of the application, review, approval and origination process and administer a comprehensive loan collection program.

      The major types of investments held consist of obligations and securities issued by U.S. Treasury or other government agencies or corporations, obligations of state and local political subdivisions, corporate and other securities, mortgage-backed securities, common stock and other investments. Other investments held include limited partnership low-income housing projects and other real estate owned. Our investment policy directs that investments be managed in a way that provides necessary funding for the Company's liquidity needs, provides adequate collateral to pledge for public funds held and, as directed by the Asset Liability Committee, is managed to control interest rate risk. The investment policy provides limits on types of investments owned, credit quality of investments and limitations by investment types and issuer.

      The Company's primary source of funds is deposits that are gathered by the Bank. These deposits consist of transaction type accounts such as demand deposits and savings accounts and time deposits such as certificates of deposits. The majority of deposits have been gathered by the Bank in the Company's market area. No material portion of the deposits has been obtained from a single or small group of customers and the Company believes that the loss of any customer's deposits or a small group of customers' deposits would not have a material adverse effect on the Company.

      Other sources of funds used by the Company include retail repurchase agreements, borrowings from Federal Home Loan Bank of Pittsburgh, and lines of credit established with various correspondent banks for overnight funding.

      As of December 31, 2004, the Bank operated an aggregate of 111 automated teller machines (ATMs) at various locations. The Bank is a member of the First Data/Star System and the "Plus System." The First Data/Star and Plus Systems operate nationwide.

      The Bank has a relatively stable deposit base with no major seasonal depositor or group of depositors. Most of its commercial customers are small and mid-sized businesses in northeastern and central Pennsylvania.

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

      In November 2002, Omega Bank formed its subsidiary, Omega Financial Company, LLC, a Delaware limited liability company whose purpose is to hold certain investments of the Company.

      In September 2004, the Company formed Omega Financial Capital Trust I, for the purpose of issuing trust preferred securities through a pooled trust preferred program.

      On October 1, 2004, in connection with the Sun merger, the Company acquired the following subsidiaries of Sun:

      Beacon Life Insurance Company, an Arizona corporation, for the purpose of providing credit life and disability insurance;

      Sun Bancorp Statutory Trust I, a wholly owned Connecticut corporation, for the purpose of issuing trust preferred securities through a pooled trust preferred program;

      Sun Investment Services, Inc. offers mutual funds and annuity products to Omega's customers;

      SUBI Services, LLC, an employee services company, solely owned by Omega Bank;

      Mid-Penn Insurance Associates, an independent insurance agency, to diversify the financial services available to Sun's customers;

      Bank Capital Services Corporation provides leasing alternatives to Omega's customers and also services leases for several other financial institutions;

      Sentry Trust Company provides trust and wealth management services for clients throughout central Pennsylvania.

COMPETITION

      The Bank's service areas are characterized by intense competition for banking business among commercial banks, savings and loan associations, mutual savings banks and other financial institutions. The Bank actively competes with such banks and institutions for local retail and commercial accounts. The Bank also is subject to competition from other banks and financial institutions in central and northeastern Pennsylvania, as well as other financial institutions outside their service areas, for certain types of banking business. Many competitors have substantially greater financial resources and larger branch systems than those of the Bank.

      In commercial transactions, the Company believes that the Bank's legal lending limit to a single borrower (approximately $31,927,000 as of December 31, 2004) enables it to compete effectively for the business of small and mid-sized businesses. However, this legal lending limit is considerably lower than that of various competing institutions and thus may act as a constraint on the Bank's effectiveness in competing for financings in excess of the limit.

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

      Satisfactory financial condition, particularly with regard to capital adequacy, and satisfactory Community Reinvestment Act ratings are generally prerequisites to obtaining federal regulatory approval to make acquisitions and open branch offices. As of December 31, 2004, the Bank was rated "satisfactory" under the Community Reinvestment Act.

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

      The Financial Institutions Reform, Recovery and Enforcement Act ("FIRREA") contains a "cross-guarantee" provision that could result in any insured depository institution owned by the Company being assessed for losses incurred by the Federal Deposit Insurance Corporation ("FDIC") in connection with assistance provided to, or the failure of, any other depository institution owned by the Company. Also, under FRB policy, the Company is expected to act as a source of financial strength to each of its banking subsidiaries and to commit resources to support each such bank in circumstances where such bank might not be in a financial position to support itself. Consistent with the "source of strength" policy for subsidiary banks, the FRB has stated that, as a matter of prudent banking, a bank holding company generally should not maintain a rate of cash dividends unless its net income available to common shareholders has been sufficient to fully fund the dividends and the prospective rate of earnings retention appears to be consistent with the corporation's capital needs, asset quality and overall financial condition.

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

      Under the Community Reinvestment Act, as amended ("CRA"), a bank has a continuing and affirmative obligation, consistent with its safe and sound operation, to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the applicable regulatory agency to assess an institution's record of meeting the credit needs of its community. The CRA requires public disclosure of an institution's CRA rating and requires that the applicable regulatory agency provide a written evaluation of an institution's CRA performance utilizing a four-tiered descriptive rating system. An institution's CRA rating is considered in determining whether to grant charters, branches and other deposit facilities, relocations, mergers, consolidations and acquisitions. Performance less than satisfactory may be the basis for denying an application. For its most recent examinations, the Bank received a "satisfactory" rating.

      Omega Bank is a member of the FDIC and a member of the Federal Reserve System and, therefore, is subject to additional regulation by these agencies. Some of the aspects of the lending and deposit business of the Bank that are regulated by these agencies include personal lending, mortgage lending and reserve requirements.

      The operations of the Bank are also subject to numerous Federal, state and local laws and regulations which set forth specific restrictions and procedural requirements with respect to interest rates on loans, the extension of credit, credit practices, the disclosure of credit terms and discrimination in credit transactions. The Bank also is subject to certain limitations on the amount of cash dividends that it can pay. See Note 24 of Notes to the Company's Consolidated Financial Statements, contained in the Company's 2004 Annual Report to Shareholders filed as Exhibit 13.1. The Bank's recently acquired subsidiary, Sentry Trust Company, is a Pennsylvania non-depository trust company, which is also subject to regulations and periodic examination by the Pennsylvania Department of Banking.

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

      See Note 24 of Notes to the Company's Consolidated Financial Statements, contained in the Company's Annual Report, for a table that provides a comparison of Omega's and the Bank's risk based capital ratios and the leverage ratio to minimum regulatory requirements.

      Federal Banking Agencies have broad powers to take corrective action to resolve problems of insured depository institutions. The extent of these powers depends upon whether the institutions in question are "well capitalized," "adequately capitalized," "under capitalized", "significantly undercapitalized," or "critically undercapitalized." As of December 31, 2004, the Bank was a "well-capitalized" bank as defined by the FDIC.

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

      Other. Central Pennsylvania Life Insurance Co., Beacon Life Insurance Company, Mid-Penn Insurance Associates and Omega Insurance Agency, Inc. are subject to regulation by applicable state insurance regulatory authorities. The Company's non-bank subsidiaries are subject to the laws and regulations of both the federal government and various states in which they conduct business.

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

      Omega may engage directly or indirectly in activities considered financial in nature, either de novo or by acquisition, as long as it gives the FRB after-the-fact notice of the new activities

      If any banking subsidiary of Omega ceases to be "well capitalized" or "well managed" under applicable regulatory standards, the FRB may, among other things, place limitations on Omega's ability to conduct the broader financial activities permissible for financial holding companies or, if the deficiencies persist, require Omega to divest the banking subsidiary. In addition, if any banking subsidiary of Omega receives a CRA rating of less than satisfactory, Omega would be prohibited from engaging in any additional activities other than those permissible for bank holding companies that are not financial holding companies.

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

      The foregoing discussion is qualified in its entirety by reference to the statutory provisions of the Act and the related regulations, which are adopted by various government agencies pursuant to the Act.

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

EMPLOYEES

      As of December 31, 2004, the Company had a total of 691 full-time employees and 108 part-time employees.

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

      Effect of Interest Rates on the Bank and the Company. The operations of financial institutions such as the Company are dependent to a large degree on net interest income, which is the difference between interest income from loans and investments and interest expense on deposits and borrowings. An institution's net interest income is significantly affected by market rates of interest that in turn are affected by prevailing economic conditions, by the fiscal and monetary policies of the federal government and by the policies of various regulatory agencies. At December 31, 2004, total interest bearing liabilities maturing or repricing within one year exceeded total interest earning assets maturing or repricing during the same time period by $59.440 million, representing a cumulative one-year sensitivity ratio of 0.93. Simulation of interest rate changes suggests that if interest rates decreased, net interest income would likely decrease over the next twelve months. Like all financial institutions, the Company's balance sheet is affected by fluctuations in interest rates. Volatility in interest rates can also result in disintermediation, which is the flow of funds away from financial institutions into direct investments, such as US Government and corporate securities and other investment vehicles, including mutual funds, which, because of the absence of federal insurance premiums and reserve requirements, generally pay higher rates of return than financial institutions. See "Item 7: Management's Discussion of Financial Condition and Results of Operations" and "Item 7A:
Quantitative and Qualitative Disclosure about Market Risk".

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

      Dividends. While the Board of Directors expects to continue its policy of regular quarterly dividend payments, this dividend policy will be reviewed periodically in light of future earnings, regulatory restrictions and other considerations. No assurance can be given, therefore, that cash dividends on common stock will be paid in the future. See "Item 5: Market for Registrant's Common Equity and Related Stockholder Matters."

      Market for Common Stock. Although the Company's Common Stock is listed on the NASDAQ National Market System, there has been only limited trading in the Common Stock. There can be no assurance that a regular and active market for the Common Stock will develop in the foreseeable future. See "Item 5: Market for Registrant's Common Equity and Related Stockholder Matters." Investors in the shares of Common Stock must, therefore, be prepared to assume the risk of their investment for an indefinite period of time.

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

      Internal Controls. If the Company fails to maintain an effective system of internal controls, it may not be able to accurately report its financial results or prevent fraud. As a result, current and potential shareholders could lose confidence in the Company's financial reporting, which could harm its business and the trading price of its common stock. Beginning in early fiscal 2004, the Company began a process to document and evaluate its internal controls over financial reporting in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 and the related regulations, which require annual management assessments of the effectiveness of the Company's internal controls over financial reporting and a report by the Company's independent auditors addressing these assessments. In this regard, management has dedicated internal resources, engaged outside consultants and adopted a detailed work plan to (i) assess and document the adequacy of internal controls over financial reporting,
(ii) take steps to improve control processes, where appropriate, (iii) validate through testing that controls are functioning as documented and (iv) implement a continuous reporting and improvement process for internal control over financial reporting. The Company's efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and the related regulations regarding the Company's assessment of its internal controls over financial reporting and the Company's independent auditors' audit of that assessment have resulted, and are likely to continue to result, in increased expenses. The Company's management and audit committee have given the Company's compliance with Section 404 the highest priority. The Company cannot be certain that these measures will ensure that the Company implements and maintains adequate controls over its financial processes and reporting in the future. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm the Company's operating results or cause the Company to fail to meet its reporting obligations. If the Company fails to correct any issues in the design or operating effectiveness of internal controls over financial reporting or fails to prevent fraud, current and potential shareholders could lose confidence in the Company's financial reporting, which could harm its business and the trading price of its common stock.

      Sun Merger. Since the acquisition of Sun became final, Omega has been instituting its uniform policies, procedures and controls over the former Sun operation. Omega expects to realize expected operating efficiencies, eliminate redundant costs and operate the business profitably. The successful integration of Omega and Sun could be adversely affected by one or more of the following risks:

   o The cost, in both money and human effort, required to continue successful integration of the operations of the companies may be greater than the Company expects;

   o It may be more difficult than expected to control expenses after the merger, which would make it more difficult to improve the Company's overall operating efficiencies and obtain the benefits of economies of scale;

   o Over time, customers of Sun Bank may choose not to maintain their deposits, loans and other banking relationships with Omega; and

   o It may be more difficult than anticipated to completely integrate Sun's personnel into Omega's operations.

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

         Omega Bank

              117 South Allen Street, State College, PA (Main Office) (ATM) 222 South Allen Street, State College, PA (ATM)
              1480 East College Ave., State College, PA (ATM)
              137 North Allegheny Street, Bellefonte, PA (ATM)
              Fourth and Olive Streets, Snow Shoe, PA
              121 W. Main Street, Rebersburg, PA
              101 E. Main Street, Millheim, PA
              400 East Boal Avenue, Boalsburg, PA (ATM)
              100 High Street, Port Matilda, PA (ATM)
              Main and Mill Streets, Loganton, PA
              201 Mill Street, Milesburg, PA
              32 East Market St., Lewistown, PA   (ATM)
              1250 West Fourth St., Lewistown, PA
              111 North Logan Blvd., Burnham, PA (ATM)
              Main and Juniata Streets, Mifflin, PA
              Main and Mill Streets, Thompsontown, PA
              10 Carriage House Lane, Reedsville, PA  (ATM)
              109 East Main Street, Allensville, PA
              Route 522 North, Lewistown, PA (ATM only)
              366 Walker Drive, State College, PA  (ATM Only)
              218 - 224 Allegheny Street, Hollidaysburg, PA
              113 West Allegheny Street, Martinsburg, PA (ATM)
              215 High Street, Williamsburg, PA
              1567 East Pleasant Valley Boulevard, Altoona, PA (ATM)
              430 East 25th Avenue, Altoona, PA (ATM)
              431 Penn Street, Huntingdon, PA
              16-20 East Shirley Street, Mount Union, PA (ATM)
              Main Street, Alexandria, PA
              Route 26, James Creek, PA
              911 Church Street, Saxton, PA
              8th and Main Street, Saxton, PA (ATM only)
              14th and Moore Streets, Huntingdon, PA (ATM)

             2 South Market Street, Selinsgrove, PA (ATM)
             200 Susquehanna Trail, Selinsgrove, PA (ATM)
             Market and Plum Streets, New Berlin, PA (ATM)
             11 South Second Street, Sunbury, PA (ATM)
             Route 522 and Dock Hill Road, Middleburg, PA (ATM) 300 Main Street, Watsontown, PA (ATM)
             96 Duke Street, Northumberland, PA (ATM)
             311 Market Street, Lewisburg, PA (ATM)
             40 Bellefonte Avenue, Lock Haven, PA (ATM)
             349 Main Street, Mill Hall, PA (ATM)
             10 South Market Street, Shamokin, PA (ATM)
             36 East Main Street, Nanticoke, PA (ATM)
             46 South Mountain Boulevard, Mountain Top, PA (ATM) 2378 State Route 118, Hunlock Creek, PA (ATM)
             639 South Main Street, Wilkes Barre, PA (ATM)
             51 South Front Street, Steelton, PA (ATM)
             1100 Spring Garden Drive, Middletown, PA (ATM)
             90 Maynard Street, Williamsport, PA (ATM)
             2131 West Fourth Street, Williamsport, PA (ATM)
             2 South Main Street, Hughesville, PA (ATM)
             301 Broad Street, Montoursville, PA (ATM)
             1110 East Simpson Street, Mechanicsburg, PA (ATM)

      The Bank operates branch offices and ATMs at the following locations that are leased by the Company. The leases for these properties have expiration dates ranging from 2005 to 2024.

         Branches
             460 Westerly Parkway, State College, PA (ATM)
             1811 South Atherton Street, State College, PA (ATM) building owned, land leased.
             1667 North Atherton Street, State College, PA  (ATM) building owned, land leased.
             366 East College Avenue, State College, PA  (ATM)
             Routes 45 and 144, Centre Hall, PA (ATM) building owned, land leased.
             520 Third Avenue, Duncansville, PA (ATM)
             3014 Pleasant Valley Boulevard, Altoona, PA  (ATM)
             300 Spring Plaza, Roaring Spring, PA  (ATM)
             5812 Sixth Avenue, Altoona, PA (ATM) building owned, land
               leased.
             1402 Logan Avenue, Tyrone, PA (ATM) building owned, land
               leased.
             Morrison's Cove Home, 429 South Market Street, Martinsburg, PA Westminster Woods, 360 Westminster Woods Drive, Huntingdon, PA Foxdale Village, 500 Marylyn Avenue, State College, PA
             205 Park Place, Bellefonte, PA (ATM)
             5th and Penn Streets, Huntingdon, PA (ATM)
             141 Plaza 15, Lewisburg, PA (ATM)
             814 Westminster Drive, Williamsport, PA (ATM)

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

             155 North Fifteenth Street, Lewisburg, PA
             284 Hogan Boulevard, Lock Haven, PA
             Dunkin' Donuts, Route 11, Bloomsburg, PA
             Short Stop Mart, State Route 487, Light Street, Bloomsburg, PA Amoco Food Shop, 105 McCracken Road, Danville, PA
             Amoco Food Shop, 11 A Street, Danville, PA
             Short Stop Mart, New Columbia, PA
             108 West Pine Street, Selinsgrove, PA
             Short Stop Mart, Route 522, Selinsgrove, PA
             Weis Markets, 700 Broad Street, Selinsgrove, PA
             1 College Avenue, Williamsport, PA
             Dunkin' Donuts, Routes 11 and 15, Hummel's Wharf, PA
             Short Stop Mart, Route 11, Northumberland, PA
             Dunkin' Donuts, Route 15, Lewisburg, PA
             Susquehanna University, Selinsgrove, PA
             Variety Stop, 15 East Main Street, Glen Lyon, PA
             Beer Super, 485 Scott Street, Wilkes Barre, PA
             Pump N Pantry, Routes 118 and 29, Hunlock Creek, PA
             Redner's Market, 156 Dolson Avenue, Middletown, NY
             Redner's Market, 4870 Penn Avenue, Sinking Springs, PA Redner's Market, 801 Carsonia Avenue, Reading, PA
             Redner's Market, 220 Campbell Road, Palmyra, PA
             Redner's Market, 3985 Columbia Avenue, Columbia, PA
             Redner's Market, Routes 422 and 662, Douglasville, PA
             Redner's Market, 3745 Nicholas Street, Easton, PA
             CSIU, 90 Lawton Lane, Milton, PA
             Brodart, 500 Arch Street, Williamsport, PA
             Redner's Market, 423 North Reading Road, Ephrata, PA
             Redner's Market, 2323 Lehigh Street, Allentown, PA
             Redner's Market, 2975 Route 22, Fredericksburg, PA
             Redner's Market, 3 Quarry Road, Reading, PA
             Redner's Market, 3215 North Fifth Street, Reading, PA
             Redner's Market, Route 11, Edwardsville, PA
             Redner's Market, 2000 North Township Boulevard, Pittston, PA Redner's Market, 550 Seventh Avenue, Scranton, PA
             Pump N Pantry, Montrose, PA
             Pump N Pantry, 620 State Route 29 South, Tunkhannock, PA
             Pump N Pantry, Exit 320 Interstate 80, Great Bend, PA
             Pump N Pantry, Exit 233, New Milford, PA
             Pump N Pantry, 530 Elmira Street, Troy, PA
             Pump N Pantry, 81 Victory Highway, Painted Post, NY
             Pump N Pantry, 58 North Main Street, Lawrence, PA
             Pump N Pantry, 1 North Main Street, Tioga, PA
             Pump N Pantry, State Route 307, Lake Winola, PA
             Pump N Pantry Exit 211 Interstate 80, Kingsley, PA
             Pump N Pantry, 622 State Route 6 West, Tunkhannock, PA
             Pump N Pantry, Route 11, Nicholson, PA
             Pump N Pantry, 114 N German Street, Dunshore, PA
Other

      The Company also leases buildings and/or office space for several of its subsidiaries including: Fulton County, Greencastle, and Emporium, PA offices for Sentry Trust; Pittston offices for Bank Capital Services Corporation; and Sunbury and Shamokin Dam, PA offices for Mid-Penn Insurance Associates.

      The Bank leases office space in Bedford, PA for a Trust Services office.

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

       Name         Age                               Position
       ----         ---                               --------
Daniel L. Warfel    58     Executive Vice President and Chief Financial Officer of the Company since
                           1987; Executive Vice President of Omega Bank since 1983.

Donita R. Koval     44     President of the Company since 2004; Chief Operating Officer of the Company since 2003; President of Omega Bank since 2002 and Chief Executive Officer of
                           Omega Bank since 2003.

David N. Thiel      61     Senior Vice President and Corporate Secretary of the Company since 1987; Vice
                           President, Secretary and Cashier of Omega Bank since 1973.

JoAnn N. McMinn     52     Senior Vice President and Corporate Controller of the Company since 1988;
                           Director of Investor Relations since 2003; Vice President and Controller of
                           Omega Bank since 1976.

                                     PART II

Item 5: Market for Registrant's Common Equity and Related Stockholder Matters

      Incorporated by reference from the section entitled "Common Stock Market Prices and Dividends" in the Company's Annual Report to Shareholders for the year ended December 31, 2004.

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

      On October 1, 2004, Omega issued 4,117,116 shares of its common stock as part of the consideration paid by Omega, which was a mix of cash and stock, to the former shareholders of Sun in connection with Omega's acquisition of Sun. The issuance of Omega common stock in the merger was registered under the Securities Act of 1933.

      The Company did not sell any other equity securities during 2004 that were not registered under the Securities Act.

      For information concerning Omega's Equity Compensation Plans, see "Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters."

Item 6: Selected Financial Data

      Incorporated by reference from the section entitled "Selected Financial Data" in the Company's Annual Report to Shareholders for the year ended December 31, 2004.

Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations

      Incorporated by reference from the sections entitled "Management's Discussion and Analysis - Results of Operations" and "Financial Condition" in the Company's Annual Report to Shareholders for the year ended December 31, 2004.

Item 7A: Quantitative and Qualitative Disclosure about Market Risk

      Incorporated by reference from the sections entitled "Management's Discussion and Analysis - Financial Condition" in the Company's Annual Report to Shareholders for the year ended December 31, 2004.

Item 8: Financial Statements and Supplementary Data

      Incorporated by reference from the Company's Consolidated Financial Statements and the Notes to Consolidated Financial Statements thereto included in the Company's Annual Report to Shareholders for the year ended December 31, 2004.

Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      Not applicable.

Item 9A: Controls and Procedures

      Attached as exhibits to this Form 10-K are certifications of the Company's Chief Executive Officer (CEO) and Chief Financial Officer (CFO); which are required in accordance with Rule 13a-14 of the Securities Exchange Act of 1934, as amended (the Exchange Act). This "Controls and Procedures" section includes information concerning the controls and controls evaluation referred to in the certifications. Also preceding the Company's financial statements included in the Company's Annual Report which is attached as Exhibit 13.1 to this Form 10-K is the report of Ernst & Young LLP, our independent registered public accounting firm, regarding its audit of the Company's internal control over financial reporting and of management's assessment of internal control over financial reporting which is also included at the beginning of the financial statements. This section should be read in conjunction with the certifications, the Ernst & Young LLP report for a more complete understanding of the topics presented.

      Conclusion Regarding the Effectiveness of Disclosure Controls and
Procedures

      The Company's management, with the participation of its CEO and CFO, conducted an evaluation, as of December 31, 2004, of the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)). Based on this evaluation, the Company's CEO and CFO concluded that, as of the end of the period covered by this annual report, the Company's disclosure controls and procedures were effective in reaching a reasonable level of assurance that management is timely alerted to material relating to the Company during the period when the Company's periodic reports are being prepared.

      Changes in Internal Control Over Financial Reporting

      The Company's management, with the participation of the Company's chief executive officer and chief financial officer, also conducted an evaluation of the Company's internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), to determine whether any changes occurred during the quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. Based on that evaluation, there was no such change during the quarter ended December 31, 2004.

      A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. The Company conducts periodic evaluations of its controls to enhance, where necessary, its procedures and controls. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Item 9B: Other Information

Omega had adopted a Code of Conduct that applied to all of its directors, officers and employees. Additionally, it had adopted a Code of Ethics for Senior Financial Officers, which included the Chief Executive Officer, the Chief Financial Officer and the Corporate Controller (the "SFO Code"). Effective as of November 22, 2004, the Board approved a Code of Ethics & Comprehensive Insiders Activity Policy (the "New Code") applicable to the Company's directors, officers and employees, including Chief Executive Officer, the Chief Financial Officer and the Corporate Controller. The New Code imposed the same obligations on the senior financial officers, as required by Item 406 of SEC Regulation S-K, as did the SFO Code. On March 14, 2004, the Board determined that the New Code replaced the SFO Code. The New Code is filed herewith as
Exhibit 14.1 and is incorporated herein by reference. The New Code also is available for review on Omega's website at www.omegafinancial.com, under the Corporate Governance section.

                                    PART III

Item 10: Directors and Executive Officers of the Registrant

      Incorporated by reference from the Company's Proxy Statement relating to the 2005 Annual Meeting of Shareholders to be filed pursuant to General Instruction G(3) to Form 10-K, except information concerning certain Executive Officers of the Company which is set forth in Item 4.1 hereof.

      Omega had adopted a Code of Conduct that applied to all of its directors, officers and employees. Additionally, it had adopted a Code of Ethics for Senior Financial Officers, which included the Chief Executive Officer, the Chief Financial Officer and the Corporate Controller (the "SFO Code"). Effective as of November 22, 2004, the Board approved a Code of Ethics & Comprehensive Insiders Activity Policy (the "New Code") applicable to the Company's directors, officers and employees, including Chief Executive Officer, the Chief Financial Officer and the Corporate Controller. The New Code imposed the same obligations on the senior financial officers, as required by Item 406 of SEC Regulation S-K, as did the SFO Code. On March 14, 2004, the Board determined that the New Code replaced the SFO Code. The New Code is filed herewith as Exhibit 14.1 and is available for review on Omega's website at www.omegafinancial.com, under the Corporate Governance section. Omega intends to satisfy the applicable disclosure requirements under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of its New Code on its website, except as otherwise required by applicable Nasdaq requirements.

Item 11: Executive Compensation

      Incorporated by reference from the Company's Proxy Statement relating to the 2005 Annual Meeting of Shareholders to be filed pursuant to General Instruction G(3) to Form 10-K.

Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      Incorporated by reference from the Company's Proxy Statement relating to the 2005 Annual Meeting of Shareholders to be filed pursuant to General Instruction G(3) to Form 10-K.

      The following table details information regarding Omega's existing equity compensation plans as of December 31, 2004:

                                                                                    (c)
                                                                           Number of securities
                                       (a)                   (b)            remaining available
                               Number of securities    Weighted-average     for future issuance
                                to be issued upon     exercise price of        under equity
                                   exercise of           outstanding        compensation plans
                               outstanding options,   options, warrants    (excluding securities
        Plan Category          warrants and rights        and rights     reflected in column (a))
---------------------------------------------------------------------------------------------------
Equity compensation plans
approved by security
holders                              924,922              $    31.50             857,302

Equity compensation plans
not approved by security
holders                                   --                      --                  --

                             ----------------------------------------------------------------------
Total                                924,922              $    31.50              857,302
                             ======================================================================

Item 13: Certain Relationships and Related Transactions

      Incorporated by reference from the Company's Proxy Statement relating to the 2005 Annual Meeting of Shareholders to be filed pursuant to General Instruction G(3) to Form 10-K.

Item 14: Principal Accountant Fees and Services

      Incorporated by reference from the Company's Proxy Statement relating to the 2005 Annual Meeting of Shareholders to be filed pursuant to General Instruction G(3) to Form 10-K.

                                     PART IV

Item 15: Exhibits and Financial Statement Schedules

      (a)   Documents filed as part of this report:

            (1) Financial Statements. The following consolidated financial statements and the notes thereto of the Company, which are included in the Company's Annual Report to Shareholders for the year ended December 31, 2004, and the report of independent public accountants which is also included in such Annual Report, are incorporated by reference into Item 8 of this Report:

      Consolidated Balance Sheets -
               December 31, 2004 and 2003

      Consolidated Statements of Income
               Years ended December 31, 2004, 2003 and 2002

      Consolidated Statements of Shareholders' Equity -
               Years ended December 31, 2004, 2003 and 2002

      Consolidated Statements of Cash Flows
               Years ended December 31, 2004, 2003 and 2002

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

           2.1(14)       Agreement and Plan of Merger with Sun Bancorp

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

           *10.15 (12)   Amendment No. 2 to Omega Employee Stock Ownership Plan

           *10.16 (12)   Amendment No. 3 to Omega Employee Stock Ownership Plan

           *10.17 (12)   Amendment No. 4 to Omega Employee Stock Ownership Plan

           *10.18 (12)   Employment Agreement with D. Stephen Martz

           *10.19 (13)   Severance Agreement by and between Omega Financial
                         Corporation and Daniel L. Warfel

           *10.20 (13)   Severance Agreement by and between Omega Financial
                         Corporation and Donita R. Koval

           *10.21 (13)   First Amendment to the Omega Bank, National Association
                         Amended and Restated Salary Continuation Agreement with
                         David B. Lee

           *10.22 (13)   Employment Agreement with David B. Lee

           *10.23 (13)   First Amendment to the Omega Bank, National Association
                         Amended and Restated Salary Continuation Agreement with
                         Daniel L. Warfel

           *10.24 (13)   Omega Bank, National Association Salary Continuation
                         Agreement with Donita Koval

           *10.25 Employment Agreement with Maureen Bufalino (filed herewith)

           *10.26 Compensation Arrangements for Directors and Executive Officers (Filed herewith)

           13.1 Annual Report to Shareholders for the year ended December 31, 2004 (such report, except for those portions expressly incorporated by reference in this Annual Report on Form 10-K, is furnished for the information of the Commission and is not to be deemed filed as part of this Report).

           14.1 Omega Financial Corporation Code of Ethics and Comprehensive Insiders Activities Policy (filed herewith)

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

---------------
* Indicates management contract or compensatory plan, contract or arrangement.

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

(11) Incorporated by reference from Omega's Current Report on Form 8-K filed on April 11, 2002.

(12) Incorporated by reference from Omega's Annual Report on Form 10-K for the year ended December 31, 2002.

(13) Incorporated by reference from Omega's Annual Report on Form 10-K for the year ended December 31, 2003.

(14) Incorporated by reference from an exhibit to Omega's Current Report on Form 8-K filed on April 21, 2004.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          OMEGA FINANCIAL CORPORATION


         Date:  03/15/2005                By: /s/ David B. Lee
                                              David B. Lee, Chairman of the
                                              Board, and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signatures                            Title                         Date

/s/ David B. Lee              Chairman of the Board and             03/15/2005
----------------              Chief Executive Officer and
David B. Lee                  Director (Principal Executive
                              Officer)


/s/ Daniel L. Warfel          Executive Vice President and          03/15/2005
--------------------          Chief Financial Officer (Principal
Daniel L. Warfel              Financial Officer)


/s/ JoAnn N. McMinn           Senior Vice President and Controller  03/15/2005
-------------------           (Principal Accounting Officer)
JoAnn N. McMinn

                              Director
----------------------
Raymond F. Agostinelli


/s/ Philip E. Gingerich       Director                              03/15/2005
-----------------------
Philip E. Gingerich


 /s/ D. Stephen Martz         Director                              03/15/2005
---------------------
D. Stephen Martz


/s/ Robert N. Oliver          Director                              03/15/2005
--------------------
Robert N. Oliver


/s/ James W. Powers, Sr.      Director                              03/15/2005
------------------------
James W. Powers, Sr.


/s/ Stanton R. Sheetz         Director                              03/15/2005
---------------------
Stanton R. Sheetz


                              Director                              03/15/2005
----------------------
Robert A. Szeyller


                              Director                              03/15/2005
-----------------------
Maureen M. Bufalino

                              Director                              03/15/2005
------------------------
Dennis J. Van Benthuysen

                              Director                              03/15/2005
------------------------
Robert A. Hormell