Form 10-Q
period 2005-03-31
OMEGA FINANCIAL CORP /PA/
filed 2005-05-09
CIK 705671

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____to _____

Commission File Number: 0-13599

OMEGA FINANCIAL CORPORATION

(Exact name of registrant as specified in its charter)

Pennsylvania	25-1420888

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Yes ☑      No ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes ☑      No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

The number of shares outstanding of each of the issuer’s classes of common stock as of May 5, 2005:
12,615,383 shares of Common Stock, $5.00 par value

PART I. Financial Information

Item 1. Financial Statements

OMEGA FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 31,	December 31,
	2005	2004
Assets
Cash and due from banks	$49,424	$47,877

Interest bearing deposits with other banks	29,899	31,122
Federal funds sold	17,000	36,350

Investment securities available for sale	315,108	327,979
Investment in unconsolidated subsidiary	1,625	1,625

Loans available for sale	69	22,515
Total portfolio loans	1,280,783	1,305,735
Less: Allowance for loan losses	(15,487)	(15,644)

Net portfolio loans	1,265,296	1,290,091

Premises and equipment, net	36,979	35,509
Other real estate owned	2,639	3,082
Bank-owned life insurance	73,420	72,845
Investment in limited partnerships	7,338	8,605
Core deposit intangibles	7,349	13,927
Other intangibles	2,731	2,799
Goodwill	161,218	156,959
Other assets	34,064	31,286

TOTAL ASSETS	$2,004,159	$2,082,571

Liabilities and Shareholders’ Equity
Deposits:
Non-interest bearing	$220,520	$228,408
Interest bearing	1,268,265	1,273,674

Total deposits	1,488,785	1,502,082

Short-term borrowings	78,251	90,259
ESOP debt	2,107	2,192
Junior subordinated debentures	57,066	57,190
Long-term debt	43,853	99,579
Other interest bearing liabilities	848	854
Other liabilities	16,816	14,676

TOTAL LIABILITIES	1,687,726	1,766,832

Shareholders’ Equity
Preferred stock, par value $5.00 per share:
Authorized - 5,000,000 shares, none issued
Common stock, par value $5.00 per share:
Authorized - 25,000,000 shares;
Issued and outstanding-
12,608,133 shares at March 31, 2005;
12,593,524 shares at December 31, 2004	63,057	62,968
Capital surplus	98,734	98,370
Retained earnings	154,929	152,249
Accumulated other comprehensive income	1,026	3,526
Unearned compensation related to ESOP debt	(1,313)	(1,374)

TOTAL SHAREHOLDERS’ EQUITY	316,433	315,739

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,004,159	$2,082,571

OMEGA FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share data)
Unaudited

	Three Months Ended
	March 31,
	2005	2004
Interest Income:
Interest and fees on loans	$19,347	$11,197
Interest and dividends on investment securities	2,367	1,853
Other interest income	358	56

TOTAL INTEREST INCOME.	22,072	13,106
Interest Expense:
Interest on deposits	4,692	2,692
Interest on short-term borrowings	490	76
Interest on long-term debt and other interest bearing liabilities	1,648	248

TOTAL INTEREST EXPENSE	6,830	3,016

NET INTEREST INCOME	15,242	10,090
Provision for loan losses	142	—

INCOME FROM CREDIT ACTIVITIES	15,100	10,090
Other Income:
Service fees on deposit accounts	2,140	1,339
Service fees on loans	312	281
Earnings on bank-owned life insurance	575	354
Trust fees	1,666	915
Investment and insurance product sales	1,072	302
Gain on the early extinguishment of debt	1,043	—
Loss on sale of loans and other assets	(339)	(1)
Net gains on the sale of investment securities	988	8
Other	1,029	540

TOTAL OTHER INCOME	8,486	3,738
Other Expense:
Salaries and employee benefits	7,551	4,955
Net occupancy expense	1,111	627
Equipment expense	1,089	702
Data processing service	626	423
Pennsylvania shares tax	619	384
Amortization of intangible assets	163	3
Other	3,810	2,139

TOTAL OTHER EXPENSE	14,969	9,233

Income before taxes	8,617	4,595
Income tax expense	2,040	991

NET INCOME	$6,577	$3,604

Net income per common share:
Basic	$0.52	$0.43
Diluted	$0.52	$0.42
Weighted average shares and equivalents:
Basic	12,596	8,471
Diluted	12,659	8,559
Dividends declared per share:
Common	$.31	$.30

OMEGA FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Three Months Ended
	March 31,
	2005	2004
Cash flows from operating activities:
Net income	$6,577	$3,604
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	969	1,027
Provision for loan losses	142	—
Gain on sale of investment securities	(988)	(8)
Gain on early extinguishment of debt	(1,043)	—
Gain on sale of fixed assets and other property owned	(42)	(1)
Loss on sale of loans and leases	381	2
Non-monetary gift	45	—
Provision for deferred income tax	1,494	38
Increase in cash surrender value of bank owned life insurance	(575)	(354)
Increase in interest receivable and other assets	(772)	(1,471)
(Decrease) decrease in interest payable	(657)	8
Increase (decrease) in taxes payable	546	937
Amortization of deferred net loan fees	(78)	(72)
Deferral of net loan fees	79	763
Decrease in accounts payable and accrued expenses	(2,065)	(419)

Total adjustments	(2,564)	450

Net cash provided by operating activities	4,013	4,054

Cash flows from investing activities:
Investment securities available for sale:
Proceeds from sales	51,403	4,425
Proceeds from maturities	14,340	25,077
Cash used for purchases	(51,842)	(5,559)
Net change in interest bearing deposits with other banks	1,223	(4,635)
Decrease in loans and leases	23,626	119
Gross proceeds from sale of loans and leases	23,189	(2)
Investment in limited partnerships	(69)	—
Sale of investment in limited partnership	1,088	—
Capital expenditures	(2,416)	(552)
Sale of fixed assets and other property owned	524	12
Net change in federal funds sold	19,350	(11,250)

Net cash provided by investing activities	80,416	7,635

Cash flows from financing activities:
Net change in deposits	(12,687)	(9,093)
Decrease in short-term borrowings, net	(12,008)	(1,747)
Principal payment on long term debt	(54,727)	(295)
Net change in other interest bearing liabilities	(6)	(6)
Dividends paid	(3,907)	(2,545)
Issuance of common stock	453	930

Net cash used in financing activities	(82,882)	(12,756)

Net increase (decrease) in cash and cash equivalents	$1,547	$(1,067)

Cash and cash equivalents at beginning of period	$47,877	$32,420
Cash and cash equivalents at end of period	49,424	31,353

Net increase (decrease) in cash and cash equivalents	$1,547	$(1,067)

Interest paid	$7,487	$3,008
Income taxes paid	—	—

Supplemental schedule of noncash investing and financing activities:
Transfers of loans to other real estate owned	72	27

Cash and cash equivalents
Cash equivalents consist of non-interest bearing deposits with other banks.

OMEGA FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2005 AND 2004

A.	Basis of Presentation:

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be experienced for the year ending December 31, 2005 or any other interim period. For further information, refer to the Consolidated Financial Statements and Footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

Summary of Significant Accounting Policies (to be read in conjunction with Summary of Significant Accounting Policies included in the Footnotes of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004):

Allowance for loan losses

For financial reporting purposes, the provision for loan losses charged to current operating income is based on management’s estimates, and actual losses may vary from estimates. These estimates are reviewed and adjusted at least quarterly and are reported in earnings in the periods in which they become known. In determining the adequacy of the allowance for loan losses, management makes specific allocations to watch list loans and pools of non-watch list loans for various credit risk factors, including the composition and growth of the loan portfolio, overall portfolio quality, levels of delinquent loans, specific problem loans, prior loan loss experience and current economic conditions that may affect a borrower’s ability to pay. The loan loss provision for federal income tax purposes is based on current income tax regulations, which allow for deductions equal to net charge-offs. In the first quarter of 2005, management refined its policy to expand the historical loan loss experience data to a five-year period (formerly a one-year history was used). Management believes that the five-year horizon better reflects the inherent risk in the loan portfolio.

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

In December 2004, the FASB revised Statement No. 123. In April 2005, the SEC announced that it would require registrants that are not small business issuers to adopt Statement 123R no later than the beginning of the first fiscal year beginning after June 15, 2005. Omega will adopt Statement 123R on January 1, 2006. Management has not yet determined the method of adoption it will use and therefore, cannot project the impact of adoption at this time.

The fair value was estimated at the date of grant using a Black-Scholes option-pricing model utilizing various assumptions. Compensation expense, net of related tax, is included in the pro forma net income reported below (in thousands, except per share data).

		Quarter ended March 31,
		2005	2004
Net income	As reported	$6,577	$3,604
	Pro forma	6,571	3,501
Compensation expense, net of tax		6	103

Basic earnings per share	As reported	$0.52	$0.43
	Pro forma	0.52	0.42

Diluted earnings per share	As reported	$0.52	$0.42
	Pro forma	0.52	0.41

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

The accompanying Consolidated Financial Statements include Omega Financial Corporation (Omega), a bank holding company and the combined results of its wholly-owned banking and non-banking subsidiaries.

B.	Commitments, Contingent Liabilities and Guarantees:

In the ordinary course of business, Omega makes commitments to extend credit to its customers through letters of credit and lines of credit.

Standby letters of credit are instruments issued by the Corporation’s bank subsidiary that guarantee the beneficiary payment by the bank in the event of default by the bank’s customer in the non-performance of an obligation or service. Most standby letters of credit are extended for one-year periods. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The bank holds collateral supporting those commitments for which collateral is deemed necessary. At March 31, 2005, standby letters of credit issued and outstanding amounted to $25,955,000 as compared to $24,064,000 on December 31, 2004. The fair market value of the standby letters of credit at March 31, 2005 and December 31, 2004 was $139,000 and $138,000, respectively. The fair market value of standby letters of credit is recorded as a liability in accordance with FIN 45.

At March 31, 2005, the bank had $249,245,000 outstanding in loan commitments and other unused lines of credit extended to its customers. Of this amount, $169,608,000, or 68.0%, were commercial commitments. The remaining amounts of $79,637,000 were commitments to consumers for mortgage and home equity loans and personal lines of credit.

Omega’s Employee Stock Ownership Plan (ESOP) incurred debt in 1990 of $5,000,000, which is collateralized by a mortgage on the Corporation’s administrative center and the Corporation’s guarantee. As of March 31, 2005, the balance of the ESOP debt was $2,107,000 as compared to $2,192,000 at December 31, 2004.

C.	Investment Securities:

The following schedule details characteristics of the investment portfolio as of March 31, 2005 and December 31, 2004 (in thousands).

	Securities Classified as Available for Sale
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

March 31, 2005
U.S. Treasury securities and obligations of other U.S. Government agencies and corporations	$181,124	$14	($2,772)	$178,366
Obligations of state and political subdivisions	67,615	370	(536)	67,449
Corporate securities	3,974	11	(41)	3,944
Mortgage backed securities	48,273	172	(435)	48,010
Equity securities	12,543	4,801	(5)	17,339

Total	$313,529	$5,368	($3,789)	$315,108

	Securities Classified as Available for Sale
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

December 31, 2004
U.S. Treasury securities and obligations of other U.S. Government agencies and corporations	$134,223	$37	($1,330)	$132,930
Obligations of state and political subdivisions	80,628	664	(373)	80,919
Corporate securities	4,035	19	(20)	4,034
Mortgage backed securities	86,990	765	(74)	87,681
Equity securities	16,679	5,736	—	22,415

Total	$322,555	$7,221	($1,797)	$327,979

In accordance with the disclosure requirements of EITF 03-01, the following table shows gross unrealized losses and fair value, aggregated by category and length of time that individual investment securities have been in a continuous unrealized loss position, at March 31, 2005 (in thousands):

	Less Than 12 Months		12 Months or Longer
	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses

Description of Securities
U.S. Treasury securities and obligations of other U.S. Government agencies and corporations	$109,683	$1,267	$50,457	$1,505

Obligations of state and political subdivisions	20,784	172	15,043	364

Corporate and other securities	733	6	1,566	$35

Mortgage-backed securities	36,359	385	$1,727	$50

Subtotal, debt securities	167,559	1,830	68,793	1,954

Common stock	86	5	—	—

Total temporarily impaired securities	$167,645	$1,835	$68,793	$1,954

The unrealized losses noted above are considered to be temporary impairments, as the majority of the investments are debt securities whose decline in value is due primarily to interest rate fluctuations. As a result, management believes the payment of contractual cash flows, including principal repayment, is not at risk. Management has the intent and ability to hold these investments until market recovery or maturity. Debt securities with unrealized losses for a period of less than 12 months includes 55 investments in U.S. Government agency debt securities, 24 investments in mortgage-backed securities, six investments in corporate securities and 51 investments in obligations of state and municipal subdivisions. Debt securities with unrealized losses for a period of 12 months or longer includes 28 investments in U.S. Government agency debt securities, 10 investments in corporate securities, five investments in obligations of state and municipal subdivisions and one investment in mortgage-backed securities. Debt securities included in the above table have maturity or pre-refund dates ranging from April 2005 to September 2022. The unrealized loss position for each security ranges from .02% to 7.27% of the securities’ amortized cost as of March 31, 2005. Unrealized losses for a period of less than 12 months on common stock are driven by one equity investment.

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

The effective tax rate for the three months ended March 31, 2005 was 23.7%, compared to the same period in 2004 when the effective tax rate was 21.6%. For the year ended December 31, 2004, the effective tax rate was 23.8%.

E.	Long term Debt:

On October 1, 2004, Omega acquired Sun Bancorp, Inc. (“Sun”). In the first quarter of 2005, Omega extinguished indebtedness to the Federal Home Loan Bank, completing its systematic program of reducing the leverage of Sun’s balance sheet acquired in the acquisition. The final extinguishment resulted in a gain of $1,043,000. Following is a schedule showing the change in composition of long-term debt since December 31, 2004 (in thousands of dollars).

	March 31, 2005	December 31, 2004
Long-Term Debt:
Notes payable to Federal Home Loan Bank, with fixed rates between 2.65% and 6.80%	$25,194	$25,373
Notes payable to Federal Home Loan Bank, with variable rate payable at LIBOR plus 8 basis points and prime less 271 basis points	—	55,153
Note payable to another financial institution with a variable interest rate payable at three month LIBOR plus 125 basis points	11,572	12,000
Note payable to another financial institution with a fixed interest rate of 2.47%	7,087	7,053

Total Long Term Debt	$43,853	$99,579

ESOP Debt Guarantee	$2,107	$2,192

F.	Comprehensive Income:

Components of other comprehensive income consist of the following (in thousands):

	Three Months March 31, 2005			Three Months March 31, 2004
	Before	Tax Expense		Before	Tax Expense
	Tax	or	Net-of-Tax	Tax	or	Net-of-Tax
	Amount	(Benefit)	Amount	Amount	(Benefit)	Amount
Net income	$8,617	$2,040	$6,577	$4,595	$991	$3,604
Other comprehensive income:

Unrealized gains on available for sale securities
Unrealized holding gains (losses) arising during the period	(2,858)	(1,000)	(1,858)	546	191	355
Less reclassification adjustment for gains included in net income	(988)	(346)	(642)	(8)	(3)	(5)

Other comprehensive income (loss)	(3,846)	(1,346)	(2,500)	538	188	350

Total comprehensive income	$4,771	$694	$4,077	$5,133	$1,179	$3,954

G.	Earnings Per Share Data:

Basic earnings per share are computed by dividing income available to common stockholders by the weighted average number of shares outstanding for the period. On a diluted basis, both earnings and shares outstanding are adjusted to assume the conversion of all potentially dilutive securities into common stock.

Computations of Earnings per Share
(In thousands, except per share amounts)
(Unaudited)

	Quarter Ended March 31, 2005			Quarter Ended March 31, 2004
	Income	Shares	Per-Share	Income	Shares	Per-Share
	Numerator	Denominator	Amount	Numerator	Denominator	Amount
Basic EPS
Income available to common shareholders	6,577	12,596	$0.52	3,604	8,471	$0.43

Effect of Dilutive Securities
Impact of:
Assumed exercises of outstanding options		64			88

Diluted EPS
Income available to common shareholders plus assumed conversions	$6,577	12,660	$0.52	$3,604	8,559	$0.42

H.	Acquisition:

On October 1, 2004, Omega completed its acquisition of Sun Bancorp, Inc. (“Sun”) for a total purchase price of $187,729,000. The following unaudited pro forma consolidated financial information presents the combined results of operations of Omega and Sun as if the acquisition had occurred as of January 1, 2004.

	(in thousands, except per share data)
	For the three	For the three
	months ended	months ended
	March 31, 2005	March 31, 2004
	As Reported	Proforma
Net interest income	$15,242	$17,772
Provision for loan losses	142	435

Net interest income after provision for loan losses	15,100	17,337
Non-interest income	8,486	7,333
Non-interest expense	14,969	16,056

Income before income taxes	8,617	8,614
Income tax expense	2,040	1,705

Net income	$6,577	$6,909

Net income per common share:
Basic	$0.52	$0.56
Diluted	0.52	0.55
Weighted average shares and equivalents:
Basic	12,596	12,419
Diluted	12,659	12,543

The pro forma results include amortization of fair value adjustments on loans, deposits and debt and amortization on newly created intangibles but exclude post-merger acquisition related charges and the effects of restructuring the balance sheet. The pro forma number of weighted average common shares outstanding includes adjustments for shares issued for the acquisition and the impact of additional dilutive securities and does not assume any incremental share repurchases. The pro forma results presented do not reflect all cost savings or revenue enhancements anticipated from the acquisition and are not necessarily indicative of what actually would have occurred if the acquisitions had been completed as of the beginning of 2004, nor are they necessarily indicative of future results.

I.	Goodwill and Other Intangible Assets:

As a result of the acquisition of Sun in the fourth quarter of 2004, Omega recorded preliminary estimates of fair values of assets acquired, including core deposit intangibles and goodwill of $14,211,000 and $156,959,000, respectively. In the first quarter of 2005, Omega revised its determination of the value of the core deposit intangible. This revised valuation was lower than originally estimated by $6,483,000 and reduced amortization costs for the first quarter of 2005 as compared to the fourth quarter of 2004 by $230,000. Accordingly, the value of goodwill was increased by $4,214,000 and the deferred tax asset acquired was increased by $2,269,000. The weighted average life of all finite-lived intangible assets is 10.23 years. The estimates included in the valuation of the core deposit intangible are generally consistent with the runoff experienced to date on the acquired deposits. A summary of intangible assets at March 31, 2005 and December 31, 2004 follows (in thousands):

	March 31,	December 31,
	2005	2004

Core deposit intangible
Gross carrying amount	$7,885	$14,368
Less: accumulated amortization	536	441

Net carrying amount	7,349	13,927

Customer relationship intangibles
Gross carrying amount	2,700	2,700
Less: accumulated amortization	123	61

Net carrying amount	2,577	2,639

Trade name intangible with finte life
Gross carrying amount	36	36
Less: accumulated amortization	12	6

Net carrying amount	24	30

Total finite-lived intangibles
Gross carrying amount	10,621	17,104
Less: accumulated amortization	671	508

Net carrying amount	$9,950	$16,596

Trade name intangible with infinite life
Gross carrying amount	130	130

OMEGA FINANCIAL CORPORATION AND SUBSIDIARIES

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS

Investment Considerations

In analyzing whether to make, or to continue to make, an investment in Omega, investors should consider, among other factors, certain investment considerations more particularly described in “Item 1: Business — Investment Considerations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. A copy of this report can be obtained by written request to David N. Thiel, Senior Vice President, Omega Financial Corporation, 366 Walker Drive, State College, Pennsylvania 16801 or through our website at OmegaFinancial.com.

Forward Looking Statements

The information in this Quarterly Report on Form 10-Q contains forward looking statements (as such term is defined in the Securities Exchange Act of 1934 and the regulations thereunder), including without limitation, statements as to the future loan and deposit volumes, the allowance and provision for possible loan losses, future interest rates and their effect on Omega’s financial condition or results of operations, the classification of Omega’s investment portfolio or as to trends or management’s beliefs, expectations or opinions and other statements other than historical facts. Such forward looking statements are subject to risks and uncertainties and may be affected by various factors which may cause actual results to differ materially from those in the forward looking statements. In addition to the factors discussed in this report, certain risks, uncertainties and other factors, including without limitation, risks arising from economic conditions and related uncertainties, changes in interest rates, federal and state regulation, competition and the adequacy of the allowance and provision for loan losses, are discussed in the Company’s 2004 Annual Report to Shareholders or in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. Copies of these reports may be obtained from Omega upon request and without charge (except for the exhibits thereto) as described above.

Application of Critical Accounting Policies

The Corporation’s consolidated financial statements are prepared based upon the application of U.S. generally accepted accounting principles, the most significant of which are described in Note A. Certain of these policies require numerous estimates and economic assumptions, based upon information available as of the date of the financial statements. As such, over time, they may prove inaccurate or vary and may significantly affect the Corporation’s reported results and financial position for the period or in future periods. The accounting policy for establishing the allowance for loan losses has a greater reliance on the use of estimates, and as such has a greater possibility of producing results that could be different than originally reported. Changes in underlying factors, assumptions or estimates in the allowance for loan losses could have a material impact on the Corporation’s future financial condition and results of operations.

The allowance for loan losses is maintained at a level believed adequate by management to absorb probable losses and related provision expense. The allowance for loan losses is maintained at a level believed adequate by management to absorb probable losses in the loan portfolio. Management’s determination of the adequacy of the allowance for loan losses is based upon an evaluation of individual credits in the loan portfolio, historical loan loss experience, current economic conditions, and other relevant factors. This determination is inherently subjective, as it requires material estimates including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. The allowance for loan losses related to loans considered to be impaired is generally evaluated based on the discounted cash flows using the impaired loan’s initial effective interest rate or the fair value of the collateral for certain collateral dependent loans.

Omega’s accounting policy for the determination of goodwill and other intangibles also has a significant reliance on the use of estimates. Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. Other intangible assets represent purchased assets that also lack physical substance but can be separately distinguished from goodwill because of contractual or other legal rights or because the asset is capable of being sold or exchanged either on its own or in combination with a related contract, asset or liability. It is Omega’s policy that goodwill be tested at least annually for impairment. Management’s current analysis indicates that a 15.7% decline in market capitalization could have a material impact on the carrying value of goodwill.

Intangible assets with finite lives include core deposits, customer relationships and trade names. Intangible assets are subject to impairment testing whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Core deposit, customer relationship and certain trade name intangibles are amortized over a period of time that represents their expected life using method of amortization that reflects the pattern of economic benefit. Management estimates that consecutive annual declines of more that 10% of the acquired customer base subsequent to March 31, 2005 could result in an impairment of the core deposit intangible and affect Omega’s operating results in future years.

1.	Comparison of the Three Months Ended March 31, 2005 and 2004

Operations Overview

In order to effectively discuss changes in operating results between the first quarter of 2004 and the first quarter of 2005, the effects of the Sun acquisition must be taken into consideration. The addition of the former Sun operation significantly impacted every element of Omega’s income statement. The merger was completed on October 1, 2004, and since that time, management has restructured the combined balance sheet in an effort to enhance future performance, revised its initial estimate of the value of the core deposit intangible and goodwill, begun execution of its plan to reduce redundant costs, opened two new branch offices, invested in technology to update delivery services and incurred integration costs to standardize the overall Omega operation.

In addition to the comparison of operating results between the first quarter of 2004 and the first quarter of 2005, the following discussion will include a comparison between the first quarter of 2005 and the fourth quarter of 2004, the first quarter which included combined operations after the Sun merger. A summary of the results of the two periods follows (in thousands).

	1st Quarter	4th Quarter
	2005	2004
NET INTEREST INCOME	$15,242	$15,956
Provision (credit) for loan losses	142	(300)

INCOME FROM CREDIT ACTIVITIES	15,100	16,256
Other Income:
Service fees on deposit accounts	2,140	2,508
Service fees on loans	312	668
Earnings on bank-owned life insurance	575	578
Trust fees	1,666	1,438
Investment and insurance product sales	1,072	861
Gain on the early extinguishment of debt	1,043	570
Gain on sale of loans and other assets	(339)	(115)
Net gains on investment securities	988	692
Other	1,029	1,266

TOTAL OTHER INCOME	8,486	8,466
Other Expense:
Salaries and employee benefits	7,551	8,193
Net occupancy expense	1,111	1,057
Equipment expense	1,089	1,109
Data processing service	626	547
Pennsylvania shares tax	619	562
Amortization of intangible assets	163	394
Other	3,810	4,884

TOTAL OTHER EXPENSE	14,969	16,746

Income before taxes	8,617	7,976
Income tax expense	2,040	2,042

NET INCOME	$6,577	$5,934

Net income per common share:
Basic	$0.52	$0.47
Diluted	$0.52	$0.47
Weighted average shares and equivalents:
Basic	12,596	12,631
Diluted	12,659	12,627
Dividends declared per share:
Common	$.31	$.30

The first quarter’s income before income taxes increased $4,022,000 when compared to the same period in 2004. Income from credit activities increased by $5,010,000, from $10,090,000 in the first quarter of

2004 to $15,100,000 in the first quarter of 2005. Other income increased $4,748,000, or 127.0% while other expense increased by $5,736,000, or 62.1%.

After the income tax provision (which increased by $1,049,000, or 105.9% compared to the same period in 2004) was deducted from earnings, net income was $2,973,000, or 82.5%, higher than the first quarter of 2004. The effective tax rate for the first quarter of 2005 was 23.7%, as compared to the first quarter of 2004 of 21.6%.

In the first quarter of 2005, income before income taxes was $641,000, or 8.0% higher than in the fourth quarter of 2004. Income from credit activities decreased by 7.1%, other income increased by $20,000, or 0.2% and total other expense decreased by $1,777,000, or 10.6%. Net income was $643,000, or 10.8% higher in the first quarter of 2005, as compared to the fourth quarter of 2004.

Following are selected key ratios for the periods:

	Three Months Ended
	March 31,		December 31,
	2005	2004	2004

Return on average assets (annualized)	1.28%	1.28%	1.15%
Return on average stated equity (annualized)	8.26	8.48	9.29
Return on average tangible equity (annualized)	18.14	8.48	29.06
Dividend payout ratio	59.40	70.63	63.66

Net Interest Income

The net interest margin, at 3.63% for the first quarter of 2005, was 26 basis points lower than the first quarter of 2004, with a $644,102,000 or 62.0% increase in average earning assets resulting in a 51.1% increase in net interest income. Yield on earning assets in the first quarter of 2005 increased by 21 basis points when compared to 2004’s first quarter, and cost of funding increased by 47 basis points. As compared to the fourth quarter of 2004, the net interest margin increased by three basis points in the first quarter of 2005.

Following are key net interest margin ratios (annualized):

	Three Months Ended
	March 31,		December 31,
	2005	2004	2004

Yield on average earning assets	5.27%	5.06%	5.30%
Cost to fund earning assets	1.64	1.17	1.70
Net interest margin	3.63	3.89	3.60
Net interest margin — tax equivalent	3.81	4.12	3.78

At March 31, 2005, Omega had $708,443,000 of earning assets scheduled to reprice over the next twelve months as compared to $807,146,000 in interest-sensitive liabilities, resulting in a negative gap of $98,703,000, or 4.9% of assets. In order to predict net interest income at risk over the next twelve months based on hypothetical rate movements, a rate shock simulation was performed on the balance sheet, assuming that interest rates would increase and decrease by 100 and 200 basis points. These simulations assume no volume or mix changes in the balance sheet. As the table below indicates, Omega is exposed to a possible loss of income over the next twelve months if interest rates fall. There have been no material changes in reported interest rate risk since December 31, 2004. For example, net interest income at risk for an immediate 100 basis point decrease in rates as of March 31, 2005 was $2,368,000, or 3.6%, of net interest income, compared to $2,658,000, or 4.1%, of net interest income at risk on December 31, 2004. Conversely, the results suggest that an immediate 100 basis point increase in interest rates would increase net interest income by approximately $2,326,000, or 3.5%, over a 12-month period. There is no guarantee however, that the changes in net interest income shown in this table will occur as predicted in the event of changes in interest rates.

Possible Effect of Interest Rate Risk on Net Interest Income
Based on Interest Rate Shock Analysis
(in $ thousands)
March 31, 2005			December 31, 2004
Change in	Change in Net		Change in	Change in Net
Interest Rates	Interest	Percent	Interest Rates	Interest	Percent
(Basis Points)	Income ($)	Change	(Basis Points)	Income ($)	Change

200	4,631	7.0%	200	5,422	8.3%
100	2,326	3.5%	100	2,743	4.2%
0	—	—	0	—	—
(100)	(2,368)	3.6%	(100)	(2,658)	4.1%
(200)	(4,729)	7.2%	(200)	(5,420)	8.3%

Loan Loss Provision

During the first three months of 2005, a loan loss provision of $142,000 was recorded, while in the first quarter of 2004 no provision to the loan loss reserve was necessary. The loan loss provision is reflective of changes in credit quality, including movement in non-performing loans in each quarter, as compared to the previous quarter and an analysis of the adequacy of the allowance for loan loss reserve. Although non-performing loans decreased by $1,179,000 from December 31, 2004 to March 31, 2005, management’s analysis of the loan loss reserve indicated the need for a provision of $142,000 to adequately provide for probable losses inherent in the total loan portfolio. In the fourth quarter of 2004, a credit of $300,000 was recorded to the loan loss provision.

Other Income and Expense

Other income increased $4,748,000, or 127.0%, in the first quarter of 2005 as compared to the same period in 2004. Service fee income on deposit accounts increased by $801,000, or 59.8%, as a result of an increase of 47% in non-interest bearing deposits from March 31, 2004 to March 31, 2005. As compared to the fourth quarter of 2004, service fee income on deposit accounts decreased by $367,000 or 14.7% primarily as a result of decreased overdraft fees, which are traditionally highest during the fourth quarter of the year. Service fees on loans increased by $31,000, or 11.0% when compared to the first quarter of 2004, but decreased by $355,000 or 53.2% when compared to the fourth quarter of 2004. A 96% increase in bank-owned life insurance (BOLI) resulted in a 62.4%, or $221,000 increase in earnings on BOLI when comparing the first quarter results of 2005 and 2004 while the first quarter of 2005 and the fourth quarter of 2004 resulted in approximately the same BOLI expense. Trust fees increased in the first quarter of 2005 by $751,000, or 82.1% when compared to the same time period in 2004, as assets under management increased as a result of the Sun acquisition. When compared to the fourth quarter of 2004, trust fees increased by $228,000, or 15.9% in 2005. Insurance and investment product sales generated $770,000 more in revenues in the first quarter of 2005 as compared to the first quarter of 2004 and $211,000 more in revenues as compared to the fourth quarter of 2004. This occurred as a result of doubling the investment product sales staff and adding a full-functioning insurance agency as a subsidiary. Other non-interest income increased by a total of $489,000, or 90.6% primarily due to increased bank card service fees as Omega’s market area increased from seven counties to fourteen. Other non-interest income in the fourth quarter of 2004 was $237,000, or 18.7% higher than in the first quarter of 2005. Gains on the sale of investment securities, loans and other assets were $642,000 higher in the first quarter of 2005 than in the first quarter of 2004. Results from the first quarter of 2005 also include a gain on the early extinguishment of debt in the amount of $1,043,000, which was realized from the repayment of approximately $55 million of Federal Home Loan Bank (FHLB) debt as part of the balance sheet restructuring. Balance sheet restructuring efforts during the fourth quarter of 2004 yielded total net gains of $1,147,000 compared to $1,692,000 in the first quarter of 2005.

As a percentage of average assets, annualized other income net of gains on securities, loans and other assets and early extinguishment of debt was 1.33 % for the first quarter of 2005 and for the same period in 2004. In the fourth quarter of 2004, the comparable ratio was 1.42%.

Other expenses increased $5,736,000, or 62.1%, in the first quarter of 2005 as compared to the same period in 2004. Salaries and employee benefits increased $2,596,000, or 52.4%, in 2005 as compared to the same period in 2004 as a result of staff increases principally due to the Sun merger. Salaries and employee benefits in the first quarter of 2005 were $642,000 lower than in the fourth quarter of 2004, when staff reduction transitions were occurring. Occupancy and equipment expense in total increased by $871,000, or 65.5%, with the addition of 25 retail offices from the Sun region, and the planned investment in technology. As compared to the previous quarter, occupancy and equipment costs increased by $34,000, or 1.6%. As expected, data processing service charges increased by $203,000 or 48.0% and Pennsylvania shares tax expense increased by $235,000, or 61.2% due to the increase in capital base when comparing the first quarter results of 2005 and 2004, and when comparing to the fourth quarter of 2004, first quarter 2005’s data processing service costs were increased by 14.4%. Amortization of intangible assets, at $163,000 for the first quarter of 2005 represented an increase of $160,000 when compared to the first quarter of 2004, with all of the increase related to the intangibles acquired in the Sun merger. In the fourth quarter of 2004, amortization of intangible assets was $231,000 higher than in the first quarter of 2005, when the core deposit intangible valuation was revised and reduced. Other non-interest expenses increased by $1,671,000 or 78.1%, compared to the same period in 2004, but decreased by $1,074,000 when compared to the previous quarter in 2004. Costs such as liability insurance, training costs, postage, telephone, legal and audit fees, service provider costs and charitable donations have increased with the growth of the company due to the Sun merger when comparing first quarter 2004 results with prior year’s first quarter results, but decreased since the fourth quarter of 2004 because of merger and integration-related costs incurred in the first quarter of combined operations.

As a percentage of average assets, annualized expenses for the quarter ended March 31, 2005 were 2.92% and were 3.28% for the same period in 2004. In the first quarter of 2005, annualized expenses as a percentage of average assets were 3.25%.

Federal Income Tax

The effective tax rate for the three months ended March 31, 2005 was 23.7%, compared to the same period in 2004 when the effective tax rate was 21.6%. For the year ended December 31, 2004, the effective tax rate was 23.8%.

2.	Investment Securities

Management of the investment portfolio entails evaluation and realignment of the size and mix of the portfolio in order to balance various characteristics of the balance sheet, including asset quality, liquidity, yield relationships, maturity and tax planning.

During the first quarter of 2005, management continued its restructuring of the fixed income investment portfolio acquired from Sun. Investment securities with a total amortized cost of $47,286,000 were liquidated, providing a gain of $374,000. The average remaining maturity of the securities sold was 12.50 years, which exceeds the two to five-year maturity period that Omega considers acceptable for its current interest rate risk position. Proceeds from the sale of the securities helped fund the early liquidation of $55,032,000 in long term debt acquired from Sun. In addition, as a result of favorable market conditions, $509,000 in equity securities were sold, providing a gain of $614,000.

Total investment securities as a percentage of total assets at March 31, 2005 and December 31, 2004 were 15.7%. Amortized cost of securities maturing or repricing in one year or less comprised 13.4% of the total amortized cost of investment securities of $313,529,000 as of March 31, 2005, as compared to 17.2% of total investment securities of $322,555,000 as of December 31, 2004. There was $210,000 in investments in instruments of foreign countries on March 31, 2005 and December 31, 2004.

3.	Loans

Net loans in the first three months of 2005 decreased by $47,398,000, or 3.6% from the balance at December 31, 2004, bringing the total to $1,281,783,000 at March 31, 2005. As part of a planned balance sheet restructuring following the Sun acquisition, a block of loans was sold, with a carrying value of approximately $22 million in the first quarter of 2005. The remainder of the decrease in loans is due to balance runoffs. Following is a table showing the composition of the loan portfolio (in thousands).

	March 31,	December 31,
	2005	2004

Commercial, financial and agricultural	$269,555	$271,650
Real estate — commercial	501,023	501,394
Real estate — construction	19,619	25,301
Real estate — mortgage	261,531	277,208
Home equity	130,227	133,077
Personal	87,181	107,859
Lease financing	13,418	13,387
Unearned interest	(1,702)	(1,626)

Total	$1,280,852	$1,328,250

Changes in the allowance for loan losses for the three months ended March 31, 2005 and 2004 were as follows (in thousands):

	2005	2004
Balance of allowance — beginning of period	$15,644	$10,569
Loans charged off:
Commercial, financial and agricultural	63	24
Real estate — commercial	—	—
Real estate — mortgage	18	26
Personal	326	93
Lease financing receivables	15	—

Total charge-offs	422	143

Recoveries of loans previously charged off:
Commercial, financial and agricultural	25	1
Real estate — commercial	8	—
Real estate — mortgage	33	1
Personal	57	23
Lease financing receivables	—	—

Total recoveries	123	25

Net charge-offs	299	118
Provision for loan losses	142	—

Balance of allowance — end of period.	$15,487	$10,451

Omega has certain loans in its portfolio that are considered to be impaired in accordance with SFAS No. 114 as amended by SFAS No. 118. It is the policy of the Corporation to recognize income on impaired loans on a cash basis, only to the extent that it exceeds principal balance recovery. Following is a summary of impaired loan data as of the date of each balance sheet presented.

	March 31, 2005	December 31, 2004
Impaired loans:
Recorded investment at period end	$3,809,000	$2,475,000
Impaired loan balance for which there is a related allowance	1,220,000	755,000
Impaired loan balance for which there is no related allowance	2,589,000	1,720,000

Average recorded investment	3,142,000	1,597,000

	Three months ended
	March 31, 2005	March 31, 2004

Interest income recognized (on a cash basis)	$13,000	$46,000

Management performs a quantitative analysis to support the adequacy of the allowance for loan losses. This analysis includes review of historical charge-off rates for loan categories, fluctuations and trends in the amount of classified loans and economic factors. Significant to this analysis is any change in observable trends that may be occurring relative to loans, to assess potential credit weaknesses. Current economic factors and trends in risk ratings are considered in the determination and allocation of the allowance for loan losses. The allowance for loan losses at March 31, 2005 and December 31, 2004 represented 1.21% and 1.18%, respectively, of the total loans outstanding, net of unearned interest.

Set forth below is an analysis of Omega’s non-performing loans as of March 31, 2005 as compared to December 31, 2004.

Non-performing Loans
(In thousands)

	March 31,	December 31,
	2005	2004
Non-accrual loans	$5,311	$5,220
Accruing loans past due 90 days or more	1,399	2,667
Restructured loans	218	220

Total non-performing loans	$6,928	$8,107

Non-performing loans as percent of allowance	44.7%	51.8%

The decrease of $1,179,000 in non-performing loans from December 31, 2004 to March 31, 2005 was due partially to the charge-offs of $422,000 during the first quarter of 2005 and the improvement of the amount of accruing loans past due 90 days or more.

4.	Deposits and Other Sources of Funds

Deposits provide the primary source of funding for loans and investment securities. As of March 31, 2005, total deposits decreased by $13,297,000 as compared to December 31, 2004. As of March 31, 2005, non-interest bearing deposits decreased by $7,888,000, or 3.5% and interest bearing accounts decreased by $5,409,000, or 0.4% when compared to December 31, 2004.

Borrowed funds are used as an additional source of funding for loans and investment securities. As of March 31, 2005, Omega had short-term borrowings (maturities within one year) in the amount of $78,251,000 as compared to $90,259,000 at December 31, 2004, representing a decrease of $12,008,000, or 13.3%. Long-term debt was $43,853,000 at March 31, 2005 compared to $99,579,000 at December 31, 2004. The decrease is due to the early extinguishment of FHLB debt acquired through the merger with Sun. Approximately $55 million of FHLB debt was repaid in the first quarter of 2005, giving rise to a $1,043,000 gain from the early extinguishment of debt. The balance of junior subordinated debt was $57,066,000 and $57,190,000 at March 31, 2005 and December 31, 2004, respectively.

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

At March 31, 2005, Omega and Omega Bank, its banking subsidiary, each met the regulatory definition of a “well capitalized” financial institution, i.e., a leverage ratio exceeding 5%, Tier 1 capital exceeding 6% and total capital exceeding 10%.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Omega is impacted by market risks, and has procedures in place to evaluate and mitigate these risks. These market risks and Omega’s procedures are described in the Management’s Discussion and Analysis section of the 2004 Annual Report to Shareholders. To the knowledge of Omega, there have been no material changes in the market risks that impact Omega or its procedures relative to these risks, since December 31, 2004.

Item 4. CONTROLS AND PROCEDURES

Quarterly evaluation of the Company’s Disclosure Controls and Internal Controls.
The Company’s management, with the participation of its chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of March 31, 2005. Based on that evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective in reaching a reasonable level of assurance that management is alerted to material information relating to the Company during the period when the Company’s periodic reports are being prepared.

During the quarter ended March 31, 2005, there has not occurred any change in the Company’s internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

OMEGA FINANCIAL CORPORATION

(Registrant)

May 6, 2005	By:	/s/ David B. Lee

Date		David B. Lee
Chairman and
Chief Executive Officer

May 6, 2005		/s/ Daniel L. Warfel

Date		Daniel L. Warfel
Executive Vice President and
Chief Financial Officer