Form 10-Q
period 2005-06-30
OMEGA FINANCIAL CORP /PA/
filed 2005-08-03
CIK 705671

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
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
Yes ☑ No ☐
Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).
Yes ☑ No ☐
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
The number of shares outstanding of each of the issuer’s classes of common stock as of August 1, 2005:
12,630,807 shares of Common Stock, $5.00 par value

PART I. Financial Information
Item 1. Financial Statements
OMEGA FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30,	December 31,
	2005	2004
Assets
Cash and due from banks	$54,152	$47,877
Interest bearing deposits with other banks	25,153	31,122
Federal funds sold	30,325	36,350
Trading securities	469	—
Investment securities available for sale	322,018	327,979
Investment in unconsolidated subsidiary	1,625	1,625

Loans held for sale	306	22,515
Total portfolio loans	1,253,546	1,305,735
Less: Allowance for loan losses	(15,304)	(15,644)

Net portfolio loans	1,238,242	1,290,091

Premises and equipment, net	37,145	35,509
Other real estate owned	905	3,082
Bank-owned life insurance	73,993	72,845
Investment in limited partnerships	7,089	8,605
Core deposit intangibles	7,142	13,927
Other intangibles	2,664	2,799
Goodwill	161,135	156,959
Other assets	31,382	31,286

TOTAL ASSETS	$1,993,745	$2,082,571

Liabilities and Shareholders’ Equity
Deposits:
Non-interest bearing	$235,599	$228,408
Interest bearing	1,275,735	1,273,674

Total deposits	1,511,334	1,502,082

Short-term borrowings	55,664	90,259
ESOP debt	2,021	2,192
Junior subordinated debentures	56,941	57,190
Long-term debt	32,000	99,579
Other interest bearing liabilities	842	854
Other liabilities	16,614	14,676

TOTAL LIABILITIES	1,675,416	1,766,832
Shareholders’ Equity
Preferred stock, par value $5.00 per share:
Authorized — 5,000,000 shares, none issued
Common stock, par value $5.00 per share:
Authorized — 25,000,000 shares;
Issued —
12,621,720 shares at June 30, 2005; 12,593,524 shares at December 31, 2004
Outstanding—
12,609,174 shares at June 30, 2005; 12,593,524 shares at December 31, 2004	63,125	62,968
Capital surplus	98,982	98,370
Retained earnings	156,410	152,249
Accumulated other comprehensive income	1,444	3,526
Unearned compensation related to ESOP debt	(1,252)	(1,374)
Cost of common stock in treasury: 12,546 shares at June 30, 2005	(380)	—

TOTAL SHAREHOLDERS’ EQUITY	318,329	315,739

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,993,745	$2,082,571

OMEGA FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share data)
Unaudited

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Interest Income:
Interest and fees on loans	$19,612	$10,995	$38,959	$22,192
Interest and dividends on investment securities	2,689	1,759	5,056	3,612
Other interest income	338	91	696	147

TOTAL INTEREST INCOME	22,639	12,845	44,711	25,951
Interest Expense:
Interest on deposits	5,559	2,643	10,251	5,335
Interest on short-term borrowings	438	72	928	148
Interest on long-term debt and other interest bearing liabilities	1,292	244	2,940	492

TOTAL INTEREST EXPENSE	7,289	2,959	14,119	5,975

NET INTEREST INCOME	15,350	9,886	30,592	19,976
Provision for loan losses	180	—	322	—

INCOME FROM CREDIT ACTIVITIES	15,170	9,886	30,270	19,976
Other Income:
Service fees on deposit accounts	2,308	1,577	4,448	2,916
Service fees on loans	345	366	657	647
Earnings on bank-owned life insurance	574	330	1,149	684
Trust fees	1,476	884	3,142	1,799
Investment and insurance product sales	779	353	1,851	655
Gain on the early extinguishment of debt	—	—	1,043	—
(Loss) Gain on sale of loans and other assets	(39)	2	(378)	1
Net gains on the sale of investment securities	549	203	1,537	211
Other	1,149	569	2,178	1,109

TOTAL OTHER INCOME	7,141	4,284	15,627	8,022
Other Expense:
Salaries and employee benefits	7,721	4,802	15,272	9,757
Net occupancy expense	1,064	559	2,175	1,186
Equipment expense	1,031	729	2,120	1,431
Data processing service	621	430	1,247	853
Pennsylvania shares tax	549	379	1,168	763
Amortization of intangible assets	274	2	437	5
Other	4,403	2,143	8,213	4,282

TOTAL OTHER EXPENSE	15,663	9,044	30,632	18,277

Income before taxes	6,648	5,126	15,265	9,721
Income tax expense	1,267	1,195	3,307	2,186

NET INCOME	$5,381	$3,931	$11,958	$7,535

Net income per common share:
Basic	$.43	$.46	$0.95	$0.89
Diluted	$.43	$.46	$0.95	$0.88
Weighted average shares and equivalents:
Basic	12,607	8,469	12,601	8,740
Diluted	12,660	8,533	12,659	8,546
Dividends declared per share:
Common	$.31	$.30	$.62	$.60

OMEGA FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended
	June 30,
	2005	2004
Cash flows from operating activities:
Net income	$11,958	$7,535
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,147	2,076
Provision for loan losses and off-balance sheet reserve	312	—
Gain on sale of investment securities	(1,537)	(211)
Gain on early extinguishment of debt	(1,043)	—
Gain on sale of fixed assets and other property owned	(3)	(1)
Loss on sale of loans and leases	381	2
Non-monetary gift	45	—
Provision for deferred income tax	2,912	66
Increase in cash surrender value of bank owned life insurance	(1,148)	(684)
Decrease (increase) in interest receivable and other assets	462	(1,210)
Decrease in interest payable	(101)	(20)
Increase in taxes payable	411	197
Amortization of deferred net loan fees	(153)	(185)
Deferral of net loan fees	110	148
Decrease in accounts payable and accrued expenses	(2,390)	(658)

Total adjustments	405	(480)

Net cash provided by operating activities	12,363	7,055

Cash flows from investing activities:
Investment securities available for sale:
Proceeds from sales	55,536	4,689
Proceeds from maturities	30,787	65,307
Cash used for purchases	(79,532)	(69,092)
Net change in interest bearing deposits with other banks	5,969	(8,968)
Decrease in loans and leases	48,688	14,009
Gross proceeds from sale of loans and leases	24,978	(2)
Investment in limited partnerships	(69)	—
Sale of investment in limited partnership	1,088	—
Capital expenditures	(3,419)	(740)
Sale of fixed assets and other property owned	2,273	12
Net change in federal funds sold	6,025	(10,350)

Net cash provided by (used in) investing activities	92,324	(5,135)

Cash flows from financing activities:
Net change in deposits	10,118	9,078
Decrease in short-term borrowings, net	(34,595)	(5,274)
Principal payment on long term debt	(66,615)	(595)
Net change in other interest bearing liabilities	(12)	27
Dividends paid	(7,817)	(5,077)
Issuance of common stock	769	1,462
Acquisition of treasury stock	(260)	(2,467)

Net cash used in financing activities	(98,412)	(2,846)

Net increase (decrease) in cash and cash equivalents	$6,275	$(926)

Cash and cash equivalents at beginning of period	$47,877	$32,420
Cash and cash equivalents at end of period	54,152	31,494

Net increase (decrease) in cash and cash equivalents	$6,275	$(926)

Interest paid	$14,220	$5,975
Income taxes paid	—	1,916
Supplemental schedule of noncash investing and financing activities:
Transfers of loans to other real estate owned	73	27
Cash and cash equivalents
Cash equivalents consist of non-interest bearing deposits with other banks.

OMEGA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004
A.	Basis of Presentation:

The accompanying Consolidated Financial Statements include Omega Financial Corporation (“Omega” or the “Corporation”), a bank holding company and the combined results of its wholly owned banking and non-banking subsidiaries. The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2005 are not necessarily indicative of the results that may be experienced for the year ending December 31, 2005 or any other interim period. For further information, refer to the Consolidated Financial Statements and Footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

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

	Three Months ended		Six Months ended
	June 30,		June 30,
	2005	2004	2005	2004

Net income
As reported	$5,381	$3,931	$11,958	$7,535
Pro forma	5,379	3,827	11,950	7,328
Compensation expense, net of tax	2	104	8	207

Basic earnings per share
As reported	$0.43	$0.46	$0.95	$0.89
Pro forma	0.43	0.45	0.95	0.87

Diluted earnings per share
As reported	$0.43	$0.46	$0.95	$0.88
Pro forma	0.43	0.45	0.95	0.86
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

In December 2004, the FASB revised Statement No. 123. In April 2005, the SEC announced that it would require registrants that are not small business issuers to adopt Statement No. 123R no later than the beginning of the first fiscal year beginning after June 15, 2005. Omega will adopt Statement No.123R on January 1, 2006. Management has not yet determined the method of adoption it will use and therefore, cannot project the impact of adoption at this time.

B.	Commitments, Contingent Liabilities and Guarantees:

In the ordinary course of business, Omega makes commitments to extend credit to its customers through letters of credit and lines of credit.

Standby letters of credit are instruments issued by the Corporation’s bank subsidiary that guarantee the beneficiary payment by the bank in the event of default by the bank’s customer in the non-performance of an obligation or service. Most standby letters of credit are issued for one-year periods. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The bank holds collateral supporting those commitments for which collateral is deemed necessary. At June 30, 2005, standby letters of credit issued and outstanding amounted to $26,810,000 as compared to $24,064,000 on December 31, 2004. The fair market value of the standby letters of credit at June 30, 2005 and December 31, 2004 was $123,000 and $138,000, respectively. The fair market value of standby letters of credit is recorded as a liability in accordance with FIN 45.

At June 30, 2005, the bank had $279,564,000 outstanding in loan commitments and other unused lines of credit extended to its customers. Of this amount, $198,127,000, or 70.9%, were commercial commitments. The remaining amounts of $81,437,000 were commitments to consumers for mortgage and home equity loans and personal lines of credit.

Omega’s Employee Stock Ownership Plan (ESOP) incurred debt in 1990 of $5,000,000, which is collateralized by a mortgage on the Corporation’s administrative center and the Corporation’s guarantee. As of June 30, 2005, the balance of the ESOP debt was $2,021,000 as compared to $2,192,000 at December 31, 2004.

C.	Investment Securities:

The following schedule details characteristics of the investment portfolio as of June 30, 2005 and December 31, 2004 (in thousands).

	Securities Classified as Available for Sale
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

June 30, 2005
U.S. Treasury securities and obligations of other U.S. Government agencies and corporations	$191,141	$203	($2,029)	$189,315
Obligations of state and political subdivisions	68,805	267	(474)	68,598
Corporate securities	3,980	15	(25)	3,970
Mortgage backed securities	44,582	161	(228)	44,515
Equity securities	11,288	4,343	(11)	15,620

Total	$319,796	$4,989	($2,767)	$322,018

	Securities Classified as Available for Sale
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

December 31, 2004
U.S. Treasury securities and obligations of other U.S. Government agencies and corporations	$134,223	$37	($1,330)	$132,930
Obligations of state and political subdivisions	80,628	664	(373)	80,919
Corporate securities	4,035	19	(20)	4,034
Mortgage backed securities	86,990	765	(74)	87,681
Equity securities	16,679	5,736	—	22,415

Total	$322,555	$7,221	($1,797)	$327,979

The following table shows gross unrealized losses and fair value, aggregated by category and length of time that individual investment securities have been in a continuous unrealized loss position, at June 30, 2005 (in thousands):

	Less Than 12 Months		12 Months or Longer
	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses

Description of Securities
U.S. Treasury securities and obligations of other U.S. Government agencies and corporations	$102,020	$1,013	$44,034	$1,016

Obligations of state and political subdivisions	14,973	161	15,517	313

Corporate and other securities	—	—	1,528	22

Mortgage-backed securities	24,014	201	1,717	27

Subtotal, debt securities	141,007	1,375	62,796	1,378

Common stock	358	11	—	—

Total temporarily impaired securities	$141,365	$1,386	$62,796	$1,378

The unrealized losses noted above are considered to be temporary impairments, as the majority of the investments are debt securities whose decline in value is due primarily to interest rate fluctuations. As a result, management believes the payment of contractual cash flows, including principal repayment, is not at risk. Management has the intent and ability to hold these investments until market recovery or maturity. Debt securities with unrealized losses for a period of less than 12 months includes 52 investments in U.S. Government agency debt securities, 18 investments in mortgage-backed securities, two investments in corporate securities and 42 investments in obligations of state and municipal subdivisions. Debt securities with unrealized losses for a period of 12 months or longer includes 27 investments in U.S. Government agency debt securities, 10 investments in corporate securities, 38 investments in obligations of state and municipal subdivisions and two investments in mortgage-backed securities. Debt securities included in the above table have maturity or pre-refund dates ranging from July 2005 to May 2021. The unrealized loss position for each security ranges from .02% to 6.58% of the securities’ amortized cost as of June 30, 2005. Unrealized losses for a period of less than 12 months on common stock are due to two equity investments.

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

Trading securities at June 30, 2005 consist of assets held in Rabbi Trusts, including US Treasury Notes, mutual funds and cash equivalents. The change in the market value of the trading securities during the three months ended June 30, 2005 was not material.

D.	Income Taxes:

The effective tax rate for the six months ended June 30, 2005 was 21.7%, compared to 22.5% for the same period in 2004. For the second quarter of 2005, the effective tax rate was 19.1% compared to 23.3% in the second quarter of 2004. For the year ended December 31, 2004, the effective tax rate was 23.8%. The reduction in the effective tax rate in 2005 was primarily due to the benefit received from the second quarter bargain sale of property owned by the Corporation and the increase in tax credits received from its investments in low-income housing projects.

E.	Long term Debt:

On October 1, 2004, Omega acquired Sun Bancorp, Inc. (“Sun”). In the first quarter of 2005, Omega repaid certain indebtedness to the Federal Home Loan Bank, completing its systematic program of reducing the indebtedness on Sun’s balance sheet acquired in the acquisition. The final extinguishment resulted in a gain of $1,043,000. Following is a schedule showing the change in composition of long-term debt since December 31, 2004 (in thousands of dollars).

	June 30, 2005	December 31, 2004
Long-Term Debt:
Notes payable to Federal Home Loan Bank, with fixed rates between 2.65% and 6.80%	$24,879	$25,373
Notes payable to Federal Home Loan Bank, with variable rates between 4.63% and 5.15%	—	55,153
Note payable to another financial institution with a variable interest rate payable at three month LIBOR plus 125 basis points	—	12,000
Notes payable to another financial institution with fixed interest rates of 2.47% and 2.90%	7,121	7,053

Total Long Term Debt	$32,000	$99,579

ESOP Debt Guarantee	$2,021	$2,192

F.	Comprehensive Income:

Components of other comprehensive income consist of the following (in thousands):

	Three Months June 30, 2005			Three Months June 30, 2004
	Before	Tax Expense		Before	Tax Expense
	Tax	or	Net-of-Tax	Tax	or	Net-of-Tax
	Amount	(Benefit)	Amount	Amount	(Benefit)	Amount
Net income	$6,648	$1,267	$5,381	$5,126	$1,195	$3,931
Other comprehensive income:
Unrealized gains (losses) on available for sale securities:
Unrealized holding gains (losses) arising during the period	1,192	417	775	(4,283)	(1,499)	(2,784)
Less reclassification adjustment for gains included in net income	(549)	(192)	(357)	(203)	(71)	(132)

Other comprehensive income (loss)	643	225	418	(4,486)	(1,570)	(2,916)

Total comprehensive income	$7,291	$1,492	$5,799	$640	$(375)	$1,015

	Six Months June 30, 2005			Six Months June 30, 2004
	Before	Tax Expense		Before	Tax Expense
	Tax	or	Net-of-Tax	Tax	or	Net-of-Tax
	Amount	(Benefit)	Amount	Amount	(Benefit)	Amount
Net income	$15,265	$3,307	$11,958	$9,721	$2,186	$7,535
Other comprehensive income:
Unrealized gains on available for sale securities:
Unrealized holding losses arising during the period	(1,666)	(583)	(1,083)	(3,737)	(1,308)	(2,429)
Less reclassification adjustment for gains included in net income	(1,537)	(538)	(999)	(211)	(74)	(137)

Other comprehensive income (loss)	(3,203)	(1,121)	(2,082)	(3,948)	(1,382)	(2,566)

Total comprehensive income	$12,062	$2,186	$9,876	$5,773	$804	$4,969

G.	Earnings Per Share Data:

Basic earnings per share are computed by dividing income available to common stockholders by the weighted average number of shares outstanding for the period. On a diluted basis, both earnings and shares outstanding are adjusted to assume the conversion of all potentially dilutive securities into common stock.
Computations of Earnings per Share
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30, 2005			Three Months Ended June 30, 2004
	Income	Shares	Per-Share	Income	Shares	Per-Share
	Numerator	Denominator	Amount	Numerator	Denominator	Amount
Basic EPS
Income available to common shareholders	5,381	12,607	$0.43	3,931	8,469	$0.46

Effect of Dilutive Securities
Impact of :
Assumed exercises of outstanding options		49			63
Potential shares required for contract settlement		4			—

Diluted EPS
Income available to common shareholders plus assumed conversions	$5,381	12,660	$0.43	$3,931	8,532	$0.46

	Six Months Ended June 30, 2005			Six Months Ended June 30, 2004
	Income	Shares	Per-Share	Income	Shares	Per-Share
	Numerator	Denominator	Amount	Numerator	Denominator	Amount
Basic EPS
Income available to common shareholders	11,958	12,601	$0.95	7,535	8,470	$0.89

Effect of Dilutive Securities
Impact of :
Assumed exercises of outstanding options		54			76
Potential shares required for contract settlement		4			—

Diluted EPS
Income available to common shareholders plus assumed conversions	$11,958	12,659	$0.95	$7,535	8,546	$0.88

H.	Acquisition:

On October 1, 2004, Omega completed its acquisition of Sun Bancorp, Inc. (“Sun”) for a total purchase price of $187,729,000. The following unaudited pro forma consolidated financial information for 2004 presents the combined results of operations of Omega and Sun as if the acquisition had occurred as of January 1, 2004, compared to actual results for 2005.

	(in thousands, except per share data)
	For the six months	For the six months
	ended June 30,	ended June 30,
	2005	2004
Net interest income	$30,592	$35,068
Provision for loan losses	322	885

Net interest income after provision for loan losses	30,270	34,183
Other income	15,627	15,899
Other expense	30,632	32,650

Income before taxes	15,265	17,432
Income tax expense	3,307	3,920

Net income	$11,958	$13,512

Net income per common share:
Basic	$0.95	$1.09
Diluted	0.95	1.08
Weighted average shares and equivalents:
Basic	12,601	12,419
Diluted	12,659	12,543

	(in thousands, except per share data)
	For the three	For the three
	months ended	months ended
	June 30, 2005	June 30, 2004
Net interest income	$15,350	$17,296
Provision for loan losses	180	450

Net interest income after provision for loan losses	15,170	16,846
Non-interest income	7,141	8,566
Non-interest expense	15,663	16,594

Income before income taxes	6,648	8,818
Income tax expense	1,267	2,215

Net income	$5,381	$6,603

Net income per common share:
Basic	$0.43	$0.53
Diluted	0.43	0.53
Weighted average shares and equivalents:
Basic	12,607	12,419
Diluted	12,660	12,543
The pro forma results include amortization of fair value adjustments on loans, deposits and debt and amortization on newly created intangibles but exclude post-merger acquisition related charges and the effects of restructuring the balance sheet. The pro forma number of weighted average common shares outstanding includes adjustments for shares issued for the acquisition and the impact of additional dilutive securities and does not assume any incremental share repurchases. The pro forma results presented do not reflect all cost savings or revenue enhancements anticipated from the acquisition and are not necessarily indicative of what actually would have occurred if the acquisition had been completed as of the beginning of 2004, nor are they necessarily indicative of future results.

I.	Goodwill and Other Intangible Assets:

As a result of the acquisition of Sun in the fourth quarter of 2004, Omega recorded preliminary estimates of fair values of assets acquired, including core deposit intangibles and goodwill of $14,211,000 and $156,959,000, respectively. In the first quarter of 2005, Omega revised its determination of the value of the core deposit intangible. This revised valuation was lower than originally estimated by $6,483,000. Accordingly, the value of goodwill was increased by $4,214,000 and the deferred tax asset acquired was increased by $2,269,000. The recorded goodwill balance at June 30, 2005 was $161,135,000. The weighted average life of ntangible assets that have a finite life is 10.23 years. The estimates included in the valuation of the core deposit intangible are generally consistent with the runoff experienced to date on the acquired deposits. A summary of intangible assets at June 30, 2005 and December 31, 2004 follows (in thousands):

	June 30,	December 31,
	2005	2004

Core deposit intangible
Gross carrying amount	$7,885	$14,368
Less: accumulated amortization	743	441

Net carrying amount	7,142	13,927

Customer relationship intangibles
Gross carrying amount	2,700	2,700
Less: accumulated amortization	184	61

Net carrying amount	2,516	2,639

Trade name intangible with finite life
Gross carrying amount	36	36
Less: accumulated amortization	18	6

Net carrying amount	18	30

Total finite-lived intangibles
Gross carrying amount	10,621	17,104
Less: accumulated amortization	945	508

Net carrying amount	$9,676	$16,596

Trade name intangible with infinite life
Gross carrying amount	130	130

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
Application of Critical Accounting Policies
The Corporation’s consolidated financial statements are prepared based upon the application of U.S. generally accepted accounting principles, the most significant of which are described in Note A of the Notes to Consolidated Financial Statements. Certain of these policies require numerous estimates and economic assumptions, based upon information available as of the date of the financial statements. As such, over time, they may prove inaccurate or vary and may significantly affect the Corporation’s reported results and financial position for the period or in future periods. The accounting policy for establishing the allowance for loan losses has a greater reliance on the use of estimates, and as such has a greater possibility of producing results that could be different than originally reported. Changes in underlying factors, assumptions or estimates in the allowance for loan losses could have a material impact on the Corporation’s future financial condition and results of operations.
The allowance for loan losses is maintained at a level believed adequate by management to absorb probable losses in the loan portfolio and related provision expense. Management’s determination of the adequacy of the allowance for loan losses is based upon an evaluation of individual credits in the loan portfolio, historical loan loss experience, current economic conditions, and other relevant factors. This determination is inherently subjective, as it requires material estimates including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. The allowance for loan losses related to loans considered to be impaired is generally evaluated based on the discounted cash flows using the impaired loan’s initial effective interest rate or the fair value of the collateral for certain collateral dependent loans.
Omega’s accounting policy for the determination of goodwill and other intangibles also has a significant reliance on the use of estimates. Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. Other intangible assets represent purchased assets that also lack physical substance but can be separately distinguished from goodwill because of contractual or other legal rights or because the asset is capable of being sold or exchanged either on its own or in combination with a related contract, asset or liability. It is Omega’s policy that goodwill be tested at least annually for impairment. Management’s current analysis indicates that an 18.7% decline in market capitalization could have a material impact on the carrying value of goodwill.
Intangible assets with finite lives include core deposits, customer relationships and trade names. Intangible assets are subject to impairment testing whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Core deposit, customer relationship and certain trade name intangibles are amortized over a period of time that represents their expected life using a method of amortization that reflects the pattern of economic benefit. Management estimates that consecutive annual declines of more that 10% of the acquired customer base subsequent to June 30, 2005 could result in an impairment of the core deposit intangible and affect Omega’s operating results in future years.

1. Comparison of the Three and Six Months Ended June 30, 2005 and 2004
Operations Overview
    A. Three Months Ended June 30, 2005 and 2004
In order to effectively discuss changes in operating results between the second quarter of 2004 and the second quarter of 2005, the effects of the Sun acquisition must be taken into consideration. The addition of the former Sun operation significantly impacted every element of Omega’s income statement. The merger was completed on October 1, 2004, and since that time, management has restructured the combined balance sheet in an effort to reduce indebtedness and enhance future performance, revised its initial estimate of the value of the core deposit intangible and goodwill, begun execution of its plan to reduce redundant costs, opened two new branch offices, invested in technology to update delivery services and incurred integration costs to standardize the overall Omega operation.
In addition to the comparison of operating results between the second quarter of 2004 and the second quarter of 2005, the following discussion will include a comparison between the second quarter of 2005 and the first quarter of 2005, which will provide a more meaningful comparison of results of combined operations after the Sun merger. A summary of the results of the two periods follows (in thousands).

	Second Quarter	First Quarter
	2005	2005
NET INTEREST INCOME	$15,350	$15,242
Provision (credit) for loan losses	180	142

INCOME FROM CREDIT ACTIVITIES	15,170	15,100
Other Income:
Service fees on deposit accounts	2,308	2,140
Service fees on loans	345	312
Earnings on bank-owned life insurance	574	575
Trust fees	1,476	1,666
Investment and insurance product sales	779	1,072
Gain on the early extinguishment of debt	—	1,043
Loss on sale of loans and other assets	(39)	(339)
Net gains on the sale of investment securities	549	988
Other	1,149	1,029

TOTAL OTHER INCOME	7,141	8,486
Other Expense:
Salaries and employee benefits	7,721	7,551
Net occupancy expense	1,064	1,111
Equipment expense	1,031	1,089
Data processing service	621	626
Pennsylvania shares tax	549	619
Amortization of intangible assets	274	163
Other	4,403	3,810

TOTAL OTHER EXPENSE	15,663	14,969

Income before taxes	6,648	8,617
Income tax expense	1,267	2,040

NET INCOME	$5,381	$6,577

Net income per common share:
Basic	$0.43	$0.52
Diluted	$0.43	$0.52
Weighted average shares and equivalents:
Basic	12,607	12,596
Diluted	12,660	12,659
Dividends declared per share:
Common	$0.31	$0.31

The second quarter’s income before income taxes increased $1,522,000 when compared to the same period in 2004. Income from credit activities increased by $5,284,000, from $9,886,000 in the second quarter of 2004 to $15,170,000 in the second quarter of 2005. Other income increased $2,857,000, or 66.7% while other expense increased by $6,619,000, or 73.2%.
After the income tax provision (which increased by $72,000, or 6.0% compared to the same period in 2004) was deducted from earnings, net income for the second quarter of 2005 was $1,450,000, or 36.9%, higher than the second quarter of 2004. The effective tax rate for the second quarter of 2005 was 19.1%, as compared to the second quarter of 2004 of 23.3%.
In the second quarter of 2005, income before income taxes was $1,969,000, or 22.9% lower than in the first quarter of 2005. Compared to the first quarter of 2005, in the second quarter of 2005, income from credit activities increased by 0.5%, net gains on the sale of investments, loans and other assets and extinguishment of debt decreased by $1,182,000 or 69.9%, other income decreased by $163,000, or 2.4% and total other expense increased by $694,000, or 4.6%. Net income was $1,196,000, or 18.2% lower in the second quarter of 2005, as compared to the first quarter of 2005.
Following are selected key ratios for the periods:

		Three Months Ended		Six Months Ended
	June 30,		March 31,	June 30,
	2005	2004	2005	2005
Return on average stated assets (annualized)	1.07%	1.38%	1.28%	1.18%	1.33%
Return on average tangible assets (annualized)	1.17	1.38	1.40	1.29	1.33
Return on average stated equity (annualized)	6.73	9.19	8.26	7.49	8.84
Return on average tangible equity (annualized)	14.47	9.19	18.14	16.28	8.84
Dividend payout ratio	72.66	64.40	59.40	65.37	67.38

Average equity to average assets (stated)	15.97	15.00	15.56	15.76	15.05
Average equity to average assets (tangible)	8.12	15.00	7.74	7.93	15.05
B. Six months ended June 30, 2005 and 2004
For the first six months of 2005, income before income taxes increased by $5,544,000, or 57.0%, compared to the same period in 2004. Income from credit activities increased $10,294,000, or 51.5%. Non-interest income increased by $7,605,000 or 94.8% while non-interest expense increased by $12,355,000, or 67.6%.
The tax provision for the first six months of 2005 increased by $1,121,000, or 51.3% when compared to the first six months of 2004. The effective tax rate for this period decreased from 22.5% in 2004 to 21.7% for the corresponding period in 2005. Net income increased by $4,423,000, or 58.7%, in the first six months of 2005 as compared to the same period in 2004.
Net Interest Income
A. Three Months Ended June 30, 2005 and 2004
Net interest income for the second quarter of 2005 was $15,350,000, an increase of $5,464,000, or 55.3%, compared to net interest income of $9,886,000 in the second quarter of 2004. The net interest margin, at 3.75% for the second quarter of 2005, was 1 basis point lower than the second quarter of 2004, with a $588,028,000 or 62.0% increase in average earning assets resulting in a 55.3% increase in net interest income. Yield on earning assets in the second quarter of 2005 increased by 64 basis points when compared to 2004’s second quarter, and cost of funding increased by 65 basis points. As compared to the first quarter of 2005, the net interest margin increased by 12 basis points in the second quarter of 2005.
B. Six months ended June 30, 2005 and 2004
Net interest income for the six months ended June 30, 2005 was $30,592,000, an increase of $10,616,000, or 53.1%, compared to net interest income of $19,976,000 in the same period in 2004. The net interest margin, at 3.68% for the first six months of 2005, was 16 basis points lower than the first six months of 2004, with a $616,762,000 or 59.1% increase in average earning assets in the first six months of 2005 as compared to the first six months of 2004. The increase in average earning assets was directly attributable to the acquisition of Sun during the fourth quarter of 2004. Yield on earning assets in the first six months of 2005 increased by 40 basis points when compared to 2004’s first six months, while cost of funding increased by 56 basis points; these changes in rates resulted in an increase in net interest income of $581,000. Changes in volumes, net of differences caused by number of days in the period, resulted in a $9,974,000 increase in net interest income. In order to maximize net income, Omega invests in certain loans and securities whose earnings are exempt from federal income taxation and therefore have rates that are generally lower than rates on taxable instruments. During the first half of 2005, average tax-free assets owned were $1,223,000 less than in the first half of 2004, while average rates in the first half of 2005 were 37 basis points higher than in the same period in 2004. When the net interest margin is adjusted for the tax benefit received from owning these instruments, it is referred to as the net interest margin on a fully tax-equivalent basis. Taking effect of the decreased balances and decreased rates on tax-free assets in the first half of 2005, the net interest margin on a fully tax-equivalent basis was 3.84% compared to 4.06% in the first half of 2004.
Following are key net interest margin ratios (annualized):

		Three Months Ended		Six Months Ended
	June 30,		March 31,	June 30,
	2005	2004	2005	2005	2004
Yield on average earning assets	5.53%	4.89%	5.27%	5.39%	4.99%
Cost to fund earning assets	1.78	1.13	1.64	1.71	1.15
Net interest margin	3.75	3.76	3.63	3.68	3.84
Net interest margin — tax equivalent	3.90	3.98	3.81	3.84	4.06
At June 30, 2005, Omega had $747,256,000 of earning assets scheduled to reprice over the next twelve months as compared to $777,122,000 in interest-sensitive liabilities, resulting in a negative gap of $29,866,000, or .96% of assets. In order to predict net interest income at risk over the next twelve months based on hypothetical rate movements, a rate shock simulation was performed on the balance sheet, assuming that interest rates would increase and decrease by 100 and 200 basis points. These simulations assume no volume or mix changes in the balance sheet. As the table below indicates, Omega is exposed to a possible loss of income over the next twelve months if interest rates fall. There have been no material changes in reported interest rate risk since December 31, 2004. For example, net interest income at risk for an immediate 100 basis point decrease in rates as of June 30, 2005 was $2,567,000, or 3.9%, of net interest income, compared to $2,658,000, or 4.1%, of net interest income at risk on December 31, 2004. Conversely, the results suggest that an immediate 100 basis point increase in interest rates would increase net interest income by approximately $2,577,000, or 3.9%, over a 12-month period. There is no guarantee however, that the changes in net interest income shown in this table will occur as predicted in the event of changes in interest rates.
Possible Effect of Interest Rate Risk on Net Interest Income
Based on Interest Rate Shock Analysis
(in $ thousands)

June 30, 2005			December 31, 2004

	Possible			Possible
Change in	Change in net		Change in	Change in Net
Interst Rates	Interest Income		Interest Rates	Interest Income	Percent
(Basic Points)	($)	Percent Change	(Basis Points)	($)	Change

200	5,143	7.8%	200	5,422	8.3%
100	2,577	3.9%	100	2,743	4.2%
0	—	—	0	—	—
(100)	(2,567)	3.9%	(100)	(2,658)	4.1%
(200)	(5,117)	7.8%	(200)	(5,420)	8.3%

Loan Loss Provision
During the first six months of 2005, a loan loss provision of $322,000 was recorded ($142,000 and $180,000 in the first and second quarters, respectively) while in the first six months of 2004 no provision to the loan loss reserve was necessary. The loan loss provision is reflective of changes in credit quality, including movement in non-performing loans in each quarter, as compared to the previous quarter and an analysis of the adequacy of the allowance for loan loss reserve. Non-performing loans increased by $1,959,000 from March 31, 2005 to June 30, 2005. Management’s analysis of the loan loss reserve indicated the need for a provision of $180,000 to adequately provide for probable losses inherent in the total loan portfolio.
Other Income and Expense
A. Three months ended June 30, 2005 and 2004
Other income increased $2,857,000, or 66.7%, in the second quarter of 2005 as compared to the same period in 2004. Service fee income on deposit accounts increased by $731,000, or 46.4%, as a result of an increase of 49% in non-interest bearing deposits from June 30, 2004 to June 30, 2005. As compared to the first quarter of 2005, service fee income on deposit accounts increased by $168,000 or 7.9% primarily as a result of increased overdraft fees. Service fees on loans decreased by $21,000, or 5.7% when compared to the second quarter of 2004, but increased by $33,000 or 10.6% when compared to the first quarter of 2005. A 96% increase in bank-owned life insurance (BOLI) resulted in a 73.9%, or $244,000 increase in earnings on BOLI when comparing the second quarter results of 2005 and 2004 while the second quarter of 2005 and the first quarter of 2005 resulted in approximately the same BOLI expense. Trust fees increased in the second quarter of 2005 by $592,000, or 67.0% when compared to the same time period in 2004, as assets under management increased as a result of the Sun acquisition. When compared to the first quarter of 2005, trust fees decreased by $190,000, or 11.4% in the second quarter of 2005. Insurance and investment product sales generated $426,000 more in revenues in the second quarter of 2005 as compared to the second quarter of 2004 but $293,000 less in revenues as compared to the first quarter of 2005. The increase from prior year occurred as a result of doubling the investment product sales staff and adding a full-functioning insurance agency as a subsidiary. The decrease from the previous quarter was due to contingency commissions received in the first quarter of 2005. Other non-interest income increased by a total of $580,000, or 101.9% in the second quarter of 2005 compared to the second quarter of 2004 primarily due to increased bank card service fees as Omega’s market area increased from seven counties to fourteen. Other non-interest income in the second quarter of 2005 was $120,000, or 11.7% higher than in the first quarter of 2005. Gains on the sale of investment securities, loans and other assets were $305,000 higher in the second quarter of 2005 than in the second quarter of 2004. Results from the first quarter of 2005 include a gain on the early extinguishment of debt in the amount of $1,043,000, which was realized from the repayment of approximately $55 million of Federal Home Loan Bank (FHLB) debt as part of the balance sheet restructuring. Additionally in the first quarter of 2005, results of other balance sheet restructuring events included $988,000 of net gains on the sale of investment securities and a net loss of $339,000 on the sale of loans. Balance sheet restructuring efforts were essentially completed during the first quarter of 2005; however, further sales of investment securities, loans and other assets netted a gain of $510,000 in the second quarter of 2005.
As a percentage of average assets, annualized other income net of gains on securities, loans and other assets and early extinguishment of debt was 1.32 % for the second quarter of 2005 and 1.43% for the same period in 2004. In the first quarter of 2005, the comparable ratio was 1.33%.
Other expenses increased $6,619,000, or 73.2%, in the second quarter of 2005 as compared to the same period in 2004. Salaries and employee benefits increased $2,919,000, or 32.3%, in 2005 as compared to the same period in 2004 as a result of staff increases principally due to the Sun merger. Salaries and employee benefits in the second quarter of 2005 were $170,000 higher than in the first quarter of 2005. Approximately half the increase from prior quarter resulted from severance payments made in conjunction with staff reductions. Occupancy and equipment expense for the second quarter of 2005 in total increased by $807,000, or 62.6%, with the addition of 25 retail offices from the Sun merger, and the planned investment in technology compared to the year ago period. As compared to the first quarter of 2005, occupancy and equipment costs decreased by $105,000, or 4.8% in the second quarter of 2005. As expected, data processing service charges increased by $191,000 or 44.4% and Pennsylvania shares tax expense increased by $170,000, or 44.9% due to the increase in capital base when comparing the second quarter results of 2005 and 2004, and when comparing to the first quarter of 2005, data processing service costs were approximately the same, while Pennsylvania shares tax expense was $70,000 less. Amortization of intangible assets, at $274,000 for the second quarter of 2005 represented an increase of $272,000 when compared to the second quarter of 2004, with all of the increase related to the intangibles acquired in the Sun merger. In the second quarter of 2005, amortization of intangible assets was $111,000 higher than in the first quarter of 2005, when the core deposit intangible valuation was revised and adjusted. Other non-interest expenses for the second quarter of 2005 increased by $2,260,000 or 105.5%, compared to the same period in 2004, and increased by $593,000 when compared to the first quarter of 2005. Costs such as liability insurance, training costs, postage, telephone, legal and audit fees, service provider costs and charitable donations have increased with the growth of the company due to the Sun merger when comparing second quarter 2005 results with prior year’s second quarter results, and increased since the first quarter of 2005 due to advertising costs and other outside service fees.
As a percentage of average assets, annualized expenses for the quarter ended June 30, 2005 were 3.13% and were 3.17% for the same period in 2004. In the first quarter of 2005, annualized expenses as a percentage of average assets were 2.92%.
B. Six months ended June 30, 2005 and 2004
Other income increased $7,605,000, or 94.8%, in the first six months of 2005 as compared to the same period in 2004. Service fee income on deposit accounts increased by $1,532,000, or 52.5%. Although loans increased by approximately $475 million since June 30, 2004, service fees on loans increased by only $10,000, or 1.6%, due to reduced activity in loan rate modifications and refinancing. Earnings on bank owned life insurance (“BOLI”), increased by $464,000, or 67.8%, as cash surrender values increased by $36,175,000 as a result of the merger. Trust fees increased in the first six months of 2005 by $1,343,000, or 74.7% when compared to the same time period in 2004. Other non-interest income increased by a total of $1,069,000. Fee income from commissions received from investment services and insurance sales increased by $1,196,000, or 182.7% in the first six months of 2005 versus the same time period in 2004. Gains on the early extinguishment of debt and on the sale of investment securities, loans and other assets were $1,990,000 greater in the first six months of 2005 than in the first six months of 2004 due primarily to the restructuring effort described in the discussion of the three months ended June 30 above.
As a percentage of average assets, annualized other income net of gains on securities, loans and other assets and early extinguishment of debt was 1.33 % for the first six months of 2005 and 1.38% for the same period in 2004.
Other expenses increased $12,355,000, or 67.6%, in the first six months of 2005 as compared to the same period in 2004. Salaries and employee benefits increased $5,515,000, or 56.5%, in the first six months of 2005 as compared to the same period in 2004. Occupancy and equipment expense in total increased by $1,678,000, or 64.1%. Data processing service fees and Pennsylvania shares tax expense increased 46.2% and 65.3%, respectively. Amortization of intangible assets was $437,000 for the first six months of 2005 and negligible in the first six months of 2004, as the acquisition of Sun generated more than $9 million of intangible assets. Other non-interest expense increased by $3,931000, or 91.8%, primarily due to expected increases proportionate to the growth in assets.
As a percentage of average assets, annualized expenses for the year-to-date through June 30, 2005 were 3.02% and were 3.22% for the same period in 2004, indicating management’s successful efforts in cost reduction in the newly combined entity.

Federal Income Tax
The effective tax rate for the three months ended June 30, 2005 was 19.1%, compared to the same period in 2004 when the effective tax rate was 23.3% and compared to the first quarter of 2005 when the effective tax rate was 23.7%. For the six-month periods ending June 30, 2005 and 2004, the effective tax rate was 21.7% and 22.5%, respectively. For the year ended December 31, 2004, the effective tax rate was 23.8%. The primary reason for the improvement in the effective tax rate in 2005 is the favorable tax treatment of a bargain sale arrangement of the former Sun administrative headquarters building that occurred in the second quarter of 2005, as well as increased tax credits for the investment in low-income housing projects.
2. Investment Securities
Management of the investment portfolio entails evaluation and realignment of the size and mix of the portfolio in order to balance various characteristics of the balance sheet, including asset quality, liquidity, yield relationships, maturity and tax planning.
During the first quarter of 2005, management continued its restructuring of the fixed income investment portfolio acquired from Sun. Investment securities with a total amortized cost of $47,286,000 were liquidated, providing a gain of $374,000. The average remaining maturity of the securities sold was 12.50 years, which exceeds the two to five-year maturity period that Omega considers acceptable for its current interest rate risk position. Proceeds from the sale of the securities helped fund the early liquidation of $55,032,000 in long term debt acquired from Sun. In addition, as a result of favorable market conditions, $509,000 in equity securities were sold in the first quarter, providing a gain of $614,000. In the second quarter of 2005, other securities, principally equity securities were sold, generating net gains of $549,000.
During 2005, a trading account was established to record assets held in RABBI trusts with a fair market value in the amount of $469,000.
Total investment securities as a percentage of total assets at June 30, 2005 and December 31, 2004 were 16.2% and 15.7%, respectively. Amortized cost of securities maturing or repricing in one year or less comprised 16.4% of the total amortized cost of investment securities of $319,796,000 as of June 30, 2005, as compared to 17.2% of total investment securities of $322,555,000 as of December 31, 2004. There was $210,000 in investments in instruments of foreign countries on June 30, 2005 and December 31, 2004.
3. Loans
Net loans in the first six months of 2005 decreased by $74,398,000, or 5.6% from the balance at December 31, 2004, bringing the total to $1,253,852,000 at June 30, 2005. As part of a planned balance sheet restructuring following the Sun acquisition, a block of loans was sold, with a carrying value of approximately $22 million of personal and mortgage loans in the first quarter of 2005. The remainder of the decrease in loans is due to balance runoffs, primarily as a result of integrating two different credit cultures after the acquisition of Sun in the fourth quarter of 2004. Following is a table showing the composition of the loan portfolio (in thousands).

	June 30,	December 31,
	2005	2004
Commercial, financial and agricultural	$269,745	$271,650
Real estate — commercial	490,476	501,394
Real estate — construction	17,513	25,301
Real estate — mortgage	255,237	277,208
Home equity	132,136	133,077
Personal	76,845	107,859
Lease financing	13,622	13,387
Unearned interest	(1,722)	(1,626)

Total	$1,253,852	$1,328,250

Nonaccrual loans	$5,144	$5,220

Changes in the allowance for loan losses for the six months ended June 30, 2005 and 2004 were as follows (in thousands):

	2005	2004
Balance of allowance — beginning of period	$15,644	$10,569
Loans charged off:
Commercial, financial and agricultural	163	62
Real estate — commercial	—	—
Real estate — mortgage	219	111
Personal	463	236
Lease financing receivables	15	—

Total charge-offs	860	409

Recoveries of loans previously charged off:
Commercial, financial and agricultural	31	6
Real estate — commercial	8	1
Real estate — mortgage	33	4
Personal	126	55
Lease financing receivables	—	—

Total recoveries	198	66

Net charge-offs	662	343
Provision for loan losses	322	—

Balance of allowance — end of period.	$15,304	$10,226

Omega has certain loans in its portfolio that are considered to be impaired in accordance with SFAS No. 114 as amended by SFAS No. 118. It is the policy of the Corporation to recognize income on impaired loans on a cash basis, only to the extent that it exceeds principal balance recovery. Following is a summary of impaired loan data as of the date of each balance sheet presented.

	June 30, 2005	December 31, 2004
Impaired loans:
Recorded investment at period end	$4,175,000	$2,475,000
Impaired loan balance for which there is a related allowance	4,175,000	2,475,000
Amount of allowance for impaired loans	1,452,000	755,000

Impaired loan balance for which there is no related allowance	—	—

Average recorded investment	3,992,000	1,597,000

	Six months ended
	June 30, 2005	June 30, 2004
Interest income recognized (on a cash basis)	$28,000	$46,000
Management performs a quantitative analysis to support the adequacy of the allowance for loan losses. This analysis includes review of historical charge-off rates for loan categories, fluctuations and trends in the amount of classified loans and economic factors. Significant to this analysis is any change in observable trends that may be occurring relative to loans, to assess potential credit weaknesses. Current economic factors and trends in risk ratings are considered in the determination and allocation of the allowance for loan losses. The allowance for loan losses at June 30, 2005 and December 31, 2004 represented 1.22% and 1.18%, respectively, of the total loans outstanding, net of unearned interest.

Set forth below is an analysis of Omega’s non-performing loans as of June 30, 2005 as compared to December 31, 2004.
Non-performing Loans
(Dollars in thousands)

	June 30,	December 31,
	2005	2004
Non-accrual loans	$5,144	$5,220
Accruing loans past due 90 days or more	3,525	2,667
Restructured loans	218	220

Total non-performing loans	$8,887	$8,107

Non-performing loans as percent of allowance	58.1%	51.8%
The increase of $780,000 in non-performing loans from December 31, 2004 to June 30, 2005 was due primarily to the increase in accruing loans that are past due 90 days or more. Although in the first quarter of 2005, loans in this past-due category had decreased by $1,179,000 since year end, In the second quarter of 2005, a large loan relationship with outstanding loans of over $2.1 million became over 90 days past due. Loans in this relationship have been allocated a specific loan loss reserve as of June 30, 2005.
4. Deposits and Other Sources of Funds
Deposits provide the primary source of funding for loans and investment securities. As of June 30, 2005, total deposits increased by $9,252,000 as compared to December 31, 2004. As of June 30, 2005, non-interest bearing deposits increased by $7,191,000, or 3.2% and interest bearing accounts increased by $2,0601,000, or 0.2% when compared to December 31, 2004.
Borrowed funds are used as an additional source of funding for loans and investment securities. As of June 30, 2005, Omega had short-term borrowings (maturities within one year) in the amount of $55,664,000 as compared to $90,259,000 at December 31, 2004, representing a decrease of $34,595,000, or 38.3%. During the second quarter, a demand loan of $10,000,000 was paid off.
Long-term debt was $32,000,000 at June 30, 2005 compared to $99,579,000 at December 31, 2004. The decrease is due primarily to the early extinguishment of FHLB debt acquired through the merger with Sun. Approximately $55 million of FHLB debt was repaid in the first quarter of 2005, giving rise to a $1,043,000 gain from the early extinguishment of debt. Additionally, long-term debt that had originated due to cash needs from the Sun merger in the amount of $12,000,000 was repaid in the second quarter of 2005.
The balance of junior subordinated debt was $56,941,000 and $57,190,000 at June 30, 2005 and December 31, 2004, respectively.
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
At June 30, 2005, Omega and Omega Bank, its banking subsidiary, each met the regulatory definition of a “well capitalized” financial institution, i.e., a leverage ratio exceeding 5%, Tier 1 capital exceeding 6% and total capital exceeding 10%.

6. Share Repurchase Program
In April of 2005, the Board of Directors approved a new share repurchase program to begin immediately, authorizing management to buy back up to 10% of Omega’s outstanding common stock. At that time, there were 12,610,951 common shares outstanding with 1,261,095 shares eligible to be repurchased. This program will remain in effect through December 31, 2005, or until the 10% limit is reached; however, it may be discontinued at any time by the Board of Directors. As of June 30, 2005, 8,800 shares have been repurchased in conjunction with this program, at an average cost of $29.61 per share.
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
Item 4. CONTROLS AND PROCEDURES
Quarterly evaluation of the Company’s Disclosure Controls and Internal Controls.
The Corporation’s management, with the participation of its chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of June 30, 2005. Based on that evaluation, the Corporation’s chief executive officer and chief financial officer concluded that the Corporation’s disclosure controls and procedures were effective in reaching a reasonable level of assurance that management is alerted to material information relating to the Corporation during the period when the Corporation’s periodic reports are being prepared.
During the quarter ended June 30, 2005, there has not occurred any change in the Corporation’s internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.
A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Corporation have been detected. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II. Other Information
Item 1. Legal Proceedings
None of a material nature.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
In April of 2005, the Board of Directors approved a new share repurchase program to begin immediately, authorizing management to buy back up to 10% of Omega’s outstanding common stock. At that time, there were 12,610,951 common shares outstanding with 1,261,095 shares eligible to be repurchased. This program will remain in effect through December 31, 2005, or until the 10% limit is reached; however, it may be discontinued at any time by the Board of Directors. As of June 30, 2005, 8,800 shares have been repurchased in conjunction with this program, at an average cost of $29.61 per share.

				(d) Maximum
			(c) Total Number	Number (or
	(a) Total Number	(b) Average Price	of Shares (or	Approximate Dollar
Period	of Shares (or	Paid per Share (or	Units) Purchased	Value) of Shares
	Units) Purchased	Unit)	as Part of Publicly	(or Units) that May
			Announced Plans	Yet Be Purchased
			or Programs	Under the Plans or
				Programs
April 1, 2005 to	3,800	$29.03	3,800	1,257,295
April 30, 2005

May 1, 2005 to	5,000	$30.05	5,000	1,252,295
May 31, 2005

June 1, 2005 to	—	—	—	1,252,295
June 30, 2005

Total	8,800	$29.61	8,800	1,252,295

Item 3. Defaults upon Senior Securities
None
Item 4. Submission of Matters to a Vote of Security Holders
The Annual Meeting of Shareholders of Omega was held on April 25, 2005. At the Annual Meeting, the shareholders elected a class of directors for a term of three years, as described below.

Name	For	Withhold
		Authority
Philip E. Gingerich	8,566,133	393,567
D. Stephen Martz	8,679,837	279,864
Maureen M. Bufalino	8,704,393	255,308
The terms of the following directors continued after the annual meeting:

Raymond F. Agostinelli, David B. Lee, Dennis J. Van Benthuysen, Stanton R. Sheetz, Robert A. Szeyller, Robert A. Hormell, Robert N. Oliver and James W. Powers, Sr. On May 23, 2005, Donita R. Koval, President and Chief Operating Officer of Omega Financial Corporation, was appointed to the Board of Directors with her term expiring on December 31, 2005.
The shareholders approved a proposal to increase the number of shares that may be issued under the Omega Employee Stock Purchase Plan by 1,000,000 shares, with 5,924,522 shares voted for approval,

771,558 voting against the proposal, 83,734 shares abstained and 2,150,754 shares were broker non-votes.
The shareholders also approved a proposal to increase the number of shares that may be issued under the Omega 2004 Stock Option Plan for Non-Employee Directors by 50,000 shares, with 5,842,020 shares voted for approval, 760,494 voting against the proposal, 176,824 shares abstained and 2,150,754 shares were broker non-votes.
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

OMEGA FINANCIAL CORPORATION

(Registrant)

August 2, 2005	By:	/s/ David B. Lee

Date		David B. Lee
Chairman and
Chief Executive Officer

August 2, 2005		/s/ Daniel L. Warfel

Date		Daniel L. Warfel
Executive Vice President and
Chief Financial Officer