Form 10-Q
period 2005-09-30
OMEGA FINANCIAL CORP /PA/
filed 2005-11-09
CIK 705671

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ____________
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
Yes ☑       No ☐
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).
Yes ☐       No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
The number of shares outstanding of each of the issuer’s classes of common stock as of November 2, 2005:
12,578,951 shares of Common Stock, $5.00 par value

PART I. Financial Information
Item 1. Financial Statements
OMEGA FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 30,	December 31,
Assets	2005	2004

Cash and due from banks	$57,945	$47,877

Interest bearing deposits with other banks	6,981	31,122
Federal funds sold	—	36,350

Trading account assets	464
Investment securities available for sale	367,330	327,979
Investment in unconsolidated subsidiary	1,625	1,625

Loans held for sale	217	22,515
Total portfolio loans	1,230,679	1,305,735
Less: Allowance for loan losses	(15,208)	(15,644)

Net portfolio loans	1,215,471	1,290,091

Premises and equipment, net	38,176	35,509
Other real estate owned	852	3,082
Bank-owned life insurance	74,565	72,845
Investment in limited partnerships	6,854	8,605
Core deposit intangibles	6,935	13,927
Other intangibles	2,597	2,799
Goodwill	161,142	156,959
Other assets	30,676	31,286

TOTAL ASSETS	$1,971,830	$2,082,571

Liabilities and Shareholders’ Equity
Deposits:
Non-interest bearing	$237,853	$228,408
Interest bearing	1,209,997	1,273,674

Total deposits	1,447,850	1,502,082

Short-term borrowings	107,798	90,259
ESOP debt	1,933	2,192
Junior subordinated debentures	56,816	57,190
Long-term debt	26,614	99,579
Other interest bearing liabilities	852	854
Other liabilities	11,427	14,676

TOTAL LIABILITIES	1,653,290	1,766,832

Shareholders’ Equity
Preferred stock, par value $5.00 per share:
Authorized - 5,000,000 shares, none issued
Common stock, par value $5.00 per share:
Authorized - 25,000,000 shares;
Issued -
12,643,861 shares at September 30, 2005;
12,593,524 shares at December 31, 2004;	63,235	62,968
Outstanding - 12,609,546 shares at September 30, 2005;
12,593,524 shares at December 31, 2004;
Capital surplus	99,399	98,370
Retained earnings	158,076	152,249
Accumulated other comprehensive income	27	3,526
Unearned compensation related to ESOP debt	(1,188)	(1,374)
Cost of common stock in treasury:
34,315 shares at September 30, 2005	(1,009)	—

TOTAL SHAREHOLDERS’ EQUITY	318,540	315,739

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,971,830	$2,082,571

OMEGA FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share data)
Unaudited

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Interest Income:
Interest and fees on loans	$19,887	$10,926	$58,846	$33,118
Interest and dividends on investment securities	2,975	1,774	8,031	5,386
Other interest income	288	158	984	305

TOTAL INTEREST INCOME	23,150	12,858	67,861	38,809
Interest Expense:
Interest on deposits	5,754	2,738	16,005	8,073
Interest on short-term borrowings	576	151	1,504	299
Interest on long-term debt and other interest bearing liabilities	1,211	196	4,151	688

TOTAL INTEREST EXPENSE	7,541	3,085	21,660	9,060

NET INTEREST INCOME	15,609	9,773	46,201	29,749
Provision for loan losses	290	0	612	0

INCOME FROM CREDIT ACTIVITIES	15,319	9,773	45,589	29,749
Other Income:
Service fees on deposit accounts	2,409	1,652	6,857	4,568
Service fees on loans	332	232	989	879
Earnings on bank-owned life insurance	571	319	1,720	1,003
Trust fees	1,541	790	4,683	2,589
Investment and insurance product sales	649	271	2,500	926
Gain on the early extinguishment of debt	—	—	1,043	—
(Loss) Gain on sale of loans and other assets	(1)	12	(379)	13
Net gains on the sale of investment securities	134	60	1,671	271
Other	1,263	582	3,441	1,691

TOTAL OTHER INCOME	6,898	3,918	22,525	11,940
Other Expense:
Salaries and employee benefits	7,720	4,938	22,992	14,695
Net occupancy expense	948	547	3,123	1,733
Equipment expense	1,040	706	3,160	2,137
Data processing service	632	439	1,879	1,292
Pennsylvania shares tax	107	380	1,275	1,143
Amortization of intangible assets	274	3	711	8
Other	4,471	2,032	12,684	6,314

TOTAL OTHER EXPENSE	15,192	9,045	45,824	27,322

Income before taxes	7,025	4,646	22,290	14,367
Income tax expense	1,460	1,094	4,767	3,280

NET INCOME	$5,565	$3,552	$17,523	$11,087

Net income per common share:
Basic	$.44	$.42	$1.39	$1.31
Diluted	$.44	$.42	$1.38	$1.30
Weighted average shares and equivalents:
Basic	12,616	8,443	12,606	8,461
Diluted	12,666	8,500	12,658	8,530
Dividends declared per share:
Common	$.31	$.30	$.93	$.90

OMEGA FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended
	September 30,
	2005	2004
Cash flows from operating activities:
Net income	$17,523	$11,087
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,298	3,051
Provision for loan losses and off-balance sheet reserve	582	—
Gain on sale of investment securities	(1,671)	(271)
Gain on early extinguishment of debt	(1,043)	—
Gain on sale of fixed assets and other property owned	(21)	(9)
Loss on sale of loans and leases	381	(5)
Non-monetary gift	45	—
Provision for deferred income tax	4,171	110
Increase in cash surrender value of bank owned life insurance	(1,720)	(1,003)
Decrease (increase) in interest receivable and other assets	549	(2,140)
Decrease in interest payable	(465)	27
Increase in taxes payable	612	460
Amortization of deferred net loan fees	(226)	(273)
Deferral of net loan fees	157	249
Decrease in accounts payable and accrued expenses	(3,343)	(1,129)

Total adjustments	1,306	(933)

Net cash provided by operating activities	18,829	10,154

Cash flows from investing activities:
Investment securities available for sale:
Proceeds from sales	61,591	5,147
Proceeds from maturities	38,472	88,435
Cash used for purchases	(144,874)	(111,885)
Investment in unconsolidated subsidiary		(1,114)
Net change in interest bearing deposits with other banks	24,141	(12,656)
Decrease in loans and leases	68,759	14,382
Gross proceeds from sale of loans and leases	27,644	526
Investment in limited partnerships	(84)	—
Sale of investment in limited partnership	1,088	—
Capital expenditures	(5,254)	(1,235)
Sale of fixed assets and other property owned	2,344	12
Net change in federal funds sold	36,350	7,750

Net cash provided by (used in) investing activities	110,177	(10,638)

Cash flows from financing activities:
Net change in deposits	(53,094)	7,481
Net increase (decrease) in short-term borrowings, net	16,039	(4,467)
Issuance of junior subordinated debt		37,114
Issuance of long-term debt		5,000
Principal payment on long term debt	(70,562)	(900)
Net change in other interest bearing liabilities	(2)	10
Dividends paid	(11,726)	(7,611)
Tax benefit from preferred stock dividend and stock option activity		121
Issuance of common stock	1,296	1,584
Acquisition of treasury stock	(889)	(2,467)

Net cash used in financing activities	(118,938)	35,865

Net increase in cash and cash equivalents	$10,068	$35,381

Cash and cash equivalents at beginning of period	$47,877	$32,420
Cash and cash equivalents at end of period	57,945	67,801

Net increase in cash and cash equivalents	$10,068	$35,381

Interest paid	$22,125	$9,094
Income taxes paid	—	2,649

Supplemental schedule of noncash investing and financing activities:
Transfers of loans to other real estate owned	73	27

OMEGA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
A.	Basis of Presentation:

The accompanying Consolidated Financial Statements include Omega Financial Corporation (“Omega” or the “Corporation”), a bank holding company and the combined results of its wholly owned banking and non-banking subsidiaries. The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2005 are not necessarily indicative of the results that may be experienced for the year ending December 31, 2005 or any other interim period. For further information, refer to the Consolidated Financial Statements and Footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

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

Stock-based compensation

Omega accounts for stock-based compensation using the intrinsic value method in accordance with Accounting Principles Board (APB) Opinion 25, “Accounting for Stock Issued to Employees”, and has adopted the disclosure provisions of FASB No. 148, “Accounting for Stock-Based Compensation”. The following pro forma information regarding net income and earnings per share assumes the adoption of Statement No. 123 for stock options granted subsequent to December 31, 1994. The estimated fair value of the options is amortized to expense over the vesting period for purposes of this proforma presentation.

The fair value was estimated at the date of grant using a Black-Scholes option-pricing model utilizing various assumptions. Compensation expense, net of related tax, is included in the pro forma net income reported below (in thousands, except per share data).

		Three Months ended		Nine Months ended
		September 30,		September 30,
		2005	2004	2005	2004
Net income	As reported	$5,565	$3,552	$17,523	$11,087
	Pro forma	5,565	3,447	17,515	10,775
Compensation expense, net of tax		—	105	8	312

Basic earnings per share	As reported	$0.44	$0.42	$1.39	$1.31
	Pro forma	0.44	0.41	1.39	1.27

Diluted earnings per share	As reported	$0.44	$0.42	$1.38	$1.30
	Pro forma	0.44	0.41	1.38	1.26
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

In December 2004, the FASB revised Statement No. 123. In April 2005, the SEC announced that it would require registrants that are not small business issuers to adopt Statement No. 123R no later than the beginning of the first fiscal year beginning after June 15, 2005. Omega will adopt Statement No.123R on January 1, 2006. Management has not yet determined the method of adoption it will use and therefore, cannot estimate the impact of adoption at this time.

B.	Commitments, Contingent Liabilities and Guarantees:

In the ordinary course of business, Omega makes commitments to extend credit to its customers through letters of credit and lines of credit.

Standby letters of credit are instruments issued by the Corporation’s bank subsidiary that guarantee the beneficiary payment by the bank in the event of default by the bank’s customer in the non-performance of an obligation or service. Most standby letters of credit are issued for one-year periods. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The bank holds collateral supporting those commitments for which collateral is deemed necessary. At September 30, 2005, standby letters of credit issued and outstanding amounted to $26,715,000 as compared to $24,064,000 on December 31, 2004. The fair market value of the standby letters of credit at September 30, 2005 and December 31, 2004 was $128,000 and $138,000, respectively. The fair market value of standby letters of credit is recorded as a liability in accordance with FIN 45.

At September 30, 2005, the bank had $292,126,000 outstanding in loan commitments and other unused lines of credit extended to its customers. Of this amount, $211,438,000, or 72.4%, were commercial commitments. The remaining amounts of $80,688,000 were commitments to consumers for mortgage and home equity loans and personal lines of credit.

Omega’s Employee Stock Ownership Plan (ESOP) incurred debt in 1990 of $5,000,000, which is collateralized by a mortgage on the Corporation’s administrative center and the Corporation’s guarantee. As of September 30, 2005, the balance of the ESOP debt was $1,933,000 as compared to $2,192,000 at December 31, 2004.

C.	Investment Securities:

The following schedule details characteristics of the investment portfolio as of September 30, 2005 and December 31, 2004 (in thousands).

	Securities Classified as Available for Sale
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
September 30, 2005	Cost	Gains	Losses	Value

U.S. Treasury securities and obligations of other U.S. Government agencies and corporations	$214,830	$0	($3,075)	$211,755
Obligations of state and political subdivisions	61,879	141	(554)	61,466
Corporate securities	3,477	8	(38)	3,447
Mortgage backed securities	73,656	83	(713)	73,026
Equity securities	13,446	4,194	(4)	17,636

Total	$367,288	$4,426	($4,384)	$367,330

	Securities Classified as Available for Sale
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
December 31, 2004	Cost	Gains	Losses	Value

U.S. Treasury securities and obligations of other U.S. Government agencies and corporations	$134,223	$37	($1,330)	$132,930
Obligations of state and political subdivisions	80,628	664	(373)	80,919
Corporate securities	4,035	19	(20)	4,034
Mortgage backed securities	86,990	765	(74)	87,681
Equity securities	16,679	5,736	—	22,415

Total	$322,555	$7,221	($1,797)	$327,979

The following table shows gross unrealized losses and fair value, aggregated by category and length of time that individual investment securities have been in a continuous unrealized loss position, at September 30, 2005 (in thousands):

	Less Than 12 Months		12 Months or Longer
	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses

U.S. Treasury securities and obligations of other U.S. Government agencies and corporations	$145,677	$1,391	$66,078	$1,684
Obligations of state and political subdivisions	20,828	217	15,392	337
Corporate and other securities	512	5	1,421	33
Mortgage-backed securities	65,228	653	2,202	60

Subtotal, debt securities	232,245	2,266	85,093	2,114
Common stock	135	4	—	—

Total temporarily impaired securities	$232,380	$2,270	$85,093	$2,114

The unrealized losses noted above are considered to be temporary impairments, as the majority of the investments are debt securities whose decline in value is due primarily to interest rate fluctuations. As a result, management does not believe that the payment of contractual cash flows, including principal repayment, is at risk. Management has the intent and ability to hold these investments until market recovery or maturity. Debt securities with unrealized losses for a period of less than 12 months includes 59 investments in U.S. Government agency debt securities, 28 investments in mortgage-backed securities, 5 investments in corporate securities and 46 investments in obligations of state and municipal subdivisions. Debt securities with unrealized losses for a period of 12 months or longer includes 40 investments in U.S. Government agency debt securities, 9 investments in corporate securities, 42 investments in obligations of state and municipal subdivisions and 4 investments in mortgage-backed securities. Debt securities included in the above table have maturity or pre-refund dates ranging from October 2005 to September 2022. The unrealized loss position for each security ranges from .01% to 6.11% of the securities’ amortized cost as of September 30, 2005.

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

Trading securities at September 30, 2005 consist of assets held in Rabbi Trusts, including US Treasury Notes, mutual funds and cash equivalents. The change in the market value of the trading securities during the three months ended September 30, 2005 was not material.

D.	Income Taxes:

The effective tax rate for the nine months ended September 30, 2005 was 21.4%, compared to 22.8% for the same period in 2004. For the third quarter of 2005, the effective tax rate was 20.8% compared to 23.5% in the third quarter of 2004. For the year ended December 31, 2004, the effective tax rate was 23.8%. The reduction in the effective tax rate in 2005 was primarily due to tax benefits received from the sale of property at an amount below fair market value, otherwise known as a bargain sale, in addition to the increase in tax credits received from investments in low-income housing projects.

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

Long-Term Debt:	September 30, 2005	December 31, 2004

Notes payable to Federal Home Loan Bank, with fixed rates	$23,058	$25,373
Between 2.65% and 6.80%
Notes payable to Federal Home Loan Bank, with variable rates
Between 4.63% and 5.15%		55,153
Note payable to another financial institution with a variable interest
Rate payable at three month LIBOR plus 125 basis points		12,000
Notes payable to another financial institution with fixed interest rates of 2.47% and 2.90%	3,556	7,053

Total Long Term Debt	$26,614	$99,579

ESOP Debt Guarantee	$1,933	$2,192

F.	Comprehensive Income:

Total comprehensive income consists of Net Income plus any unrealized gains and losses in the Corporations investment portfolio, net of tax. (in thousands):

	Three Months September 30, 2005			Three Months September 30, 2004
	Before	Tax Expense		Before	Tax Expense
	Tax	or	Net-of-Tax	Tax	or	Net-of-Tax
	Amount	(Benefit)	Amount	Amount	(Benefit)	Amount
Net income	$7,025	$1,460	$5,565	$4,646	$1,094	$3,552
Other comprehensive income:

Unrealized gains on available for sale securities:
Unrealized holding gains (losses) arising during the period	(2,045)	(716)	(1,329)	1,978	692	1,286
Less reclassification adjustment for gains included in net income	(135)	(47)	(88)	(60)	(21)	(39)

Other comprehensive income (loss)	(2,180)	(763)	(1,417)	1,918	671	1,247

Total comprehensive income	$10,385	$1,818	$8,567	$6,564	$1,765	$4,799

	Nine Months September 30, 2005			Nine Months September 30, 2004
	Before	Tax Expense		Before	Tax Expense
	Tax	or	Net-of-Tax	Tax	or	Net-of-Tax
	Amount	(Benefit)	Amount	Amount	(Benefit)	Amount
Net income	22,290	4,767	17,523	$14,367	$3,280	$11,087
Other comprehensive income:

Unrealized gains on available for sale securities:

Unrealized holding losses arising during the period	(3,711)	(1,299)	(2,412)	(1,759)	(616)	(1,143)
Less reclassification adjustment for gains included in net income	(1,671)	(585)	(1,086)	(271)	(95)	(176)

Other comprehensive income (loss)	(5,382)	(1,884)	(3,498)	(2,030)	(711)	(1,319)

Total comprehensive income	$16,904	$2,883	$14,021	$12,337	$2,569	$9,768

G.	Earnings Per Share Data:

Basic earnings per share are computed by dividing income available to common stockholders by the weighted average number of shares outstanding for the period. On a diluted basis, both earnings and shares outstanding are adjusted to assume the conversion of all potentially dilutive securities into common stock.
Computations of Earnings per Share
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30, 2005			Three Months Ended September 30, 2004
	Income	Shares	Per-Share	Income	Shares	Per-Share
	Numerator	Denominator	Amount	Numerator	Denominator	Amount
Basic EPS
Income available to common shareholders	5,565	12,616	$0.44	3,552	8,443	$0.42

Effect of Dilutive Securities
Impact of :
Assumed exercises of outstanding options		46
Potential shares required for contract settlement		4			57

Diluted EPS
Income available to common shareholders plus assumed conversions	$5,565	12,666	$0.44	$3,552	8,500	$0.42

	Nine Months Ended September 30, 2005			Nine Months Ended September 30, 2004
	Income	Shares	Per-Share	Income	Shares	Per-Share
	Numerator	Denominator	Amount	Numerator	Denominator	Amount
Basic EPS
Income available to common shareholders	17,523	12,606	$1.39	11,087	8,461	$1.31

Effect of Dilutive Securities
Impact of :
Assumed exercises of outstanding options		48			69
Potential shares required for contract settlement		4

Diluted EPS
Income available to common shareholders plus assumed conversions	$17,523	12,658	$1.38	$11,087	8,530	$1.30

H.	Acquisition:

On October 1, 2004, Omega completed its acquisition of Sun Bancorp, Inc. (“Sun”) for a total purchase price of $187,729,000. The following unaudited pro forma consolidated financial information for 2004 presents the combined results of operations of Omega and Sun as if the acquisition had occurred as of January 1, 2004, compared to actual results for 2005.

	Actual	Proforma
	(in thousands, except per share data)
	For the nine	For the nine
	months ended	months ended
	September 30, 2005	September 30, 2004
Net interest income	$46,201	$52,152
Provision for loan losses	612	2,599

Net interest income after provision for loan losses	45,589	49,553
Other income	22,525	23,798
Other expense	45,824	51,106

Income before taxes	22,290	22,245
Income tax expense	4,767	5,079

Net income	$17,523	$17,166

Net income per common share:
Basic	$1.39	$1.38
Diluted	1.38	1.37
Weighted average shares and equivalents:
Basic	12,606	12,419
Diluted	12,658	12,543

	Actual	Proforma
	(in thousands, except per share data)
	For the three	For the three
	months ended	months ended
	September 30, 2005	September 30, 2004
Net interest income	$15,609	$17,084
Provision for loan losses	290	1,714

Net interest income after provision for loan losses	15,319	15,370
Other income	6,898	7,899
Other expense	15,192	18,456

Income before income taxes	7,025	4,813
Income tax expense	1,460	1,159

Net income	$5,565	$3,654

Net income per common share:
Basic	$0.44	$0.29
Diluted	0.44	0.29
Weighted average shares and equivalents:
Basic	12,616	12,419
Diluted	12,666	12,543
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

As a result of the acquisition of Sun in the fourth quarter of 2004, Omega recorded preliminary estimates of fair values of assets acquired, including core deposit intangibles and goodwill of $14,211,000 and $156,959,000, respectively. In the first quarter of 2005, Omega revised its determination of the value of the core deposit intangible. This revised valuation was lower than originally estimated by $6,483,000. Accordingly, the value of goodwill was increased by $4,214,000 and the deferred tax asset acquired was increased by $2,269,000. The recorded goodwill balance at September 30, 2005 was $161,142,000. Management’s current analysis indicates that as of September 30, 2005, a 9.8% decline in market capitalization would trigger further analysis of the carrying value of goodwill, which could result in an adjustment to its value. The weighted average life of intangible assets that have a finite life is 10.23 years. The estimates included in the valuation of the core deposit intangible are generally consistent with the runoff experienced to date on the acquired deposits. A summary of intangible assets at September 30, 2005 and December 31, 2004 follows (in thousands):

	September 30,	December 31,
	2005	2004

Core deposit intangible
Gross carrying amount	$7,885	$14,368
Less: accumulated amortization	950	441

Net carrying amount	6,935	13,927

Customer relationship intangibles
Gross carrying amount	2,700	2,700
Less: accumulated amortization	245	61

Net carrying amount	2,455	2,639

Trade name intangible with finite life

Gross carrying amount	36	36

Less: accumulated amortization	24	6

Net carrying amount	12	30

Total finite-lived intangibles
Gross carrying amount	10,621	17,104

Less: accumulated amortization	1,219	508

Net carrying amount	$9,402	$16,596

Trade name intangible with infinite life

Gross carrying amount	130	130

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
Omega’s accounting policy for the determination of goodwill and other intangibles also has a significant reliance on the use of estimates. Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. Other intangible assets represent purchased assets that also lack physical substance but can be separately distinguished from goodwill because of contractual or other legal rights or because the asset is capable of being sold or exchanged either on its own or in combination with a related contract, asset or liability. It is Omega’s policy that goodwill be tested at least annually for impairment. Management’s current analysis indicates that as of September 30, 2005, a 9.8% decline in market capitalization would trigger further analysis of the carrying value of goodwill, which could result in an adjustment to its value.
Intangible assets with finite lives include core deposits, customer relationships and trade names. Intangible assets are subject to impairment testing whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Core deposit, customer relationship and certain trade name intangibles are amortized over a period of time that represents their expected life using a method of amortization that reflects the pattern of economic benefit. Management estimates that consecutive annual declines of more that 10% of the acquired customer base subsequent to September 30, 2005 could result in an impairment of the core deposit intangible and affect Omega’s operating results in future years.

1. Comparison of the Three and Nine Months Ended September 30, 2005 and 2004
Operations Overview
A. Three Months Ended September 30, 2005 and 2004
In order to effectively discuss changes in operating results between the third quarter of 2004 and the third quarter of 2005, the effects of the Sun acquisition must be taken into consideration. The addition of the former Sun operation significantly impacted every element of Omega’s income statement. The merger was completed on October 1, 2004, and since that time, management has restructured the combined balance sheet in an effort to reduce indebtedness and enhance future performance, revised its initial estimate of the value of the core deposit intangible and goodwill, begun execution of its plan to reduce redundant costs, opened two new branch offices, invested in technology to update delivery services and incurred integration costs to standardize the overall Omega operation.
In addition to the comparison of operating results between the third quarter of 2004 and the third quarter of 2005, the following discussion will include a comparison between the third quarter of 2005 and the second quarter of 2005, which will provide a more meaningful comparison of results of combined operations after the Sun merger. A summary of the results of the two periods follows (in thousands).

	Third Quarter	Second Quarter
	2005	2005
NET INTEREST INCOME	15,609	15,350
Provision for loan losses	290	180

INCOME FROM CREDIT ACTIVITIES	15,319	15,170
Other Income:
Service fees on deposit accounts	2,409	2,308
Service fees on loans	332	345
Earnings on bank-owned life insurance	571	574
Trust fees	1,541	1,476
Investment and insurance product sales	649	779
Gain on the early extinguishment of debt	0	0
Gain on sale of loans and other assets	(1)	(39)
Net gains on the sale of investment securities	134	549
Other	1,263	1,149

TOTAL OTHER INCOME	6,898	7,141
Other Expense:
Salaries and employee benefits	7,720	7,721
Net occupancy expense	948	1,064
Equipment expense	1,040	1,031
Data processing service	632	621
Pennsylvania shares tax	107	549
Amortization of intangible assets	274	274
Other	4,471	4,403

TOTAL OTHER EXPENSE	15,192	15,663

Income before taxes	7,025	6,648
Income tax expense	1,460	1,267

NET INCOME	$5,565	$5,381

Net income per common share:
Basic	$0.44	$0.43
Diluted	$0.44	$0.43
Weighted average shares and equivalents:
Basic	12,616	12,607
Diluted	12,666	12,660
Dividends declared per share:
Common	$.31	$.31
The third quarter’s income before income taxes increased $2,379,000 when compared to the same period in 2004. Income from credit activities increased by $5,546,000, from $9,773,000 in the third quarter of

2004 to $15,319,000 in the third quarter of 2005. Other income increased $2,980,000, or 76.1% while other expense increased by $6,147,000, or 68.0%.
After the income tax provision (which increased by $366,000, or 33.5% compared to the same period in 2004) was deducted from earnings, net income for the third quarter of 2005 was $2,013,000, or 56.7%, higher than the third quarter of 2004. The effective tax rate for the third quarter of 2005 was 20.8%, as compared to the third quarter of 2004 of 23.6%.
In the third quarter of 2005, income before income taxes was $377,000, or 5.7% higher than in the second quarter of 2005. Compared to the second quarter of 2005, income from credit activities in the third quarter of 2005 increased by 1.0%, net gains on the sale of investments, loans and other assets and extinguishment of debt decreased by $377,000 or 74.0%, other income increased by $134,000, or 2.0% and total other expense decreased by $471,000, or 3.0%. Net income was $184,000, or 3.4% higher in the third quarter of 2005, as compared to the second quarter of 2005.
Following are selected key ratios for the periods:

	Three Months Ended			Nine Months Ended
	September 30,		June 30,	September 30,
	2005	2004	2005	2005	2004
Return on average assets (annualized)	1.12%	1.23%	1.07%	1.16%	1.30%
Return on average tangible assets (annualized)	1.22	1.23	1.17	1.27	1.30
Return on average stated equity (annualized)	6.90	8.41	6.73	7.29	8.70
Return on average tangible equity (annualized)	14.68	8.41	14.47	15.73	8.70
Dividend payout ratio	70.24	71.34	72.66	66.92	68.65

Average equity to average assets (stated)	16.21	14.66	15.97	15.91	14.92
Average equity to average assets (tangible)	8.34	14.66	8.12	8.06	14.92
B. Nine months ended September 30, 2005 and 2004
For the first nine months of 2005, income before income taxes increased by $7,923,000, or 55.1%, compared to the same period in 2004. Income from credit activities increased $15,840,000, or 53.3%. Non-interest income increased by $10,585,000 or 88.7% and non-interest expense increased by $18,502,000, or 67.7%.
The tax provision for the first nine months of 2005 increased by $1,487,000, or 45.3% when compared to the first nine months of 2004. The effective tax rate for this period was 22.8% in 2004 and 21.4%in 2005. Net income increased by $6,436,000, or 58.0%, in the first nine months of 2005 as compared to the same period in 2004.
Net Interest Income
A. Three Months Ended September 30, 2005 and 2004
Net interest income for the third quarter of 2005 was $15,609,000, an increase of $5,836,000, or 59.7% versus interest income of $9,773,000 in the third quarter of 2004. The net interest margin, at 3.84% for the third quarter of 2005 was 16 basis points higher than the third quarter of 2004, with a $567,197,000 or 53.6% increase in average earning assets resulting in a 59.7% increase in net interest income. Yield on earning assets in the third quarter of 2005 increased by 84 basis points when compared to 2004’s third quarter, and cost of funding increased by 68 basis points. As compared to the second quarter of 2005, the net interest margin increased 9 basis points in the third quarter of 2005.
B. Nine months ended September 30, 2005 and 2004
Net interest income for the nine months ended September 30, 2005 was $46,201,000, an increase of $16,452,000, or 55.3%, compared to net interest income of $29,749,000 in the same period in 2004. The net interest margin, at 3.73% for the first nine months of 2005, was 4 basis points lower than the first nine months of 200. This change is the result of an increase in the yield on earning assets of 56 basis points in the first nine months of 2005, while in the same period the cost of funding increased by 60 basis points.

Despite a decrease in the net interest margin, net interest income increased by $16,452,000 because of a $599,497,000 or 57.1% increase in average earning assets in the first nine months of 2005 as compared to the first nine months of 2004. The increase in average earning assets was directly attributable to the acquisition of Sun during the fourth quarter of 2004.;. Changes in volumes, net of differences caused by number of days in the period, accounted for I$14,900,000 of the increase in net interest income. In order to maximize net income, Omega invests in certain loans and securities whose earnings are exempt from federal income taxation and therefore have rates that are generally lower than rates on taxable instruments. During the first nine months of 2005, average tax-free assets owned were $517,000 more than in the first nine months of 2004, while average rates in the first nine months of 2005 were 37 basis points higher than in the same period in 2004. When the net interest margin is adjusted for the tax benefit received from owning these instruments, it is referred to as the net interest margin on a fully tax-equivalent basis. Taking effect of the increased balances and rates on tax-free assets in the first nine months of 2005, the net interest margin on a fully tax-equivalent basis was 3.88% compared to 3.99% in the first nine months of 2004.
Following are key net interest margin ratios (annualized):

	Three Months Ended			Nine Months Ended
	September 30,		June 30,	September 30,
	2005	2004	2005	2005	2004
Yield on average earning assets	5.68%	4.84%	5.53%	5.48%	4.92%
Cost to fund earning assets	1.84	1.16	1.78	1.75	1.15
Net interest margin	3.84	3.68	3.75	3.73	3.77
Net interest margin — tax equivalent	3.99	3.89	3.90	3.88	3.99
At September 30, 2005, Omega had $711,890,000 of earning assets scheduled to reprice over the next twelve months as compared to $785,878,000 in interest-sensitive liabilities, resulting in a negative gap of $73,988,000, or 3.8% of assets. In order to predict net interest income at risk over the next twelve months based on hypothetical rate movements, a rate shock simulation was performed on the balance sheet, assuming that interest rates would increase and decrease by 100 and 200 basis points. These simulations assume no volume or mix changes in the balance sheet. As the table below indicates, Omega is exposed to a possible loss of income over the next twelve months if interest rates fall. There have been no material changes in reported interest rate risk since December 31, 2004. For example, net interest income at risk for an immediate 100 basis point decrease in rates as of September 30, 2005 was $1,324,000, or 2.1%, of net interest income, compared to $2,658,000, or 4.1%, of net interest income at risk on December 31, 2004. Conversely, the results suggest that an immediate 100 basis point increase in interest rates would increase net interest income by approximately $1,283,000, or 2.0%, over a 12-month period. There is no guarantee however, that the changes in net interest income shown in this table will occur as predicted in the event of changes in interest rates.
Possible Effect of Interest Rate Risk on Net Interest Income
Based on Interest Rate Shock Analysis
(in $ thousands)

September 30, 2005			December 31, 2004
Change in Interest	Possible		Change in Interest	Possible
Rates (Basis	Change in Net		Rates (Basis	Change in Net
Points)	Interest Income ($)	Percent Change	Points)	Interest Income ($)	Percent Change
200	2,545	4.0%	200	5,422	8.3%
100	1,283	2.0%	100	2,743	4.2%
0	0	0.0%	0	0	0.0%
-100	-1,324	2.1%	-100	-2,658	4.1%
-200	-2,665	4.2%	-200	-5,420	8.3%

Loan Loss Provision
During the first nine months of 2005, a loan loss provision of $612,000 was recorded ($142,000, $180,000 and $290,000 in the first, second and third quarters, respectively) while in the first nine months of 2004 no provision to the loan loss reserve was necessary. The loan loss provision is reflective of changes in credit quality, including movement in non-performing loans in each quarter, as compared to the previous quarter and an analysis of the adequacy of the allowance for loan loss reserve. Non-performing loans increased by $786,000 from June 30, 2005 to September 30, 2005. Management’s analysis of the loan loss reserve indicated the need for a provision of $290,000 to adequately provide for probable losses inherent in the total loan portfolio.
Other Income and Expense
A. Three months ended September 30, 2005 and 2004
Other income increased $2,980,000, or 76.1%, in the third quarter of 2005 as compared to the same period in 2004. Service fee income on deposit accounts increased by $757,000, or 45.8%, as a result of an increase of 45.9% in non-interest bearing deposits from September 30, 2004 to September 30, 2005. As compared to the second quarter of 2005, service fee income on deposit accounts increased by $101,000 or 4.4% primarily as a result of increased overdraft fees. Service fees on loans increased by $100,000, or 43.1% when compared to the third quarter of 2004, and decreased by $13,000 or 3.8% when compared to the second quarter of 2005. A 95.5% increase in bank-owned life insurance (BOLI) resulted in a 79.0%, or $252,000 increase in earnings on BOLI when comparing the third quarter results of 2005 and 2004, while the third quarter of 2005 and the second quarter of 2005 resulted in approximately the same contribution from BOLI. Trust fees increased in the third quarter of 2005 by $751,000, or 95.1% when compared to the same time period in 2004, as assets under management increased as a result of the Sun acquisition. When compared to the second quarter of 2005, trust fees increased by $65,000, or 4.4% in the third quarter of 2005. Insurance and investment product sales generated $378,000 more in revenues in the third quarter of 2005 as compared to the third quarter of 2004 but $130,000 less in revenues as compared to the second quarter of 2005. The increase from prior year occurred primarily as a result of the Sun merger which increased the investment product sales staff and added a full-functioning insurance agency as a subsidiary. The decrease from the previous quarter was due primarily to decreases in contingency commissions received and annuity commissions. Other non-interest income increased by a total of $681,000, or 117.0% in the third quarter of 2005 compared to the third quarter of 2004 primarily due to increased bank card and atm service fees as Omega’s market area increased from seven counties to fourteen as a result of the merger with Sun. Other non-interest income in the third quarter of 2005 was $114,000, or 9.9% higher than in the second quarter of 2005. Gains on the sale of investment securities, loans and other assets were $61,000 higher in the third quarter of 2005 than in the third quarter of 2004.
As a percentage of average assets, annualized other income net of gains on securities, loans and other assets and early extinguishment of debt was 1.4% for the third quarter of 2005 and 1.3% for the same period in 2004. In the second quarter of 2005, the comparable ratio was 1.3%.
Other expenses increased $6,147,000, or 68.0%, in the third quarter of 2005 as compared to the same period in 2004. Salaries and employee benefits increased $2,782,000, or 56.3%, in 2005 as compared to the same period in 2004 as a result of staff increases principally due to the Sun merger. Salaries and employee benefits in the third quarter of 2005 were basically unchanged compared to the second quarter of 2005. Occupancy and equipment expense for the third quarter of 2005 in total increased by $735,000, or 58.7%, with the addition of 25 retail offices from the Sun merger, and the planned investment in technology compared to the year ago period. As compared to the second quarter of 2005, occupancy and equipment costs decreased by $107,000, or 5.1% in the third quarter of 2005. Data processing service charges increased $193,000 or 44.0% when comparing the third quarter of 2005 to the same period in 2004 as a result of increased accounts from the Sun merger. Pennsylvania shares tax expense for the third quarter 2005 compared to 2004, decreased by $273,000, or 71.8% due to shares tax credits realized in the third quarter of 2005 and an adjustment to related accruals. When comparing the third quarter to the second quarter of 2005, data processing service costs increased by $11,000 or 1.8%, while Pennsylvania shares tax expense decreased by $442,000. Amortization of intangible assets, at $274,000 for the third quarter of 2005 represented an increase of $271,000 when compared to the third quarter of 2004, with all of the increase related to the intangibles acquired in the Sun merger. In the third quarter of 2005, amortization of intangible assets was the same as in the second quarter of 2005. Other non-interest expenses for the third quarter of 2005 increased by $2,439,000 or 120.0%, compared to the same period in 2004, and increased by $68,000 when compared to the second quarter of 2005. Costs such as supplies, liability insurance, training costs, postage, telephone, legal and audit fees, service provider costs and charitable donations have increased with the growth of the company due to the Sun merger when comparing third quarter 2005 results with prior year’s third quarter results. Comparing the third and second quarters of 2005, increases were recorded in advertising costs, donations, and other outside service fees.
As a percentage of average assets, annualized expenses were 3.1% for both the quarter ended September 30, 2005 and for the same period in 2004. In the second quarter of 2005, annualized expenses as a percentage of average assets were 3.13%.
B. Nine months ended September 30, 2005 and 2004
Other income increased $10,585,000, or 88.7%, in the first nine months of 2005 as compared to the same period in 2004. During that same peiod, service fee income on deposit accounts increased by $2,289,000, or 50.1%, and service fees on loans increased by $110,000, or 12.5%. These increases were primarily the result of loan and deposit volumes acquired from Sun. Earnings on bank owned life insurance (“BOLI”), increased by $717,000, or 71.5%, as cash surrender values increased by $36,428,000 as a result of the merger. Trust fees increased in the first nine months of 2005 by $2,094,000, or 80.9% when compared to the same time period in 2004. Other non-interest income increased by a total of $1,750,000. Fee income from commissions received from investment services and insurance sales increased by $1,574,000, or 170.0% in the first nine months of 2005 versus the same time period in 2004. Gains on the early extinguishment of debt and on the sale of investment securities, loans and other assets were $2,051,000 greater in the first nine months of 2005 than in the first nine months of 2004 due primarily to the balance sheet restructuring effort after the Sun merger. A majority of the restructuring efforts were completed during the first quarter of 2005 and included a gain on the early extinguishment of debt in the amount of $1,043,000, which was realized from the repayment of approximately $55 million of Federal Home Loan Bank (FHLB) debt. Additionally in the first quarter of 2005, results of other balance sheet restructuring events included $988,000 of net gains on the sale of investment securities and a net loss of $339,000 on the sale of loans. Further sales of investment securities, loans and other assets netted a gain of $510,000 in the second quarter of 2005.
As a percentage of average assets, annualized other income net of gains on securities, loans and other assets and early extinguishment of debt was 1.3% for the first nine months of 2005 and 1.4% for the same period in 2004.
Other expenses increased $18,502,000, or 67.7%, in the first nine months of 2005 as compared to the same period in 2004. Salaries and employee benefits increased $8,297,000, or 56.5%, in the first nine months of 2005 as compared to the same period in 2004. Occupancy and equipment expense in total increased by $2,413,000, or 62.4%. Data processing service fees and Pennsylvania shares tax expense increased 45.4% and 11.6%, respectively. Amortization of intangible assets was $711,000 for the first nine months of 2005 and negligible in the first nine months of 2004, as the acquisition of Sun generated more than $9 million of intangible assets. Other non-interest expense increased by $6,370,000, or 100.9%, primarily due to expected increases proportionate to the growth in assets.
As a percentage of average assets, annualized expenses for the year-to-date through September 30, 2005 were 3.0% and were 3.2% for the same period in 2004, due to management’s efforts in cost reduction in the newly combined entity.

Federal Income Tax
The effective tax rate for the three months ended September 30, 2005 was 20.8%, compared to the same period in 2004 when the effective tax rate was 23.5% and compared to the second quarter of 2005 when the effective tax rate was 19.1%. For the nine-month periods ending September 30, 2005 and 2004, the effective tax rate was 21.4% and 22.8%, respectively. For the year ended December 31, 2004, the effective tax rate was 23.8%. The primary reason for the improvement in the effective tax rate in 2005 is the favorable tax treatment of a bargain sale of the former Sun administrative headquarters building that occurred in the second quarter of 2005, as well as increased tax credits for the investment in low-income housing projects.

2.	Investment Securities

Management of the investment portfolio entails evaluation and realignment of the size and mix of the portfolio in order to balance various characteristics of the balance sheet, including asset quality, liquidity, yield relationships, maturity and tax planning.

During the first quarter of 2005, management continued its restructuring of the fixed income investment portfolio acquired from Sun. Investment securities with a total amortized cost of $47,286,000 were liquidated, providing a gain of $374,000. The average remaining maturity of the securities sold was 12.50 years, which exceeds the two to five-year maturity period that Omega considers acceptable for its current interest rate risk position. Proceeds from the sale of the securities helped fund the early liquidation of $55,032,000 in long term debt acquired from Sun. In addition, as a result of favorable market conditions, equity securities at a cost of $509,000 were sold in the first quarter, providing a gain of $614,000. In the second and third quarters of 2005, other securities, principally equity securities were sold, generating net gains of $549,000 and $134,000, respectively.

During 2005, a trading account was established to record assets held in RABBI trusts with a fair market value in the amount of $464,000.

Total investment securities as a percentage of total assets at September 30, 2005 and December 31, 2004 were 18.6% and 15.7%, respectively. Amortized cost of securities maturing or repricing in one year or less comprised 24.0% of the total amortized cost of investment securities of $367,287,000 as of September 30, 2005, as compared to 17.2% of total investment securities of $322,555,000 as of December 31, 2004. There was $710,000 in investments in instruments of foreign countries on September 30, 2005 and December 31, 2004.

3.	Loans

Loans, net of unearned interest, decreased $97,354,000 or 7.3% in the first nine months of 2005 from the balance at December 31, 2004, bringing the total to $1,230,896,000 at September 30, 2005. As part of a planned balance sheet restructuring following the Sun acquisition, a block of personal and mortgage loans, with a carrying value of approximately $22 million was sold in the first quarter of 2005. The remainder of the decrease in loans was due to balance runoffs, primarily as a result of integrating two different credit cultures after the acquisition of Sun in the fourth quarter of 2004. Following is a table showing the composition of the loan portfolio (in thousands).

	September 30,	December 31,
	2005	2004

Commercial, financial and agricultural	$275,533	$271,650
Real estate — commercial	472,122	501,394
Real estate — construction	19,078	25,301
Real estate — mortgage	245,904	277,208
Home equity	136,244	133,077
Personal	70,045	107,859
Lease financing	13,795	13,387
Unearned interest	(1,825)	(1,626)

Total	$1,230,896	$1,328,250

Nonaccrual loans	$7,006	$5,220

Changes in the allowance for loan losses for the nine months ended September 30, 2005 and 2004 were as follows (in thousands):

	2005	2004
Balance of allowance — beginning of period	$15,644	$10,569
Loans charged off:
Commercial, financial and agricultural	290	208
Real estate — commercial	165	6
Real estate — mortgage	235	173
Personal	632	289
Lease financing receivables	15	0

Total charge-offs	1,337	676

Recoveries of loans previously charged off:
Commercial, financial and agricultural	71	7
Real estate — commercial	10	1
Real estate — mortgage	41	5
Personal	167	88
Lease financing receivables	0	0

Total recoveries	289	101

Net charge-offs	1,048	575
Provision for loan losses	612	0
Reclassification of off-balance sheet liability	0	(287)

Balance of allowance — end of period	$15,208	$9,707

Omega has certain loans in its portfolio that are considered to be impaired in accordance with SFAS No. 114 as amended by SFAS No. 118. It is the policy of the Corporation to recognize income on impaired loans on a cash basis, only to the extent that it exceeds principal balance recovery. The following is a summary of impaired loan data as of the date of each balance sheet presented.

	September 30, 2005	December 31, 2004

Impaired loans:
Recorded balance at period end	$6,073,000	$2,475,000
Impaired loan balance for which there is a related allowance	6,073,000	2,475,000
Amount of allowance for impaired loans	1,449,000	755,000
Impaired loan balance for which there is no related allowance	0	0
Average recorded balance	4,685,667	1,597,000

	Nine months ended
	September 30, 2005	September 30, 2004

Interest income recognized (on a cash basis)	$73,000	$46,000
Management performs a quantitative analysis to support the adequacy of the allowance for loan losses. This analysis includes review of historical charge-off rates for loan categories, fluctuations and trends in the amount of classified loans and economic factors. Current economic factors and trends in risk ratings are considered in the determination and allocation of the allowance for loan losses. The allowance for loan losses at September 30, 2005 and December 31, 2004 represented 1.24% and 1.18%, respectively, of the total loans outstanding, net of unearned interest.
Set forth below is an analysis of Omega’s non-performing loans as of Sept 30, 2005 as compared to December 31, 2004.

Non-performing Loans
(Dollars in thousands)

	September 30,	December 31,
	2005	2004
Non-accrual loans	$7,006	$5,220
Accruing loans past due 90 days or more	2,452	2,667
Restructured loans	215	220

Total non-performing loans	$9,673	$8,107

Non-performing loans as percent of allowance	63.6%	51.8%
The increase of $1,566,000 in non-performing loans from December 31, 2004 to September 30, 2005 was due primarily to the increase in non-accrual loans. In the third quarter, a large commercial loan relationship with outstanding loans of over $2.4 million was placed on non-accrual status. Loans in this relationship have been allocated a specific loan loss reserve as of September 30, 2005.

4.	Deposits and Other Sources of Funds

Deposits provide the primary source of funding for loans and investment securities. As of September 30, 2005, total deposits decreased by $54,232,000 as compared to December 31, 2004. The majority of this decrease is the result of a planned reduction in public funds acquired as part of the Sun merger. As of September 30, 2005, non-interest bearing deposits increased by $9,445,000, or 4.1% and interest bearing accounts decreased by $63,677,000, or 5.0% when compared to December 31, 2004.

Borrowed funds are used as an additional source of funding for loans and investment securities. As of September 30, 2005, Omega had short-term borrowings (maturities within one year) in the amount of $107,798,000 as compared to $90,259,000 at December 31, 2004, representing an increase of $17,539,000, or 19.4%.

Long-term debt was $26,614,000 at September 30, 2005 compared to $99,579,000 at December 31, 2004. The decrease was due primarily to the early extinguishment of FHLB debt acquired through the merger with Sun. Approximately $55 million of FHLB debt was repaid in the first quarter of 2005, giving rise to a $1,043,000 gain from the early extinguishment of debt. Additionally, long-term debt that had originated due to cash needs from the Sun merger in the amount of $12,000,000 was repaid in the second quarter of 2005.

The balance of junior subordinated debt was $56,816,000 and $57,190,000 at September 30, 2005 and December 31, 2004, respectively.

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

At September 30, 2005, Omega and Omega Bank, its banking subsidiary, each met the regulatory definition of a “well capitalized” financial institution, i.e., a leverage ratio exceeding 5%, Tier 1 capital exceeding 6% and total capital exceeding 10%.

6.	Share Repurchase Program

In April of 2005, the Board of Directors approved a new share repurchase program to begin immediately, authorizing management to buy back up to 10% of Omega’s outstanding common stock. At that time, there were 12,610,951 common shares outstanding with 1,261,095 shares eligible to be repurchased. This program will remain in effect through December 31, 2005, or until the 10% limit is reached; however, the Board of Directors may discontinue it at any time. As of September 30, 2005, 30,569 shares have been repurchased in conjunction with this program, at an average cost of $29.06 per share.
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
Item 4. CONTROLS AND PROCEDURES
Quarterly evaluation of the Company’s Disclosure Controls and Internal Controls
The Corporation’s management, with the participation of its chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of September 30, 2005. Based on that evaluation, the Corporation’s chief executive officer and chief financial officer concluded that the Corporation’s disclosure controls and procedures were effective in reaching a reasonable level of assurance that management is alerted to material information relating to the Corporation during the period when the Corporation’s periodic reports are being prepared.
During the quarter ended September 30, 2005, there has not occurred any change in the Corporation’s internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.
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

PART II. Other Information
Item 1. Legal Proceedings
None of a material nature.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
In April of 2005, the Board of Directors approved a new share repurchase program to begin immediately, authorizing management to buy back up to 10% of Omega’s outstanding common stock. At that time, there were 12,610,951 common shares outstanding with 1,261,095 shares eligible to be repurchased. This program will remain in effect through December 31, 2005, or until the 10% limit is reached; however, the Board of Directors may discontinue it at any time. As of September 30, 2005, 30,569 shares have been repurchased in conjunction with this program, at an average cost of $29.06 per share. The shares purchased in the third quarter are as follows:

				(d) Maximum Number
			(c) Total Number of	(or Approximate
			Shares (or Units)	Dollar Value) of
			Purchased as Part	Shares (or Units)
	(a) Total Number of	(b) Average Price	of Publicly	that May Yet Be
	Shares (or Units)	Paid per Share (or	Announced Plans or	Purchased Under the
Period	Purchased	Unit)	Programs	Plans or Programs
July 1, 2005 to July 31, 2005	—	—	—	1,252,295

August 1, 2005 to August 31, 2005	—	—	—	1,252,295

September 1, 2005 to September 30, 2005	21,769	$28.84	21,769	1,230,526

Total	21,769	$28.84	21,769	1,230,526
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

OMEGA FINANCIAL CORPORATION

(Registrant)

November 9, 2005	By:	/s/ David B. Lee

Date		David B. Lee
Chairman and Chief Executive Officer

November 9, 2005		/s/ Daniel L. Warfel

Date		Daniel L. Warfel
Executive Vice President and Chief Financial Officer