Form 10-K
period 2005-12-31
OMEGA FINANCIAL CORP /PA/
filed 2006-03-16
CIK 705671

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)

      |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the fiscal year ended December 31, 2005

      or

      |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ______________ to ______________

                         Commission file number 0-13599

                           Omega Financial Corporation
             (Exact name of registrant as specified in its charter)

              Pennsylvania                              25-1420888
    (State or other jurisdiction of         (I.R.S. Employer Identification No.)
     incorporation or organization)

   366 Walker Drive, State College, PA                    16801
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code: (814) 231-7680

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $5.00

      Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act Yes |_| No |X|

      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes |_| No |X|

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or an non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12-b-2 of the Exchange Act. (Check one):

      Large accelerated filer |_|               Accelerated filer  |X|

                            Non-accelerated filer  |_|

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes |_| No |X|

      The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold on June 30, 2005, the last business day of the registrant's most recently completed second fiscal quarter was $357,819,244. (1)

         There were 12,687,771 shares of the registrant's common stock outstanding as of February 22, 2006.

DOCUMENTS INCORPORATED BY REFERENCE

(Specific sections incorporated by reference are identified under applicable items herein)

      Certain portions of the Company's Annual Report to Shareholders for the year ended December 31, 2005 are incorporated by reference in Part II of this Report.

      With the exception of the information incorporated by reference in Part II of this Report, the Company's Annual Report to Shareholders for the year ended December 31, 2005 is not to be deemed to be incorporated herein or "filed" with the Securities and Exchange Commission for any purpose.

      Certain portions of the Company's Proxy Statement to be filed in connection with its 2006 Annual Meeting of Shareholders are incorporated by reference in Part III of this Report; provided, however, that the Compensation Committee Report, the Audit Committee Report and the graph showing performance of the Company's stock and any other information in such Proxy Statement that is not required to be included in this Annual Report on Form 10-K, shall not be deemed to be incorporated herein or "filed" with the Securities and Exchange Commission for any purpose.

----------
(1) The aggregate dollar amount of the voting stock set forth equals the number of shares of the registrant's common stock outstanding, reduced by the amount of common stock held by officers, directors, shareholders owning in excess of 10% of the registrant's common stock and the registrant's employee benefit plans multiplied by the last reported sale price for the registrant's common stock on June 30, 2005, the last business day of the registrant's most recently completed second fiscal quarter. The information provided shall in no way be construed as an admission that any officer, director or more than 10% shareholder of the registrant, or any employee benefit plan, may be deemed an affiliate of the registrant or that such person or entity is the beneficial owner of the shares reported as being held by such person or entity, and any such inference is hereby disclaimed. The information provided herein is included solely for record keeping purposes of the Securities and Exchange Commission.

                           OMEGA FINANCIAL CORPORATION
                           ANNUAL REPORT ON FORM 10-K
                                DECEMBER 31, 2005

                                TABLE OF CONTENTS

PART I

Item 1.     Business                                                           4

Item 1A.    Risk Factors                                                      11

Item 1B.    Unresolved Staff Comments                                         15

Item 2.     Properties                                                        16

Item 3.     Legal Proceedings                                                 19

Item 4.     Submission of Matters to a Vote of Security Holders               19

Item 4.1    Executive Officers of the Registrant                              19

PART II

Item 5.     Market for Common Equity, Related Shareholder Matters
            and Issuer Purchases of Equity Securities                         20

Item 6.     Selected Financial Data                                           20

Item 7.     Management's Discussion and Analysis
            of Financial Condition and Results of Operation                   21

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk        21

Item 8.     Financial Statements and Supplementary Data                       21

Item 9.     Changes in and Disagreements with Accountants
            on Accounting and Financial Disclosure                            21

Item 9A.    Controls and Procedures                                           21

Item 9B.    Other Information                                                 22

PART III

Item 10.    Directors and Executive Officers of the Registrant                22

Item 11.    Executive Compensation                                            22

Item 12.    Security Ownership of Certain Beneficial Owners and
            Management and Related Stockholder Matters                        23

Item 13.    Certain Relationships and Related Transactions                    24

Item 14.    Principal Accountant Fees and Services                            24

PART IV

Item 15.    Exhibits, Financial Statement Schedules                           24

Signatures                                                                    27

Exhibit Index                                                                 29

FORWARD LOOKING STATEMENTS

The information contained in this annual report on Form 10-K contains forward looking statements (as such term is defined in the Securities Exchange Act of 1934 and the regulations thereunder), including without limitation, statements as to the future loan and deposit volumes, the allowance and provision for possible loan losses, future interest rates and their effect on financial condition or results of operations of Omega Financial Corporation ("Omega"), the classification of Omega's investment portfolio and other statements which are not historical facts or as to trends or management's intentions, plans, beliefs, expectations or opinions. Such forward looking statements are subject to risks and uncertainties and may be affected by various factors which may cause actual results to differ materially from those in the forward looking statements including without limitation, the effect of economic conditions and related uncertainties, the effect of interest rate changes and loan losses on Omega, federal and state government regulation, competition and other risk factors described in Item 1A of Omega's Annual Report on Form 10-K for the fiscal year ended December 31, 2005, a copy of which may be obtained from Omega upon request and without charge (except for the exhibits thereto). Omega undertakes no obligation to update or revise any forward-looking statement.

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

      Peoples was incorporated on June 24, 1982 and became an active bank holding company on December 7, 1982 through the acquisition of all of the outstanding shares of Peoples National Bank of Central Pennsylvania ("Peoples Bank"). Heritage was incorporated on June 21, 1982 and became an active bank holding company on December 31, 1982 through the acquisition of all of the outstanding shares of The Russell National Bank ("Russell Bank"). As a result of the merger of Heritage into Peoples, Omega became the holding company for both Peoples Bank and Russell Bank. On January 28, 1994, Penn Central Bancorp, Inc. ("Penn Central"), a bank holding company, merged into Omega. As a result of the merger of Penn Central into Omega, Omega became the holding company for Penn Central's five wholly-owned subsidiaries: Penn Central National Bank ("Penn Central Bank"), Hollidaysburg Trust Company ("Hollidaysburg"), the First National Bank of Saxton ("Saxton Bank"), Penn Central Bancorp Life Insurance Company and Penn Central Bancorp Investment Company. On February 18, 1995, Saxton Bank merged into Penn Central Bank and on March 18, 1995, Peoples Bank and Russell Bank merged to form Omega Bank N.A. (the "Bank"). On August 1, 1995, Omega acquired all of the outstanding shares of Montour Bank ("Montour"). On December 31, 1996, Montour was merged into the Bank. In 1999, Omega sold all the assets and liabilities of Montour Bank. On October 20, 2001, Hollidaysburg and Penn Central Bank were merged into Omega Bank.

      On October 1, 2004, Sun Bancorp, Inc. ("Sun"), a bank holding company was merged into Omega. On that same date, Sun's banking subsidiary, Sun Bank, was merged into Omega Bank. In connection with the Sun merger, the Company issued a total of 4,117,116 shares of its common stock, and paid a total of $35,921,000 to the former shareholders of Sun. Also as a result of this merger, Omega acquired Sun's wholly-owned subsidiaries: Beacon Life Insurance Company, Sun Bancorp Statutory Trust I, Sun Investment Services, Inc., SUBI Services, Inc., Mid-Penn Insurance Associates, Bank Capital Services Corporation and Sentry Trust Company. The Company currently has one banking subsidiary, Omega Bank, and its current non-banking subsidiaries consist of Central Pennsylvania Life Insurance Company, Central Pennsylvania Investment Company, Omega Insurance Agency, Inc., Omega Financial Company LLC, Central Pennsylvania Leasing, Inc., Central Pennsylvania Real Estate, Inc., Beacon Life Insurance Company, Sun Investment Services, Inc., SUBI Services, Inc., Mid-Penn Insurance Associates, Bank Capital Services Corporation and Sentry Trust Company. The Company also owns two subsidiaries that are unconsolidated: Omega Financial Capital Trust 1 and Sun Bancorp Statutory Trust I. Unless the context otherwise requires, the "Company" refers to Omega Financial Corporation and its consolidated subsidiaries and the "Bank" refers to the Company's banking subsidiary.

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

      As of December 31, 2005, the Bank operated an aggregate of 93 automated teller machines (ATMs) at various locations. The Bank is a member of the First Data/Star System and the "Plus System." The First Data/Star and Plus Systems operate nationwide.

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

      On January 14, 1988, the Company formed Central Pennsylvania Leasing, Inc., for the purpose of leasing of personal property and real estate. Central Pennsylvania Leasing Inc. is not currently an active subsidiary.

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

      In commercial transactions, the Company believes that the Bank's legal lending limit to a single borrower (approximately $30,305,000 as of December 31, 2005) enables it to compete effectively for the business of small and mid-sized businesses. However, this legal lending limit is considerably lower than that of various competing institutions and thus may act as a constraint on the Bank's effectiveness in competing for financings in excess of the limit.

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

      Other competitors, including credit unions, consumer finance companies, insurance companies, and money market mutual funds, compete with certain lending and deposit gathering services offered by the Bank. The Bank also competes with insurance companies, investment-counseling firms, mutual funds and other business firms and individuals in corporate and trust investment management services.

      As a result of the repeal of the Glass-Steagall Act, which separated the commercial and investment banking industries, all banking organizations are facing increased competition. See "Supervision and Regulation - Gramm-Leach-Bliley Act".

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

      Satisfactory financial condition, particularly with regard to capital adequacy, and satisfactory Community Reinvestment Act ("CRA") ratings are generally prerequisites to obtaining federal regulatory approval to make acquisitions and open branch offices. As of December 31, 2005, the Bank was rated "satisfactory" under the CRA and it was a "well-capitalized" bank as defined by the Federal Deposit Insurance Corporation ("FDIC").

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

      Under the CRA, a bank has a continuing and affirmative obligation, consistent with its safe and sound operation, to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the applicable regulatory agency to assess an institution's record of meeting the credit needs of its community. The CRA requires public disclosure of an institution's CRA rating and requires that the applicable regulatory agency provide a written evaluation of an institution's CRA performance utilizing a four-tiered descriptive rating system. An institution's CRA rating is considered in determining whether to grant charters, branches and other deposit facilities, relocations, mergers, consolidations and acquisitions. Performance less than satisfactory may be the basis for denying an application. For its most recent examinations, the Bank received a "satisfactory" rating.

      Omega Bank is a member of the FDIC and a member of the Federal Reserve System and, therefore, is subject to additional regulation by these agencies. Some of the aspects of the lending and deposit business of the Bank that are regulated by these agencies include personal lending, mortgage lending and reserve requirements.

      The operations of the Bank are also subject to numerous Federal, state and local laws and regulations which set forth specific restrictions and procedural requirements with respect to interest rates on loans, the extension of credit, credit practices, the disclosure of credit terms and discrimination in credit transactions. The Bank also is subject to certain limitations on the amount of cash dividends that it can pay. See Note 24 of Notes to the Company's Consolidated Financial Statements, contained in the Company's 2005 Annual Report to Shareholders filed as Exhibit 13.1. The Bank's recently acquired subsidiary, Sentry Trust Company, is a Pennsylvania non-depository trust company, which is also subject to regulations and periodic examination by the Pennsylvania Department of Banking.

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

      Federal Banking Agencies have broad powers to take corrective action to resolve problems of insured depository institutions. The extent of these powers depends upon whether the institutions in question are "well capitalized," "adequately capitalized," "under capitalized", "significantly undercapitalized," or "critically undercapitalized." As of December 31, 2005, the Bank was a "well-capitalized" bank as defined by the FDIC.

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

      The rules governing the regulation of financial services institutions and their holding companies are very detailed and technical. Accordingly, the above discussion is general in nature and does not propose to be complete or to describe all the laws and regulations that apply to Omega and its subsidiaries.

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

EMPLOYEES

      As of December 31, 2005, the Company had a total of 675 full-time employees and 120 part-time employees.

ADDITIONAL INFORMATION

      We file annual, quarterly and current reports, proxy statements and other information with the SEC. So long as we are subject to the SEC's reporting requirements, we will continue to furnish the reports and other required information to the SEC.

      You may read and copy any reports, statements and other information we file at the SEC's Public Reference Room at 100 F. Street, N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the operations of the Public Reference Room. Our SEC filings are also available on the SEC's Internet site (http://www.sec.gov).

      The Company's common stock is traded on the NASDAQ National Market under the symbol "OMEF." You may also read reports, proxy statements and other information we file at the offices of the National Association of Securities Dealers, Inc., 1735 K Street, N.W., Washington, DC 20006.

      The Company's Internet address is www.omegafinancial.com. We make available free of charge on www.omegafinancial.com our annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

      In addition, we will provide the shareholders, at no cost, paper or electronic copies of our reports and other filings made with the SEC (except for exhibits). Requests should be directed to David N. Thiel, Corporate Secretary, 366 Walker Drive, State College, PA 16801.

      The information on the websites listed above, is not and should not be considered to be part of this annual report on Form 10-K and is not incorporated by reference in this document

Item 1A. Risk Factors

      Unless the context indicates otherwise, all references to "we," "us," "our" in this subsection "Risk Factors" refer to the Company and the Bank. You should carefully consider the risks described below as well as elsewhere in this Annual Report on Form 10-K. If any of the risks actually occur, our business, financial condition or results of future operations could be materially adversely affected. This Annual Report on Form 10-K contains forward-looking statements that involve risk and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of many factors, including the risks faced by us described below and elsewhere in this Annual Report on Form 10-K.

      We may be adversely affected by changes in economic and political conditions and by governmental monetary and fiscal policies.

      The commercial banking industry is affected, directly and indirectly, by local, domestic, and international economic and political conditions, and by governmental monetary and fiscal policies. Conditions such as inflation, recession, unemployment, volatile interest rates, tight money supply, real estate values, international conflicts and other factors beyond our control may adversely affect our potential profitability. Economic downturns may adversely affect loan demand and could result in the delinquency of outstanding loans. We do not expect any one particular factor to materially affect our results of operations. However, downtrends in several areas, including real estate, construction and consumer spending, could have a material adverse impact on our ability to remain profitable.

      Changes in interest rates could adversely affect our financial condition and results of operations.

      The operations of financial institutions, such as us, are dependent to a large degree on net interest income, which is the difference between interest income from loans and investments and interest expense on deposits and borrowings. Our net interest income is significantly affected by market rates of interest that in turn are affected by prevailing economic conditions, by the fiscal and monetary policies of the federal government and by the policies of various regulatory agencies. At December 31, 2005, total interest earning assets maturing or re-pricing within one year exceeded total interest bearing liabilities maturing or re-pricing during the same time period by $10,895,000, representing a cumulative one-year sensitivity ratio of 1.02. Simulation of interest rate changes suggests that if interest rates immediately decreased 100 basis points, our net interest income would likely decrease 2.73% over the next twelve months. Like all financial institutions, our balance sheet is affected by fluctuations in interest rates. We closely monitor the sensitivity of our net interest income to changes in interest rates and attempt to limit the variability. We attempt to manage such risk by modifying investment, lending, funding or pricing strategies. Volatility in interest rates can also result in disintermediation, which is the flow of funds away from financial institutions into direct investments, such as US Government and corporate securities and other investment vehicles, including mutual funds, which, because of the absence of federal insurance premiums and reserve requirements, generally pay higher rates of return than financial institutions.

      Most of our loans are secured by real estate located in our market area. If there is a downturn in our real estate market, these borrowers may default on their loans and we may not be able to fully recover our loans.

      A downturn in the real estate market could hurt our business because most of our loans are secured by real estate. As of December 31, 2005, approximately 71.4% of the book value of our loan portfolio consisted of loans collateralized by various types of real estate. Substantially all of our real property collateral is located in Central and Northeastern Pennsylvania. Real estate values and real estate markets are generally affected by changes in national, regional or local economic conditions, fluctuations in interest rates and the availability of loans to potential purchasers, changes in tax laws and other governmental statutes, regulations and policies and acts of nature. If real estate prices decline, the value of real estate collateral securing our loans could be reduced. Our ability to recover on defaulted loans by foreclosing and selling the real estate collateral would then be diminished and we would be more likely to suffer losses on defaulted loans. Any such downturn could have a material adverse effect on our business, financial condition and results of operations.

      We are exposed to risk of environmental liabilities with respect to properties to which we take title.

      In the course of our business, we may foreclose and take title to real estate, and could be subject to environmental liabilities with respect to these properties. We may be held liable to a governmental entity or to third parties for property damage, personal injury, investigation and clean-up costs incurred by these parties in connection with environmental contamination, or may be required to investigate or clean up hazardous or toxic substances, or chemical releases at a property. The costs associated with investigation or remediation activities could be substantial. In addition, if we are the owner or former owner of a contaminated site, we may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from the property. If we become subject to significant environmental liabilities, our business, financial condition, results of operations and cash flows could be materially adversely affected.

      The geographic concentration of our operations in Central and Northeastern Pennsylvania makes our business highly susceptible to local economic conditions, and an economic downturn or recession in Pennsylvania may adversely affect our ability to operate profitably.

      Unlike larger banking organizations that are more geographically diversified, our operations are currently concentrated in Central and Northeastern Pennsylvania. In addition, almost all of our loans have been made to borrowers located in this area. As a result of this geographic concentration in the Pennsylvania market, our financial results depend largely upon economic conditions in this market area. A deterioration or recession in economic conditions in this market could result in one or more of the following:

      o     an increase in loan delinquencies;

      o     an increase in problem assets and foreclosures;

      o     a decrease in the demand for our products and services; and

      o a decrease in the value of collateral for loans, especially real estate, and reduction in the customers' borrowing power.

      Any of the foregoing factors may adversely affect our ability to operate profitably.

      We are subject to federal and state regulation and the monetary policies of the Federal Reserve Board. Such regulation and policies can have a material adverse effect on our earnings and prospects.

      Our operations are heavily regulated and will be affected by present and future legislation and by the policies established from time to time by various federal and state regulatory authorities. In particular, the monetary policies of the Federal Reserve Board have had a significant effect on the operating results of banks in the past, and are expected to continue to do so in the future. Among the instruments of monetary policy used by the Federal Reserve Board to implement its objectives are changes in the discount rate charged on bank borrowings and changes in the reserve requirements on bank deposits. It is not possible to predict what changes, if any, will be made to the monetary polices of the Federal Reserve Board or to existing federal and state legislation or the effect that such changes may have on our future business and earnings prospects.

      We have established an allowance for loan losses based on our management's estimate. Actual losses could differ significantly from those estimates. If the allowance is not adequate, it could have a material adverse effect on our earnings and the price of our stock.

      We have established an allowance for loan losses which management believes to be adequate to offset probable losses on our existing loans. At December 31, 2005, we allocated $1,500,000 of the loan loss reserve to one large commercial borrower who was in performing status but had been experiencing cash flow problems. We estimated and provided for known exposures for this $20,000,000 loan; however evaluations of the credit continue. Because there is no precise method of estimating loan losses, our ongoing analysis of loan losses may cause our estimates to change in the future and, therefore, actual losses resulting from our loans may differ materially from our initial estimates. Moreover, there can be no assurance that any future declines in real estate market conditions, general economic conditions or changes in regulatory policies will not require us to increase our allowance for loan losses with respect to the $20,000,000 loan described above or other loans in our portfolio. Any increase in the allowance for loan losses will reduce our earnings and may adversely affect the price of our common stock.

      Competition with a number of local, regional and national financial institutions for customers could adversely affect our profitability.

      We face strong competition from other banks, savings institutions and other financial institutions that have branch offices or otherwise operate in our market area, as well as many other companies now offering a range of financial services. Many of these competitors have substantially greater financial resources and larger branch systems than we do. In addition, many of our competitors have higher legal lending limits than we do. Particularly intense competition exists for sources of funds including savings and retail time deposits and for loans, deposits and other services that we offer. During the past several years, significant legislative attention has been focused on the regulation and deregulation of the financial services industry. Non-bank financial institutions, such as securities brokerage firms, insurance companies and money market funds, have been permitted to engage in activities that compete directly with traditional bank business. Competition with various financial institutions could hinder our ability to maintain profitable operations and grow our business.

      Our information systems may experience an interruption or breach in security, which could result in a loss of business.

      We rely heavily on communications and information systems to conduct our business. While we have policies and procedures designed to prevent or limit the effect of the failure, interruption or security breach of our information systems, there can be no assurance that failures, interruptions or security breaches will not occur or, if they do occur, that they will be adequately addressed. Any failure, interruption or breach in security of these systems could result in failures or disruptions in our customer relationship management, general ledger, deposit, loan and other systems. The occurrence of any failures, interruptions or security breaches of our information systems could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on our financial condition and results of operations. We depend on third-party providers for many of our systems and if these providers experience financial, operational or technological difficulties, or if there is any other disruption in our relationships with them, we may be required to locate alternative sources of such services, and we cannot assure you that we would be able to negotiate terms that are as favorable to us, or could obtain services with similar functionality as found in our existing systems without the need to expend substantial resources, if at all.

      We continually encounter technological change, and, if we are unable to develop and implement efficient and customer friendly technology, we could lose business.

      The banking industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs. Our future success depends, in part, upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in our operations. Many of our competitors have substantially greater resources to invest in technological improvements. Such technology may permit competitors to perform certain functions at a lower cost than us. There can be no assurance that we will be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our customers. Failure to successfully keep pace with technological change affecting the financial services industry could have a material adverse impact on our business and, in turn, our financial condition and results of operations.

      There can no assurance that we will continue to pay dividends in the future.

      Although we expect to continue our policy of regular quarterly dividend payments, this dividend policy will be reviewed periodically in light of future earnings, regulatory restrictions and other considerations. No assurance can be given, therefore, that cash dividends on common stock will be paid in the future at the same rate or at all.

      An investment in our common stock is not insured against loss.

      Investments in the shares of our common stock are not deposits insured against loss by the FDIC or any other entity. As a result, you may lose some or all of your investment.

      There is not presently an active market for shares of our common stock, and, therefore, you may be unable to sell any shares of common stock in the event that you need a source of liquidity.

      Although our common stock is listed on the NASDAQ National Market System, the trading in our common stock has substantially less liquidity than the trading in the securities of many other companies listed on that market. A public trading market in the securities having the desired characteristics of depth, liquidity and orderliness depends on the presence in the market of willing buyers and sellers of our securities at any time. This presence depends on the individual decisions of investors and general economic and market conditions over which we have no control. There can be no assurance that a regular and active market for our common stock will develop in the foreseeable future. In the event an active market for the securities does not develop, you may be unable to resell your shares of common stock at or above the price you pay for them or at any price.

      Our success depends on members of our senior management team and if we are not able to retain them, it could have a materially adverse effect on us.

      We are highly dependent upon the continued services and experience of our senior management team. We depend on the services of our senior management team to, among other things, continue the development and implementation of our strategies, and maintain and develop our client relationships.

      "Anti-takeover" provisions may make it more difficult for a third party to acquire control of us, even if the change in control would be beneficial to shareholders.

      Our charter presently contains certain provisions which may be deemed to be "anti-takeover" and "anti-greenmail" in nature in that such provisions may deter, discourage or make more difficult the assumption of control of us by another corporation or person through a tender offer, merger, proxy contest or similar transaction or series of transactions. For example, our charter provides that our board of directors may issue up to 5,000,000 shares of preferred stock without shareholder approval. In addition, we have a classified board, with each board member serving a staggered three-year term. Directors may be removed only with the approval of the holders of at least 75 percent of our common stock. The overall effects of the "anti-takeover" and "anti-greenmail" provisions may be to discourage, make more costly or more difficult, or prevent a future takeover offer, prevent shareholders from receiving a premium for their securities in a takeover offer, and enhance the possibility that a future bidder for control of us will be required to act through arms-length negotiation with the board of directors.

Item 1B. Unresolved Staff Comments

      The Company, like other issuers, from time to time receives written comments from the staff of the SEC regarding it's periodic or current reports under the Securities Exchange Act of 1934. There are no comments that remain unresolved that the Company received not less than 180 days before the end of its fiscal year to which this report relates.

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

      Omega Bank

                  117 South Allen Street, State College, PA (Main Office) (ATM) 222 South Allen Street, State College, PA (ATM)
                  1480 East College Ave., State College, PA (ATM)
                  2591 Park Center Boulevard, State College, PA (ATM)
                  137 North Allegheny Street, Bellefonte, PA (ATM)
                  Fourth and Olive Streets, Snow Shoe, PA
                  121 W. Main Street, Rebersburg, PA
                  101 E. Main Street, Millheim, PA
                  400 East Boal Avenue, Boalsburg, PA (ATM)
                  100 High Street, Port Matilda, PA (ATM)
                  Main and Mill Streets, Loganton, PA
                  201 Mill Street, Milesburg, PA
                  32 East Market St., Lewistown, PA   (ATM)
                  1250 West Fourth St., Lewistown, PA
                  111 North Logan Blvd., Burnham, PA (ATM)
                  Main and Juniata Streets, Mifflin, PA
                  Main and Mill Streets, Thompsontown, PA
                  10 Carriage House Lane, Reedsville, PA  (ATM)
                  109 East Main Street, Allensville, PA
                  Route 522 North, Lewistown, PA (ATM only)
                  366 Walker Drive, State College, PA  (ATM Only)
                  218 - 224 Allegheny Street, Hollidaysburg, PA
                  113 West Allegheny Street, Martinsburg, PA (ATM)
                  215 High Street, Williamsburg, PA
                  1567 East Pleasant Valley Boulevard, Altoona, PA (ATM)
                  430 East 25th Avenue, Altoona, PA (ATM)
                  431 Penn Street, Huntingdon, PA
                  16-20 East Shirley Street, Mount Union, PA (ATM)
                  Main Street, Alexandria, PA
                  Route 26, James Creek, PA
                  911 Church Street, Saxton, PA
                  8th and Main Street, Saxton, PA (ATM only)
                  14th and Moore Streets, Huntingdon, PA (ATM)
                  2 South Market Street, Selinsgrove, PA (ATM)
                  200 Susquehanna Trail, Selinsgrove, PA (ATM)
                  Market and Plum Streets, New Berlin, PA (ATM)
                  11 South Second Street, Sunbury, PA (ATM)
                  Route 522 and Dock Hill Road, Middleburg, PA (ATM)
                  300 Main Street, Watsontown, PA (ATM)
                  96 Duke Street, Northumberland, PA (ATM)
                  311 Market Street, Lewisburg, PA (ATM)
                  40 Bellefonte Avenue, Lock Haven, PA (ATM)
                  349 Main Street, Mill Hall, PA (ATM)
                  10 South Market Street, Shamokin, PA (ATM)
                  36 East Main Street, Nanticoke, PA (ATM)
                  46 South Mountain Boulevard, Mountain Top, PA (ATM)
                  2378 State Route 118, Hunlock Creek, PA (ATM)
                  639 South Main Street, Wilkes Barre, PA (ATM)

                  120 Highland Park Boulevard, Wilkes Barre, PA (ATM) 51 South Front Street, Steelton, PA (ATM)
                  1100 Spring Garden Drive, Middletown, PA (ATM)
                  90 Maynard Street, Williamsport, PA (ATM)
                  2131 West Fourth Street, Williamsport, PA (ATM)
                  3155 Lycoming Creek Road, Williamsport, PA (ATM Only) 2 South Main Street, Hughesville, PA (ATM)
                  301 Broad Street, Montoursville, PA (ATM)
                  1110 East Simpson Street, Mechanicsburg, PA (ATM)

      The Bank operates branch offices and ATMs at the following locations that are leased by the Company. The leases for these properties have expiration dates ranging from 2006 to 2024.

         Branches
                  460 Westerly Parkway, State College, PA (ATM)
                  1811 South Atherton Street, State College, PA (ATM)
                    building owned, land leased.
                  1667 North Atherton Street, State College, PA  (ATM)
                    building owned, land leased.
                  366 East College Avenue, State College, PA  (ATM)
                  Routes 45 and 144, Centre Hall, PA (ATM) building owned,
                    land leased.
                  520 Third Avenue, Duncansville, PA (ATM)
                  3014 Pleasant Valley Boulevard, Altoona, PA  (ATM)
                  98 Nason Drive, Roaring Spring, PA  (ATM)
                  5812 Sixth Avenue, Altoona, PA (ATM) building owned, land
                    leased.
                  1402 Logan Avenue, Tyrone, PA (ATM) building owned, land
                    leased.
                  Morrison's Cove Home, 429 South Market Street, Martinsburg, PA Westminster Woods, 360 Westminster Woods Drive, Huntingdon, PA Foxdale Village, 500 Marylyn Avenue, State College, PA
                  205 Park Place, Bellefonte, PA (ATM)
                  5th and Penn Streets, Huntingdon, PA (ATM)
                  141 Plaza 15, Lewisburg, PA (ATM)
                  814 Westminster Drive, Williamsport, PA (ATM)

         ATMs
                  Weis Shopping Plaza, Mifflintown, PA
                  414 East College Avenue, State College, PA
                  Interstate 80 Exit 147 and Route 144, Snow Shoe, PA
                  Martin General Store, Route 22, Alexandria, PA
                  Martin General Store, 300 High Street, Williamsburg, PA Service Mart of Mifflin, 2 Mowery Street, Mifflin, PA
                  Ingram's Market, Interstate 80 Exit 185, Rt. 477, Loganton, PA A Plus Convenience Store, 522 Allegheny St., Hollidaysburg, PA Lewistown Hospital, 400 Highland Ave., Lewistown, PA
                  Wal-Mart, Route 522, Lewistown, PA
                  2 South Market Street, Selinsgrove, PA
                  284 Hogan Boulevard, Lock Haven, PA
                  Dunkin' Donuts, Route 11, Bloomsburg, PA
                  108 West Pine Street, Selinsgrove, PA
                  Weis Markets, 700 Broad Street, Selinsgrove, PA
                  1 College Avenue, Williamsport, PA
                  Dunkin' Donuts, Routes 11 and 15, Hummel's Wharf, PA
                  Dunkin' Donuts, Route 15, Lewisburg, PA
                  Susquehanna University, Selinsgrove, PA
                  Variety Stop, 15 East Main Street, Glen Lyon, PA
                  Beer Super, 485 Scott Street, Wilkes Barre, PA
                  Pump N Pantry, Routes 118 and 29, Hunlock Creek, PA
                  CSIU, 90 Lawton Lane, Milton, PA
                  Brodart, 500 Arch Street, Williamsport, PA
                  Pump N Pantry, Montrose, PA

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

Other

      The Company also leases buildings and/or office space for several of its subsidiaries including: Fulton County, Greencastle, and Emporium, PA offices for Sentry Trust Company; Pittston offices for Bank Capital Services Corporation; and Sunbury and Shamokin Dam, PA offices for Mid-Penn Insurance Associates.

      The Bank leases office space in Bedford, PA for a Trust Services office.

Item 3: Legal Proceedings

      The Company and the Bank are involved in various legal proceedings incidental to their business. Neither the Company, the Bank nor any of their properties are subject to any material legal proceedings, nor are any such proceedings known to be contemplated by any governmental authority.

Item 4: Submission of Matters to a Vote of Security Holders

      None

Item 4.1: Executive Officers of the Registrant

      Set forth below is certain information concerning the executive officers of the Company who are not directors.

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

       Name          Age                         Position
       ----          ---                         --------

Daniel L. Warfel     59        Executive  Vice  President  and  Chief  Financial
                               Officer of the Company since 1987; Executive Vice
                               President of Omega Bank since 1983.

David N. Thiel       62        Senior Vice President and Corporate  Secretary of
                               the Company since 1987; Vice President, Secretary and Cashier of Omega Bank since 1973.

PART II

Item 5: Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

      Incorporated by reference from the section entitled "Common Stock Market Prices and Dividends" in the Company's Annual Report to Shareholders for the year ended December 31, 2005 attached hereto as exhibit 13.1.

      The Company did not sell any equity securities during 2005 that were not registered under the Securities Act of 1933.

      For information concerning Omega's Equity Compensation Plans, see "Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters".

      In April of 2005, the Board of Directors approved a new share repurchase program to begin immediately, authorizing management to buy back up to 10% of Omega's outstanding common stock. At that time, there were 12,610,951 shares of common stock outstanding with 1,261,095 shares eligible to be repurchased. This program remained in effect through December 31, 2005. At December 31, 2005, 67,069 shares were repurchased in conjunction with this program, at an average cost of $27.78 per share. The shares purchased in the fourth quarter were as follows:

     -------------------------------------------------------------------------------------------------------
                                                                                          (d) Maximum
                                                                (c) Total Number           Number (or
                                                                  of Shares (or        Approximate Dollar
                                 (a) Total                      Units) Purchased      Value) of Shares (or
                                 Number of      (b) Average        as Part of         Units) that May Yet
                                 Shares (or     Price Paid          Publicly           Be Purchased Under
                                   Units)      per Share (or   Announced Plans or         the Plans or
            Period               Purchased         Unit)            Programs                Programs
     -------------------------------------------------------------------------------------------------------
     October 1, 2005 to            36,500         $26.71             36,500                1,194,026
     October 31, 2005
     -------------------------------------------------------------------------------------------------------
     November 1, 2005 to               --             --                 --                1,194,026
     November 30, 2005
     -------------------------------------------------------------------------------------------------------
     December 1, 2005 to                                                                   1,194,026
     December 31, 2005
     -------------------------------------------------------------------------------------------------------
     Total                         36,500         $26.71             36,500                1,194,026
     -------------------------------------------------------------------------------------------------------

      On January 23, 2006 the Board of Directors of Omega approved a new share repurchase program authorizing the buy back of up to 10% of Omega's outstanding common stock. At that time there were 12,604,477 common shares outstanding with 1,260,447 shares eligible to be repurchased. The program will remain in effect until the 10% limit is reached; however, it may be discontinued at any time by the Board of Directors.

Item 6: Selected Financial Data

      Incorporated by reference from the section entitled "Selected Financial Data" in the Company's Annual Report to Shareholders for the year ended December 31, 2005 attached hereto as exhibit 13.1.

Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations

      Incorporated by reference from the sections entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report to Shareholders for the year ended December 31, 2005 attached hereto as exhibit 13.1.

Item 7A: Quantitative and Qualitative Disclosures about Market Risk

      Incorporated by reference from the sections entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations - Market Risk" in the Company's Annual Report to Shareholders for the year ended December 31, 2005 attached hereto as exhibit 13.1.

Item 8: Financial Statements and Supplementary Data

      Incorporated by reference from the Company's Consolidated Financial Statements and the Notes to Consolidated Financial Statements thereto included in the Company's Annual Report to Shareholders for the year ended December 31, 2005 attached hereto as exhibit 13.1.

Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      Not applicable.

Item 9A: Controls and Procedures

      Preceding the Company's financial statements included in the Company's Annual Report which is attached as Exhibit 13.1 to this Form 10-K is the report of Ernst & Young LLP, the Company's independent registered public accounting firm, regarding its audit of the Company's internal control over financial reporting and of management's assessment of internal control over financial reporting which also precedes the financial statements. This section should be read in conjunction with the management's and Ernst & Young LLP's reports for a more complete understanding of the topics presented.

      Conclusion   Regarding  the  Effectiveness  of  Disclosure   Controls  and
Procedures

      The Company's management, with the participation of its chief executive officer and chief financial officer, conducted an evaluation, as of December 31, 2005, of the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)). Based on this evaluation, the Company's CEO and CFO concluded that, as of the end of the period covered by this annual report, the Company's disclosure controls and procedures were effective in reaching a reasonable level of assurance that (i) information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and (ii) information required to be disclosed by the Company in its reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to its management, including its principal executive and principal financial officers, or persons performing similar functions as appropriate to allow timely decisions regarding required disclosure.

      Changes in Internal Control Over Financial Reporting

      The Company's management, with the participation of the Company's chief executive officer and chief financial officer, also conducted an evaluation of the Company's internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), to determine whether any changes occurred during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. Based on that evaluation, there was no such change during the quarter ended December 31, 2005.

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

Item 9B. Other Information

            In connection with the annual employee compensation review in December 2005, the Compensation Committee set the salaries for the following named executive officers for 2006. In addition, on February 27, 2006, the Compensation Committee determined the bonus payable to such named executive officers under Omega's Executive Incentive Compensation Plan for services rendered in 2005, as follows:

        ------------------------------------------------------------------------
             Named Executive Officer         2006 Annual Salary     2005 Bonus
        ------------------------------------------------------------------------
        Donita Koval,                              $300,000           $85,000
        President and Chief Executive
        Officer of Omega and Omega
        Bank
        ------------------------------------------------------------------------
        Daniel L. Warfel,                          $228,732           $72,000
        Executive Vice President and
        Chief Financial Officer of Omega
        and Omega Bank
        ------------------------------------------------------------------------
        David N. Thiel,                            $136,320           $10,000
        Corporate Secretary and Senior
        Vice President of Omega and
        Omega Bank
        ------------------------------------------------------------------------

PART III

Item 10:  Directors and Executive Officers of the Registrant

      Incorporated by reference from the Company's Proxy Statement relating to the 2006 Annual Meeting of Shareholders to be filed pursuant to General Instruction G(3) to Form 10-K, except information concerning certain Executive Officers of the Company which is set forth in Item 4.1 hereof.

      Omega adopted a Code of Conduct that applied to all of its directors, officers and employees. Additionally, it had adopted a Code of Ethics for Senior Financial Officers, which included the Chief Executive Officer, the Chief Financial Officer and the Corporate Controller (the "SFO Code"). Effective as of November 22, 2004, the Board approved a Code of Ethics & Comprehensive Insiders Activity Policy (the "New Code") applicable to the Company's directors, officers and employees, including Chief Executive Officer, the Chief Financial Officer and the Corporate Controller. The New Code imposed the same obligations on the senior financial officers, as required by Item 406 of SEC Regulation S-K, as did the SFO Code. On March 14, 2005, the Board determined that the New Code replaced the SFO Code. The New Code is filed herewith as Exhibit 14.1 and is available for review on Omega's website at www.omegafinancial.com, under the Corporate Governance section. Omega intends to satisfy the applicable disclosure requirements under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of its New Code on its website, except as otherwise required by applicable Nasdaq requirements.

Item 11: Executive Compensation

      Incorporated by reference from the Company's Proxy Statement relating to the 2006 Annual Meeting of Shareholders to be filed pursuant to General Instruction G(3) to Form 10-K.

Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      Incorporated by reference from the Company's Proxy Statement relating to the 2005 Annual Meeting of Shareholders to be filed pursuant to General Instruction G(3) to Form 10-K.

      The following table details information regarding Omega's existing equity compensation plans as of December 31, 2005:

                                                                                    (c)
                                                                           Number of securities
                                       (a)                   (b)            remaining available
                               Number of securities    Weighted-average     for future issuance
                                to be issued upon     exercise price of        under equity
                                   exercise of           outstanding        compensation plans
                               outstanding options,   options, warrants    (excluding securities
Plan Category                  warrants and rights        and rights     reflected in column (a))
---------------------------------------------------------------------------------------------------
Equity compensation plans
approved by security
holders                                 793,929           $ 31.67             1,958,284

Equity compensation plans
not approved by security
holders                                      --                --                    --

                                    ---------------------------------------------------------------
Total                                   793,929           $ 31.67             1,958,284
                                    ===============================================================

Item 13: Certain Relationships and Related Transactions

      Incorporated by reference from the Company's Proxy Statement relating to the 2006 Annual Meeting of Shareholders to be filed pursuant to General Instruction G(3) to Form 10-K.

Item 14: Principal Accountant Fees and Services

      Incorporated by reference from the Company's Proxy Statement relating to the 2006 Annual Meeting of Shareholders to be filed pursuant to General Instruction G(3) to Form 10-K.

PART IV

Item 15: Exhibits, Financial Statement Schedules

      (a) Documents filed as part of this report:

            (1) Financial Statements. The following consolidated financial statements and the notes thereto of the Company, which are included in the Company's Annual Report to Shareholders for the year ended December 31, 2005, and the report of independent public accountants which is also included in such Annual Report, are incorporated by reference into Item 8 of this Report:

      Consolidated Balance Sheets -
               December 31, 2005 and 2004

      Consolidated Statements of Income
               Years ended December 31, 2005, 2004 and 2003

      Consolidated Statements of Shareholders' Equity -
               Years ended December 31, 2005, 2004 and 2003

      Consolidated Statements of Cash Flows
               Years ended December 31, 2005, 2004 and 2003

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

      2.1(14)           Agreement and Plan of Merger with Sun Bancorp

      3.1(1)            Amended and Restated Articles of Incorporation of Omega

      3.2(4) Articles of Amendment to the Amended and Restated Articles of Incorporation.

      3.3(7) Articles of Amendment to the Amended and Restated Articles of Incorporation

      3.4               Amended and Restated By-Laws of Omega (filed herewith)

      *10.2(2)          Peoples (now Omega) Stock Option Plan (1986).

      Number                               Title
      ------                               -----

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

      *10.10(8)         1996 Employee Stock Option Plan

      *10.11(9)         Omega Bank,  National  Association  Amended and Restated
                        Salary Continuation Agreement with David B. Lee

      *10.12(9)         Omega Bank,  National  Association  Salary  Continuation
                        Agreement with Daniel Warfel

      *10.13(10)        Omega  Financial  Corporation  Employee Stock  Ownership
                        Plan (Restated Effective January 1, 1997)

      *10.14(11)        Amendment No. 1 to Omega Employee Stock Ownership Plan

      *10.15(11)        Amendment No. 2 to Omega Employee Stock Ownership Plan

      *10.16(11)        Amendment No. 3 to Omega Employee Stock Ownership Plan

      *10.17(11)        Amendment No. 4 to Omega Employee Stock Ownership Plan

      *10.18(12)        Severance  Agreement  by  and  between  Omega  Financial
                        Corporation and Daniel L. Warfel

      *10.19(12)        Severance  Agreement  by  and  between  Omega  Financial
                        Corporation and Donita R. Koval

      *10.20(12)        First Amendment to the Omega Bank, National  Association
                        Amended and Restated Salary Continuation  Agreement with
                        David B. Lee

      *10.21(12)        Employment Agreement with David B. Lee

      *10.22(12)        First Amendment to the Omega Bank, National  Association
                        Amended and Restated Salary Continuation  Agreement with
                        Daniel L. Warfel

      *10.23(12)        Omega Bank,  National  Association  Salary  Continuation
                        Agreement with Donita Koval

      *10.24            Employment   Agreement  with  Maureen   Bufalino  (filed
                        herewith)

      *10.25            Description   of  Directors   and   Executive   Officers
                        Compensation (filed herewith)

      *10.26            First  Amendment to Employment  Agreement  with David B.
                        Lee (filed herewith)

      *10.27(14)        2004 Stock Option Plan for Non-Employee Directors

      13.1 Annual Report to Shareholders for the year ended December 31, 2005 (such report, except for those portions expressly incorporated by reference in this Annual Report on Form 10-K, is furnished for the information of the Commission and is not to be deemed filed as part of this Report).

      14.1(15)          Omega   Financial   Corporation   Code  of  Ethics   and
                        Comprehensive Insiders Activities Policy

      21.1              Subsidiaries  of   Omega  Financial  Corporation  (filed
                        herewith)

      23.1              Consent of Ernst & Young LLP (filed herewith)

      31.1              Certification  of Chief  Executive  Officer  pursuant to
                        Rule  13a-14(a)  Rule   15(d)-14(a)  of  the  Securities
                        Exchange Act of 1934, as amended

      31.2              Certification  of Chief  Financial  Officer  pursuant to
                        Rule  13a-14(a)  Rule   15(d)-14(a)  of  the  Securities
                        Exchange Act of 1934, as amended

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

      (7) Incorporated by reference from Omega's Annual Report on Form 10-K for the year ended December 31, 1994.

      (8) Incorporated by reference from Omega's Annual Report on Form 10-K for the year ended December 31, 1995.

      (9) Incorporated by reference from Omega's Annual Report on Form 10-K for the year ended December 31, 2000.

      (10) Incorporated by reference from Omega's Annual Report on Form 10-K for the year ended December 31, 2001.

      (11) Incorporated by reference from Omega's Annual Report on Form 10-K for the year ended December 31, 2002.

      (12) Incorporated by reference from Omega's Annual Report on Form 10-K for the year ended December 31, 2003.

      (13) Incorporated by reference from an exhibit to Omega's Current Report on Form 8-K filed on April 21, 2004.

      (14) Incorporated by reference from Appendix C to Omega's Proxy Statement relating to the 2004 Annual Meeting of Shareholders filed on March 15, 2004.

      (15) Incorporated by reference from Omega's Annual Report on Form 10-K for the year ended December 31, 2004.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        OMEGA FINANCIAL CORPORATION


      Date: 03/15/2006                  By: /s/ Donita R. Koval
            -------------------            -------------------------------------
                                           Donita R. Koval
                                           President and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures                                  Title                               Date
----------                                  -----                               ----
/s/ Donita R. Koval                 President and                               03/15/2006
-------------------                 Chief Executive Officer and                 ----------
Donita R. Koval                     Director (Principal Executive
                                    Officer)

/s/ Daniel L. Warfel                Executive Vice President and                03/15/2006
--------------------                Chief Financial Officer (Principal          ----------
Daniel L. Warfel                    Financial Officer)

/s/ Teresa M. Ciambotti             Senior Vice President and Controller        03/15/2006
-----------------------             (Principal Accounting Officer)              ----------
Teresa M. Ciambotti

/s/ Philip E. Gingerich             Director                                    03/15/2006
-----------------------                                                         ----------
Philip E. Gingerich

/s/ D. Stephen Martz                Director                                    03/15/2006
---------------------                                                           ----------
D. Stephen Martz

/s/ Stanton R. Sheetz               Director                                    03/15/2006
---------------------                                                           ----------
Stanton R. Sheetz

/s/ Robert A. Szeyller              Director                                    03/15/2006
----------------------                                                          ----------
Robert A. Szeyller

/s/ Maureen M. Bufalino             Director                                    03/15/2006
-----------------------                                                         ----------
Maureen M. Bufalino

/s/ Dennis J. Van Benthuysen        Director                                    03/15/2006
----------------------------                                                    ----------
Dennis J. Van Benthuysen

/s/ Robert A. Hormell               Director                                    03/15/2006
---------------------                                                           ----------
Robert A. Hormell

/s/ Carl H. Baxter                  Director                                    03/15/2006
------------------                                                              ----------
Carl H. Baxter

/s/ Jodi L. Green                   Director                                    03/15/2006
-----------------                                                               ----------
Jodi L. Green

/s/ Steven M. Krentzman             Director                                    03/15/2006
-----------------------                                                         ----------
Steven M. Krentzman

/s/ David B. Lee                    Director                                    03/15/2006
----------------                                                                ----------
David B. Lee

                           OMEGA FINANCIAL CORPORATION
                           ANNUAL REPORT ON FORM 10-K
                                DECEMBER 31, 2005

                                  EXHIBIT INDEX

3.4      Amended and Restated By-Laws of Omega                              30

10.24    Employment Agreement with Maureen Bufalino                         39

10.25    Description of Directors and Named Executive Officers
         compensation                                                       44

10.26    First Amendment to Employment Agreement
         with David B. Lee                                                  45

13.1     Annual Report to Shareholders for the year ended
         December 31, 2005 (such report, except for those
         portions expressly incorporated by reference in
         this Annual Report on Form 10-K, is furnished for
         the information of the Commission and is not to be
         deemed filed as part of this Report)                               46

21.1     Subsidiaries of Omega Financial Corporation                        47

23.1     Consent of Ernst & Young LLP                                       49

31.1     Certification of Chief Executive Officer pursuant to
         Rule 13a-14(a) Rule 15(d)-14(a) of the Securities Exchange
         Act of 1934, as amended                                            50

31.2     Certification of Chief Financial Officer pursuant to
         Rule 13a-14(a) Rule 15(d)-14(a) of the Securities Exchange
         Act of 1934, as amended                                            51

32.1     Certification of Chief Executive Officer and Chief
         Financial Officer pursuant to 18 U.S.C. 1350, as adopted
         pursuant to Section 906 of the Sarbanes-Oxley Act of 2002          52