Form 10-K/A
period 2005-12-31
OMEGA FINANCIAL CORP /PA/
filed 2006-05-01
CIK 705671

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 1)
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to
Commission file number 0-13599
Omega Financial Corporation
(Exact name of registrant as specified in its charter)

Pennsylvania (State or other jurisdiction of incorporation or organization)	25-1420888 (I.R.S. Employer Identification No.)

366 Walker Drive, State College, PA (Address of principal executive offices)	16801 (Zip Code)
     Registrant’s telephone number, including area code: (814) 231-7680
     Securities registered pursuant to Section 12(b) of the Act: None
     Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $5.00
          Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No☑
          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes☐ No☑
          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
     Large accelerated filer ☐               Accelerated filer ☑               Non-accelerated filer ☐
          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No ☑
          The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold on June 30, 2005, the last business day of the registrant’s most recently completed second fiscal quarter was $357,819,244.1
          There were 12,687,771 shares of the registrant’s common stock outstanding as of February 22, 2006.
DOCUMENTS INCORPORATED BY REFERENCE
          Not applicable.

[1]	The aggregate dollar amount of the voting stock set forth equals the number of shares of the registrant’s common stock outstanding, reduced by the amount of common stock held by officers, directors, shareholders owning in excess of 10% of the registrant’s common stock and the registrant’s employee benefit plans multiplied by the last reported sale price for the registrant’s common stock on June 30, 2005, the last business day of the registrant’s most recently completed second fiscal quarter. The information provided shall in no way be construed as an admission that any officer, director or more than 10% shareholder of the registrant, or any employee benefit plan, may be deemed an affiliate of the registrant or that such person or entity is the beneficial owner of the shares reported as being held by such person or entity, and any such inference is hereby disclaimed. The information provided herein is included solely for record keeping purposes of the Securities and Exchange Commission.

EXPLANATORY NOTE
PART IV
Item 15: Exhibits, Financial Statement Schedules
SIGNATURES
EXHIBIT INDEX
Certification

EXPLANATORY NOTE
     Omega Financial Corporation is filing this Amendment No. 1 to its Annual Report on Form 10-K (“Form 10-K”) for the fiscal year ended December 31, 2005 filed with the Securities and Exchange Commission on March 16, 2006 solely to correct Exhibit 31.2, which contained an inadvertent omission of a portion of paragraph 4, and to make certain corresponding changes to Part IV, Item 15 “Exhibits, Financial Statement Schedules.” No other items of, or exhibits to, the Form 10-K are being amended.

i

OMEGA FINANCIAL CORPORATION
ANNUAL REPORT ON FORM 10-K/A
(Amendment No. 1)

ii

PART IV
Item 15: Exhibits, Financial Statement Schedules
     (b) Exhibits filed pursuant to Item 601 of Regulation S-K:

Number	Title
2.1(14)	Agreement and Plan of Merger with Sun Bancorp
3.1(1)	Amended and Restated Articles of Incorporation of Omega
3.2(4)	Articles of Amendment to the Amended and Restated Articles of Incorporation
3.3(7)	Articles of Amendment to the Amended and Restated Articles of Incorporation
3.4**	Amended and Restated By-Laws of Omega
*10.2(2)	Peoples (now Omega) Stock Option Plan (1986)
*10.2(5)	Amendment No. 1 to Stock Option Plan (1986)
*10.3(3)	Omega Executive Incentive Compensation Plan
10.4(5)	Purchase Agreement (with Exhibits) between Omega and Mid-State Bank & Trust Company (“Mid-State”)
10.5(5)	Assignment of Promissory Note from Omega to Mid-State together with $5,000,000 Secured Promissory Note of Omega Financial Corporation Employee Stock Ownership Plan Trust (“ESOP Trust”)
10.6(5)	Pledge and Security Agreement between Omega and the ESOP Trust.
10.7(5)	Mortgage from Omega to Mid-State
*10.8(6)	1994 Stock Option Plan for Non-Employee Directors
*10.9(7)	Directors Deferred Compensation Agreements for Peoples National Bank and Omega Financial Corporation
*10.10(8)	1996 Employee Stock Option Plan
*10.11(9)	Omega Bank, National Association Amended and Restated Salary Continuation Agreement with David B. Lee
*10.12(9)	Omega Bank, National Association Salary Continuation Agreement with Daniel Warfel
*10.13(10)	Omega Financial Corporation Employee Stock Ownership Plan (Restated Effective January 1, 1997)
*10.14(11)	Amendment No. 1 to Omega Employee Stock Ownership Plan
*10.15(11)	Amendment No. 2 to Omega Employee Stock Ownership Plan
*10.16(11)	Amendment No. 3 to Omega Employee Stock Ownership Plan
*10.17(11)	Amendment No. 4 to Omega Employee Stock Ownership Plan
*10.18(12)	Severance Agreement by and between Omega Financial Corporation and Daniel L. Warfel
*10.19(12)	Severance Agreement by and between Omega Financial Corporation and Donita R. Koval

Number	Title
*10.20(12)	First Amendment to the Omega Bank, National Association Amended and Restated Salary Continuation Agreement with David B. Lee
*10.21(12)	Employment Agreement with David B. Lee
*10.22(12)	First Amendment to the Omega Bank, National Association Amended and Restated Salary Continuation Agreement with Daniel L. Warfel
*10.23(12)	Omega Bank, National Association Salary Continuation Agreement with Donita Koval
*10.24**	Employment Agreement with Maureen Bufalino
*10.25**	Description of Directors and Executive Officers Compensation
*10.26**	First Amendment to Employment Agreement with David B. Lee
*10.27(14)	2004 Stock Option Plan for Non-Employee Directors
13.1**	Annual Report to Shareholders for the year ended December 31, 2005 (such report, except for those portions expressly incorporated by reference in this Annual Report on Form 10-K, is furnished for the information of the Commission and is not to be deemed filed as part of this Report)
14.1(15)	Omega Financial Corporation Code of Ethics and Comprehensive Insiders Activities Policy
21.1**	Subsidiaries of Omega Financial Corporation
23.1**	Consent of Ernst & Young LLP
31.1**	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15(d)-14(a) under the Securities Exchange Act of 1934, as amended
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15(d)-14(a) under the Securities Exchange Act of 1934, as amended
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates management contract or compensatory plan, contract or arrangement.

**	Previously filed with the Form 10-K on March 16, 2006.

(1)	Incorporated by reference from Omega’s (formerly Peoples’) Annual Report on Form 10-K for the year ended December 31, 1986.

(2)	Incorporated by reference from Omega’s (formerly Peoples’ Registration Statement on Form S-4 (File No. 33-9045).

(3)	Incorporated by reference from Omega’s Annual Report on Form 10-K for the year ended December 31, 1988.

(4)	Incorporated by reference from Omega’s Quarterly Report on Form 10-Q for the period ended June 30, 1990.

(5)	Incorporated by reference from Omega’s Annual Report on Form 10-K for the year ended

December 31, 1990.

(6)	Incorporated by reference from Omega’s Registration Statement on Form S-8 (Registration No. 33-82214).

(7)	Incorporated by reference from Omega’s Annual Report on Form 10-K for the year ended December 31, 1994.

(8)	Incorporated by reference from Omega’s Annual Report on Form 10-K for the year ended December 31, 1995.

(9)	Incorporated by reference from Omega’s Annual Report on Form 10-K for the year ended December 31, 2000.

(10)	Incorporated by reference from Omega’s Annual Report on Form 10-K for the year ended December 31, 2001.

(11)	Incorporated by reference from Omega’s Annual Report on Form 10-K for the year ended December 31, 2002.

(12)	Incorporated by reference from Omega’s Annual Report on Form 10-K for the year ended December 31, 2003.

(13)	Incorporated by reference from an exhibit to Omega’s Current Report on Form 8-K filed on April 21, 2004.

(14)	Incorporated by reference from Appendix C to Omega’s Proxy Statement relating to the 2004 Annual Meeting of Shareholders filed on March 15, 2004.

(15)	Incorporated by reference from Omega’s Annual Report on Form 10-K for the year ended December 31, 2004.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OMEGA FINANCIAL CORPORATION
Date: May 1, 2006	By:	/s/ Donita R. Koval
Donita R. Koval
President and Chief Executive Officer

OMEGA FINANCIAL CORPORATION
ANNUAL REPORT ON FORM 10-K/A
(Amendment No. 1)
EXHIBIT INDEX
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15(d)-14(a) under the Securities Exchange Act of 1934, as amended