Form 10-Q
period 2006-03-31
OMEGA FINANCIAL CORP /PA/
filed 2006-05-10
CIK 705671

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
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
Large accelerated filer ☐           Accelerated filer ☑           Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐          No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
The number of shares outstanding of each of the issuer’s classes of common stock as of May 8, 2006:
12,595,433 shares of Common Stock, $5.00 par value

Forward Looking Statements Disclosure
The information in this Quarterly Report on Form 10-Q contains forward looking statements (as such term is defined in the Securities Exchange Act of 1934 and the regulations thereunder), including without limitation, statements as to the future loan and deposit volumes, the allowance and provision for possible loan losses, future interest rates and their effect on Omega’s financial condition or results of operations, the classification of Omega’s investment portfolio or as to trends or management’s beliefs, expectations or opinions and other statements other than historical facts. Such forward looking statements are subject to risks and uncertainties and may be affected by various factors which may cause actual results to differ materially from those in the forward looking statements. In addition to the factors discussed in this report in Item 1A. “Risk Factors”, certain risks, uncertainties and other factors, including without limitation, risks arising from economic conditions and related uncertainties, changes in interest rates, federal and state regulation, competition and the adequacy of the allowance and provision for loan losses, are discussed in the Company’s 2005 Annual Report to Shareholders or in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. A copy of this report can be obtained by written request to David N. Thiel, Senior Vice President, Omega Financial Corporation, 366 Walker Drive, State College, Pennsylvania 16801 or through our website at www.OmegaFinancial.com. Omega Financial Corporation undertakes no obligation to update or revise any forward looking statement. The information on this website, is not and should not be considered to be part of this Quarterly Report on Form 10-Q and is not incorporated by reference in this document.

PART I. Financial Information
Item 1. Financial Statements
OMEGA FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 31,	December 31,
	2006	2005

Assets
Cash and due from banks	$52,781	$56,194

Interest bearing deposits with other banks	10,194	8,908
Federal funds sold	6,275	—

Trading securities	42	468
Investment securities available for sale	335,425	347,300
Other investments	4,884	6,055
Investment in unconsolidated subsidiary	1,625	1,625

Loans held for sale	146	264
Total portfolio loans	1,200,255	1,214,591
Less: Allowance for loan losses	(15,210)	(15,482)

Net portfolio loans	1,185,045	1,199,109

Premises and equipment, net	37,824	38,391
Other real estate owned	1,264	956
Bank-owned life insurance	75,751	75,144
Investment in limited partnerships	6,388	6,612
Core deposit intangibles	6,534	6,729
Other intangibles	2,462	2,529
Goodwill	160,997	161,004
Other assets	31,355	28,691

TOTAL ASSETS	$1,918,992	$1,939,979

Liabilities and Shareholders’ Equity
Deposits:
Non-interest bearing	$233,311	$236,683
Interest bearing	1,190,716	1,185,847

Total deposits	1,424,027	1,422,530

Short-term borrowings	76,367	90,153
ESOP debt	1,755	1,845
Junior subordinated debentures	56,567	56,692
Long-term debt	28,901	36,322
Other interest bearing liabilities	812	882
Other liabilities	11,663	13,065

TOTAL LIABILITIES	1,600,092	1,621,489

Shareholders’ Equity
Preferred stock, par value $5.00 per share:
Authorized - 5,000,000 shares, non issued
Common stock, par value $5.00 per share:
Authorized - 25,000,000 shares;
Issued - 12,745,729 shares at March 31, 2006; 12,670,323 shares at December 31, 2005;
Outstanding - 12,591,314 shares at March 31, 2006; 12,599,508 shares at December 31, 2005;	63,745	63,368

Capital surplus	101,428	99,874
Retained earnings	160,998	159,583
Accumulated other comprehensive income	(1,579)	(1,226)
Unearned compensation related to ESOP debt	(1,060)	(1,125)
Cost of common stock in treasury:
154,415 shares at March 31, 2006
70,815 shares at December 31, 2005	(4,632)	(1,984)

TOTAL SHAREHOLDERS’ EQUITY	318,900	318,490

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,918,992	$1,939,979

OMEGA FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share data)
Unaudited

	Three Months Ended
	March 31,
	2006	2005

Interest Income:
Interest and fees on loans	$19,837	$19,347
Interest and dividends on investment securities	3,104	2,367
Other interest income	101	358

TOTAL INTEREST INCOME	23,042	22,072
Interest Expense:
Interest on deposits	5,895	4,692
Interest on short-term borrowings	771	490
Interest on long-term debt and other interest bearing liabilities	1,264	1,648

TOTAL INTEREST EXPENSE	7,930	6,830

NET INTEREST INCOME	15,112	15,242
Provision for loan losses	120	142

INCOME FROM CREDIT ACTIVITIES	14,992	15,100
Other Income:
Service fees on deposit accounts	2,354	2,140
Service fees on loans	382	312
Earnings on bank-owned life insurance	607	575
Trust fees	1,583	1,666
Investment and insurance product sales	946	1,072
Gain on the early extinguishment of debt	—	1,043
Gain (Loss) on sale of loans and other assets	57	(339)
Net gains on the sale of investment securities	62	988
Other	1,166	1,029

TOTAL OTHER INCOME	7,157	8,486
Other Expense:
Salaries and employee benefits	7,754	7,551
Net occupancy expense	1,110	1,111
Equipment expense	1,139	1,089
Data processing service	645	626
Pennsylvania shares tax	733	619
Amortization of intangible assets	261	163
Other	3,659	3,810

TOTAL OTHER EXPENSE	15,301	14,969

Income before taxes	6,848	8,617
Income tax expense	1,505	2,040

NET INCOME	$5,343	$6,577

Net income per common share:
Basic	$.42	$.52
Diluted	$.42	$.52
Weighted average shares and equivalents:
Basic	12,586	12,596
Diluted	12,634	12,660
Dividends declared per share:
Common	$.31	$.31

OMEGA FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended
	March 31,
	2006	2005
Cash flows from operating activities:
Net income	$5,343	$6,577
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,319	969
Provision for loan losses and off-balance sheet reserve	139	142
Gain on sale of investment securities	(62)	(988)
Gain on early extinguishment of debt	—	(1,043)
Non-monetary gift	—	45
Gain on sale of fixed assets and other property owned	(34)	(42)
Loss on sale of loans and leases	—	381
Provision for deferred income tax	1,427	1,494
Increase in cash surrender value of bank owned life insurance	(607)	(575)
Increase in interest receivable and other assets	(3,698)	(772)
Decrease in interest payable	(1,688)	(657)
Increase in taxes payable	51	546
Amortization of deferred net loan (fees) costs	(80)	(78)
Deferral of net loan fees	53	79
Decrease in accounts payable and accrued expenses	(35)	(2,065)

Total adjustments	(3,215)	(2,564)

Net cash provided by operating activities	2,128	4,013

Cash flows from investing activities:
Investment securities available for sale:
Proceeds from sales	1,770	51,403
Proceeds from maturities	11,205	14,340
Cash used for purchases	(679)	(51,842)
Proceeds from sale of Trading Account	435	—
Net change in interest bearing deposits with other banks	(1,286)	1,223
Decrease in loans and leases	11,433	23,626
Gross proceeds from sale of loans and leases	2,312	23,189
Investment in limited partnership	32	(69)
Sale of investment in limited partnership	—	1,088
Capital expenditures	(409)	(2,416)
Sale of fixed assets and other property owned	96	524
Net change in federal funds sold	(6,275)	19,350

Net cash provided by investing activities	18,634	80,416

Cash flows from financing activities:
Net change in demand deposits, checking with interest and savings	(6,730)	(5,645)
Net Change in time deposits	8,495	(7,042)
Decrease in short-term borrowings, net	(22,386)	(12,008)
Issuance of long term debt	1,500	—
Principal payment on long term debt	(331)	(54,727)
Net change in other interest bearing liabilities	(70)	(6)
Dividends paid	(3,936)	(3,907)
Proceeds from exercise of stock options	1,931	453
Acquisition of treasury stock	(2,648)	—

Net cash used in financing activities	(24,175)	(82,882)

Net increase (decrease) in cash and cash equivalents	$(3,413)	$1,547

Cash and cash equivalents at beginning of period	$56,194	$47,877
Cash and cash equivalents at end of period	52,781	49,424

Net increase (decrease) in cash and cash equivalents	$(3,413)	$1,547

Interest paid	$9,618	$7,487
Income taxes paid	26	—

Supplemental schedule of noncash investing and financing activities:
Noncash activity:
Transfers of loans to other real estate owned	355	27

Cash and cash equivalents
Cash equivalents consist of non-interest bearing deposits with other banks

OMEGA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2006 AND 2005
A.	Basis of Presentation:

The accompanying Consolidated Financial Statements include Omega Financial Corporation (“Omega”, the “Company” or the “Corporation”), a financial holding company and the combined results of its wholly owned banking and non-banking subsidiaries. The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be experienced for the year ending December 31, 2006 or any other interim period. For further information, refer to the Consolidated Financial Statements and Footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Summary of Significant Accounting Policies (to be read in conjunction with Summary of Significant Accounting Policies included in the Footnotes of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005):

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

Stock-based compensation

In December 2004, the Financial Accounting Standard Board (FASB) issued SFAS 123 (revised 2004), Share Based Payments (SFAS 123R), an amendment to SFAS 123, Accounting for Stock–Based Compensation. SFAS 123R establishes accounting requirements for share-based compensation to employees and carries forward prior guidance on accounting for awards to non-employees. The provisions of this statement became effective January 1, 2006 for all equity awards granted after the effective date and for vesting or modifications of previously issued awards. SFAS 123R requires an entity to recognize compensation expense based on an estimate of the number of awards expected to vest, exclusive of awards expected to be forfeited. The Corporation adopted SFAS 123R on January 1, 2006, on a modified prospective basis. At December 31, 2005, all awards previously granted by Omega were fully vested and no additional grants have been awarded as of March 31, 2006, therefore; there is no related expense recognized in the first quarter of 2006. Future expense will depend on the type, amount, timing and vesting provisions of the share-based compensation granted.

Previous to January 1, 2006, Omega accounted for stock-based compensation using the intrinsic value method in accordance with Accounting Principles Board (APB) Opinion 25, “Accounting for Stock Issued to Employees”, and had adopted the disclosure provisions of FASB No. 148, “Accounting for Stock-Based Compensation”. The following pro forma information for the three months ended March 31, 2005, regarding net income and earnings per share assumes the adoption of Statement No. 123 for stock options granted subsequent to December 31, 1994. The estimated fair value of the options were amortized to expense over the vesting period.

The fair value was estimated at the date of grant using a Black-Scholes option-pricing model utilizing various assumptions. Compensation expense, net of related tax, is included in the pro forma net income reported below (in thousands, except per share data.

	Three Months Ended
	March 31, 2005
Net income	As reported	$6,577
	Pro forma	6,571
Compensation expense, net of tax		6

Basic earnings per share	As reported	$0.52
	Pro forma	0.52

Diluted earnings per share	As reported	$0.52
	Pro forma	0.52
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
Omega has six stock-based compensation plans, which provide for the granting of qualified and non-qualified stock options to both employees and directors. The plans include the Employee Stock Purchase Plan, the Stock Option Plan (1986) (the “1986 Plan”), the 1996 Employee Stock Option Plan (the “1996 Plan”), the 2006 Equity Incentive Plan (the “2006 Plan”), the Non-Employee Director Stock Option Plan (1994) (the “1994 Plan”) and the 2004 Stock Option Plan for Non-Employee Directors (the “2004 Plan”).

No options have been issued under any of these plans in 2006 and all options previously issued were vested prior to January 1, 2006. Therefore no compensation expense has been recognized in the first quarter of 2006.

The Employee Stock Purchase Plan (“ESPP”) provides for options to purchase common stock of Omega to all employees of Omega and its subsidiaries who meet certain service requirements. The aggregate number of shares which may be issued upon the exercise of options under this plan is 1,125,000 shares. ESPP options outstanding at March 31, 2006 have a current weighted-average exercise price of $31.91 and a weighted average remaining contractual life of 2.84 years. There are 146,181 options outstanding as of March 31, 2006 and all of these options are exercisable.

The 1986 Plan, the 1996 Plan and the 2006 Plan (collectively, the “SOPs”) provides for options to purchase common stock of Omega to officers and key employees. The aggregate number of shares that may be issued upon the exercise of options under these Plans are 1,061,115 shares. The SOPs options outstanding at March 31, 2006 a have weighted average exercise price of $32.42 and a weighted average remaining contractual life of 5.01 years. As of March 31, 2006 there are 531,366 options outstanding under these plans and all are exercisable.

The 1994 Plan and the 2004 Plan (collectively the “Director Plans”) provides for options to purchase common stock of Omega to directors. No additional shares will be granted under this plan as future options to directors will be granted under the 2006 Equity Incentive Plan. Director Plans options outstanding at March 31, 2006 have a weighted average exercise price of $31.78. As of March 31, 2006, 36,810 of these options are outstanding and exercisable.

A summary of the status of Omega’s stock-based compensation plans as of March 31, 2006 is presented below:

	Employee Stock Purchase Plan		Employee Stock Option Plans		Director Stock Option Plans
		Weighted-Average		Weighted-Average		Weighted-Average
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price
Outstanding, December 31, 2005	156,259	$31.82	601,460	$31.63	36,210	$32.20
Granted
Acquired options
Exercised	(6,040)	28.26	(68,766)	25.38	600	24.79
Forfeited	(4,038)	31.32	(1,328)	39.73	—	—

Outstanding, March 31, 2006	146,181	31.91	531,366	32.42	36,810	31.78

Options exercisable at March 31, 2005	146,181		531,366		36,810
New Accounting Pronouncements

In March 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 156, Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140. SFAS No. 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in specific situations. Additionally, the servicing asset or liability shall be initially measured at fair value; however, an entity may elect the “amortization method” or “fair value method” for subsequent balance sheet reporting periods. SFAS No. 156 is effective as of an entity’s first fiscal year beginning after September 15, 2006. Early adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including interim financial statements, for any period of that fiscal year. The Company does not expect the adoption of this statement to have a material impact on our consolidated financial condition, results of operations or cash flows.

In November 2005, the FASB issued FASB Staff Position (FSP) FAS 115-1, “The Meaning of Other-than-Temporary Impairment and Its Application to Certain Investments”. This FSP provides additional guidance on when an investment in a debt or equity security should be considered impaired and when that impairment should be considered Other-than-Temporary, even if the decision to sell has not been made. This FSP also requires certain disclosures about unrealized losses that have not been recognized as Other-than-Temporary impairments. Omega adopted this guidance during 2005 in performing its evaluation of unrealized losses on investment securities at December 31, 2005.

In June 2005, the FASB ratified the consensus reached by the EITF on Issue No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights. EITF 04-5 provides guidance in assessing when a general partner should consolidate its investment in a limited partnership or similar entity. The provisions of EITF 04-5 were required to be applied beginning June 30, 2005 by general partners of all newly formed limited partnerships and for existing limited partnerships for which the partnership agreements are modified and is effective for general partners in all other limited partnerships beginning January 1, 2006. The adoption of EITF 04-5 did not have a material impact on our consolidated financial condition or results of operations.

B.	Commitments, Contingent Liabilities and Guarantees:

In the ordinary course of business, Omega makes commitments to extend credit to its customers through letters of credit and lines of credit.

Standby letters of credit are instruments issued by the Corporation’s bank subsidiary that guarantee the beneficiary payment by the bank in the event of default by the bank’s customer in the non-performance of an obligation or service. Most standby letters of credit are extended for one-year periods. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The bank holds collateral supporting those commitments for which collateral is deemed necessary. At March 31, 2006, standby letters of credit issued and outstanding amounted to $25,365,000 as compared to $26,462,000 on December 31, 2005. The fair market value of the standby letters of credit at March 31, 2006 and December 31, 2005 was $144,000 and $139,000, respectively. The fair market value of standby letters of credit is recorded as a liability in accordance with FIN 45.

At March 31, 2006, the bank had $298,842,000 outstanding in loan commitments and other unused lines of credit extended to its customers. Of this amount, $218,934,000, or 73.3%, were commercial commitments. The remaining amounts of $79,908,000, or 26.7% were commitments to consumers for mortgage and home equity loans and personal lines of credit.

Omega’s Employee Stock Ownership Plan (ESOP) incurred debt in 1990 of $5,000,000, which is collateralized by a mortgage on the Corporation’s administrative center and the Corporation’s guarantee. As of March 31, 2006, the balance of the ESOP debt was $1,755,000 as compared to $1,845,000 at December 31, 2005.

C.	Investment Securities:

The following schedule details characteristics of the investment portfolio as of March 31, 2006 and December 31, 2005 (in thousands).

	Securities Classified as Available for Sale
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
March 31, 2006	Cost	Gains	Losses	Value
U.S. Treasury securities and obligations of other U.S.Government agencies and corporations	$213,302	$—	$(3,440)	$209,862
Obligations of state and political subdivisions	47,791	17	(626)	47,182
Corporate and other securities	3,334	7	(46)	3,295
Mortgage-backed securities	67,432	58	(1,821)	65,669
Common Stock	5,994	3,445	(22)	9,417

Total	$337,853	$3,527	$(5,955)	$335,425

	Securities Classified as Available for Sale
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
December 31, 2005	Cost	Gains	Losses	Value
U.S. Treasury securities and obligations of other U.S.Government agencies and corporations	$213,566	$—	$(3,443)	$210,123
Obligations of state and political subdivisions	56,290	57	(608)	55,739
Corporate and other securities	3,420	8	(40)	3,388
Mortgage-backed securities	69,992	70	(1,420)	68,642
Common Stock	5,917	3,507	(16)	9,408

Total	$349,185	$3,642	$(5,527)	$347,300

The following tables show gross unrealized losses and fair value, aggregated by category and length of time that individual investment securities have been in a continuous unrealized loss position, at March 31, 2006 and December 31, 2005 (in thousands):

	Less Than 12 Months		12 Months or Longer
	Fair	Unrealized	Fair	Unrealized
March 31, 2006	Value	Losses	Value	Losses
U.S. Treasury securities and obligations of other U.S. Government agencies and corporations	$72,599	$928	$137,263	$2,512
Obligations of state and political subdivisions	14,808	172	18,800	454
Corporate and other securities	752	15	1,319	31
Mortgage-backed securities	38,118	972	25,669	849

Debt securities	126,277	2,087	183,051	3,846

Common stock	614	22	0	0

Total temporarily impaired securities	$126,891	$2,109	$183,051	$3,846

	Less Than 12 Months		12 Months or Longer
	Fair	Unrealized	Fair	Unrealized
December 31, 2005	Value	Losses	Value	Losses
U.S. Treasury securities and obligations of other U.S. Government agencies and corporations	88,226	894	121,897	2,549
Obligations of state and political subdivisions	13,923	148	19,300	460
Corporate and other securities	969	10	1,320	30
Mortgage-backed securities	47,865	1,012	18,482	408

Debt securities	150,983	2,064	160,999	3,447

Common stock	147	16	0	0

Total temporarily impaired securities	$151,130	$2,080	$160,999	$3,447

The unrealized losses at March 31, 2006 are considered to be temporary impairments, as the majority of the investments are debt securities whose decline in value is due primarily to interest rate fluctuations. As a result, the payment of contractual cash flows, including principal repayment, is not at risk. Management has the intent and ability to hold these investments until market recovery or maturity. Debt securities with unrealized losses for a period of less than 12 months includes 23 investments in U.S. Government agency debt securities, 20 investments in mortgage-backed securities, six investments in corporate securities and 33 investments in obligations of state and municipal subdivisions. These securities have maturity or pre-refund dates ranging from April 2006 to February 2028 and a weighted average life to maturity of 1.7 years. The unrealized loss position for each security ranges from .01% to 5.32% of the securities amortized cost as of March 31, 2006. Debt securities with unrealized losses for a period of 12 months or longer includes 75 investments in U.S. Government agency debt securities, eight investments in corporate securities, 45 investments in obligations of state and municipal subdivisions and 17 investments in mortgage-backed securities. These securities have maturity or pre-refund dates ranging from May 2006 to September 2022 and a weighted average life to maturity of 1.2 years. The unrealized loss position for each security ranges from .27% to 5.28% of the securities amortized cost as of March 31, 2006. Unrealized losses for a period of less than 12 months on common stock include five equity investments.

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

There were no available for sale securities sold at a loss in the first quarter of 2006.

Trading securities at March 31, 2006 consists of assets held in Rabbi Trusts, including mutual funds and cash equivalents. During the first quarter of 2006, investments with a market value of $435,000 were liquidated and paid out of the trust. The increase in the market value of the remaining trading securities during the three months ended March 31, 2006 was $5,000.

Other investments primarily include stock held in the Federal Reserve Bank and Federal Home Loan Bank.

D.	Income Taxes:

The effective tax rate for the three months ended March 31, 2006 was 22.0%, compared to the same period in 2005 when the effective tax rate was 23.7%. For the year ended December 31, 2005, the effective tax rate was 21.3%.

E.	Long term Debt:

Following is a schedule showing the change in composition of long-term debt since December 31, 2005 (in thousands of dollars).

Long-Term Debt:	March 31, 2006	December 31, 2006
Notes payable to Federal Home Loan Bank, with fixed rates between 3.07% and 6.80%	$28,901	$32,732
Note payable to another financial institution with fixed interest rate of 2.84%	—	3,590

Total Long Term Debt	$28,901	$36,322

ESOP Debt Guarantee	$1,755	$1,845

F.	Comprehensive Income:

Components of other comprehensive income consist of the following (in thousands):

	Three Months Ended March 31, 2006			Three Months Ended March 31, 2005
	Before	Tax Expense		Before	Tax Expense
	Tax	or	Net-of-Tax	Tax	or	Net-of-Tax
	Amount	(Benefit)	Amount	Amount	(Benefit)	Amount
Net income	$6,848	$1,505	$5,343	$8,617	$2,040	$6,577
Other comprehensive income:
Unrealized gains on available for sale securities :
Unrealized holding gains (losses) arising during the period	(481)	(168)	(313)	(2,858)	(1,000)	(1,858)
Less reclassification adjustment for gains included in net income	(62)	(22)	(40)	(988)	(346)	(642)

Other comprehensive income (loss)	(543)	(190)	(353)	(3,846)	(1,346)	(2,500)

Total comprehensive income	$6,305	$1,315	$4,990	$4,771	$694	$4,077

G.	Earnings Per Share Data:

Basic earnings per share are computed by dividing income available to common stockholders by the weighted average number of shares outstanding for the period. On a diluted basis, both earnings and shares outstanding are adjusted to assume the conversion of all potentially dilutive securities into common stock.
Computations of Earnings per Share
(In thousands, except per share amounts)
(Unaudited)

	Quarter Ended March 31, 2006			Quarter Ended March 31, 2005
	Income	Shares	Per-Share	Income	Shares	Per-Share
	Numerator	Denominator	Amount	Numerator	Denominator	Amount
Basic EPS
Income available to common shareholders	$5,343	12,586	$0.42	$6,577	12,596	$0.52

Effect of Dilutive Securities
Impact of:

Assumed exercises of outstanding options		44			64
Potential shares required for contract settlement		4			—

Diluted EPS
Income available to common shareholders plus assumed conversions	$5,343	12,634	$0.42	$6,577	12,660	$0.52

H.	Goodwill and Other Intangible Assets:
As a result of the acquisition of Sun Bancorp, Inc. in the fourth quarter of 2004, Omega recorded core deposit intangible assets and goodwill of $7,728,000 and $161,173,000, respectively. The recorded goodwill balance at March 31, 2006 was $160,997,000. Management’s current analysis indicates that as of March 31, 2006, a decline in Omega’s market capitalization in excess of 25% would trigger further analysis of the carrying value of goodwill, which could result in an adjustment to its value. The weighted average life of all finite-lived intangible assets is 8.76 years. The estimates included in the valuation of the core deposit intangible are generally consistent with the runoff experienced to date on the acquired deposits. A summary of intangible assets at March 31, 2006 and December 31, 2005 follows (in thousands):

	March 31	December 31,
	2006	2005

Core deposit intangible:
Gross carrying amount	$7,885	$7,885
Less: accumulated amortization	1,351	1,156

Net carrying amount	6,534	6,729

Customer relationship intangibles:
Gross carrying amount	2,700	2,700
Less: accumulated amortization	368	307

Net carrying amount	2,332	2,393

Trade name intangible with finte life:
Gross carrying amount	36	36
Less: accumulated amortization	36	30

Net carrying amount	—	6

Total finite-lived intangibles:
Gross carrying amount	10,621	10,621
Less: accumulated amortization	1,755	1,493

Net carrying amount	8,866	9,128

Trade name intangible with infinite life:
Gross carrying amount	$130	$130

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations
Investment Considerations
In analyzing whether to make, or to continue to make, an investment in Omega, investors should consider among other factors, certain investment considerations more particularly described in “Item 1A. Risk Factors” in this report and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
Application of Critical Accounting Policies and Estimates
The Corporation’s consolidated financial statements are prepared based upon the application of U.S. generally accepted accounting principles, the most significant of which are described in Note A to consolidated financial statements included in this Form 10-Q. Certain of these policies require numerous estimates and economic assumptions, based upon information available as of the date of the financial statements. As such, over time, they may prove inaccurate or vary and may significantly affect the Corporation’s reported results and financial position for the period or in future periods. The accounting policy for establishing the allowance for loan losses has a greater reliance on the use of estimates, and as such has a greater possibility of producing results that could be different than originally reported. Changes in underlying factors, assumptions or estimates in the allowance for loan losses could have a material impact on the Corporation’s future financial condition and results of operations.
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
Omega’s accounting policy for the determination of goodwill and other intangibles also has a significant reliance on the use of estimates. Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. Other intangible assets represent purchased assets that also lack physical substance but can be separately distinguished from goodwill because of contractual or other legal rights or because the asset is capable of being sold or exchanged either on its own or in combination with a related contract, asset or liability. It is Omega’s policy that goodwill be tested at least annually for impairment. Management’s current analysis indicates that as of March 31, 2006, a 25.2% decline in Omega’s market capitalization would trigger further analysis of the carrying value of goodwill, which could result in an adjustment to its value.
Intangible assets with finite lives include core deposits, customer relationships and trade names. Intangible assets are subject to impairment testing whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Core deposit, customer relationship and certain trade name intangibles are amortized over a period of time that represents their expected life using method of amortization that reflects the pattern of economic benefit. Management estimates that consecutive annual declines of more than 10% of the acquired customer base subsequent to March 31, 2006 could result in an impairment of the core deposit intangible and affect Omega’s operating results in future years.

1.	Comparison of the Three Months Ended March 31, 2006 and 2005
Operations Overview
For the three months ended March 31, 2006, income before income taxes decreased $1,769,000, or 20.5%, when compared to the same period in 2005. Income from credit activities decreased by $108,000 from $15,100,000 in the first quarter of 2005 to $14,992,000 in the first quarter of 2006. Other income decreased $1,329,000, or 15.7%, primarily due to decreased gains from sales of investments, other assets and the early extinguishment of debt, all resulting from the balance sheet restructuring after the Sun Bancorp acquisition. Other expenses increased $332,000 or 2.2% in the first quarter 2006 compared to 2005.
After the income tax provision (which decreased by $535,000, or 26.2%, compared to the same period in 2005) was deducted from earnings, net income declined $1,234,000, or 18.8%, compared to the first quarter of 2005. The effective tax rate for the first quarter of 2006 was 22.0%, as compared to the first quarter of 2005 of 23.7%.
Following are selected key ratios for the periods:

			Twelve
	Three Months Ended		Months Ended
	March 31,		December 31,
	2006	2005	2005

Return on average assets (annualized)	1.11%	1.28%	1.15%
Return on average tangible assets (annualized)	1.22	1.40	1.25
Return on average stated equity (annualized)	6.65	8.26	7.13
Return on average tangible equity (annualized)	14.12	14.44	15.33
Dividend payout – common	73.05	59.43	68.30

Average equity to average assets (stated)	16.76	15.56	16.06
Average equity to average assets (tangible)	8.66	7.74	8.17
Net Interest Income
Net interest income was $15,112,000 for the three months ended March 31, 2006, a decrease of $130,000 or .85% from the same period in 2005. The decrease in net interest income was the result of a $1,232,000 decrease due to volume and mix changes and an increase of $1,102,000 due to changes in interest rates. Average earning assets decreased $115,583,000 or 6.8% in the first quarter of 2006 compared to the first quarter of 2005. The net interest margin, at 3.87% for the first quarter of 2006, was 23 basis points higher than the first quarter of 2005. Yield on earning assets in the first quarter of 2006 increased by 64 basis points when compared to 2005’s first quarter, and cost of funding increased by 41 basis points. As compared to the fourth quarter of 2005, the taxable-equivalent net interest margin decreased by 2 basis points in the first quarter of 2006.
     Following are key net interest margin ratios (annualized):

			Twelve
	Three Months Ended		Months Ended
	March 31,		December 31,
	2006	2005	2005

Yield on average earning assets	5.92%	5.28%	5.57%
Cost to fund earning assets	2.05	1.64	1.80
Net interest margin	3.87	3.64	3.77
Net interest margin-tax equivalent	4.01	3.81	3.92

At March 31, 2006, Omega had $755,786,000 of earning assets scheduled to reprice over the next twelve months as compared to $790,129,000 in interest-sensitive liabilities, resulting in a negative gap of $34,343,000, or 1.8%, of assets. In order to predict net interest income at risk over the next twelve months based on hypothetical rate movements, a rate shock simulation was performed on the balance sheet, assuming that interest rates would increase and decrease by 100 and 200 basis points. These simulations assume no volume or mix changes in the balance sheet. As the table below indicates, Omega is exposed to a possible loss of income over the next twelve months if interest rates fall. There have been no material changes in reported interest rate risk since December 31, 2005. For example, net interest income at risk for an immediate 100 basis point decrease in rates as of March 31, 2006 was $1,936,000, or 3.0%, of net interest income, compared to $1,777,000, or 2.7%, of net interest income at risk on December 31, 2005. Conversely, the results suggest that at March 31, 2006, an immediate 100 basis point increase in interest rates would increase net interest income by approximately $1,902,000, or 2.9%, over a 12-month period. There is no guarantee however, that the changes in net interest income shown in this table will occur as predicted in the event of changes in interest rates.
Possible Effect of Interest Rate Risk on Net Interest Income
Based on Interest Rate Shock Analysis
($ in thousands)

March 31, 2006			December 31, 2005
Change in	Change in Net		Change in	Change in Net
Interest Rates	Interest	Percent	Interest Rates	Interest	Percent
(Basis points)	Income $	Change	(Basis points)	Income $	Change

200	3,752	5.8%	200	3,500	5.4%
100	1,902	2.9%	100	1,785	2.7%
0			0
(100)	(1,936)	(3.0)%	(100)	(1,777)	(2.7)%
(200)	(3,913)	(6.1)%	(200)	(3,540)	(5.4)%
Loan Loss Provision
During the first three months of 2006, a loan loss provision of $120,000 was recorded, while in the first quarter of 2005 a loan loss provision of $142,000 was recorded. The loan loss provision is reflective of changes in credit quality, including movement in non-performing loans in each quarter, as compared to the previous quarter and an analysis of the adequacy of the allowance for loan loss reserve. With an increase in non-performing loans of $19,200,000 from December 31, 2005 to March 31, 2006, management’s analysis of the loan loss reserve indicated the need for a provision of $120,000 to adequately provide for probable losses inherent in the total loan portfolio. In the fourth quarter of 2005, a loan loss provision of $590,000 was recorded.
Other Income and Expense
Other income for the three month period ending March 31, 2006, decreased $1,329,000, or 15.7%, when compared to the same period in 2005. This decline is primarily due to decreased gains from sales of investments, other assets and the early extinguishment of debt, all resulting from balance sheet restructuring after the Sun Bancorp acquisition. In the first quarter of 2006, gains on sale of investments and other assets totaled $119,000 while first quarter 2005 gains were $649,000. In addition, in 2005 a gain of $1,043,000 was recognized due to the early extinguishment of FHLB debt acquired from Sun. Service fee income on deposit accounts in the first quarter of 2006 increased by $214,000, or 10.0%, when compared to the first quarter of 2005. This can be attributed to increased service charges effective in the fourth quarter of 2005. Service fees on loans increased by $70,000, or 22.4%, when compared to the first quarter of 2005 as a result of increases in loan insurance income and loan penalties collected. Earnings on bank-owned life insurance (BOLI) increased $32,000, or 5.6%, when comparing the first quarter results of 2006 and 2005. Trust fees decreased in the first quarter of 2006 by $83,000, or 5.0%, when compared to the same time period in 2005. Insurance and investment product sales generated $126,000 less in revenues in the first quarter of 2006 as compared to the first quarter of 2005. This decrease is primarily the result of a decline in annuity sales resulting from a reduction in staff in this area. Other non-interest income increased by a total of $137,000, or 13.3%, in the first quarter of 2006 as compared to the same period in 2005 primarily due to increased bank card and ATM service fees.
As a percentage of average assets, annualized other income net of gains on securities, loans and other assets and early extinguishment of debt was 1.47% for the first quarter of 2006 as compared to 1.33% for the same period in 2005.
Other expenses increased $332,000, or 2.2%, in the first quarter of 2006 as compared to the same period in 2005. Salaries and employee benefits increased $203,000, or 2.7% in 2006 as compared to the same period in 2005. Comparing the first quarter of 2006 to the same period in 2005, occupancy and equipment expense in total increased by $49,000, or 2.2%, data processing service charges increased by $19,000 or 3.0% and Pennsylvania shares tax expense increased by $114,000, or 18.4%. Amortization of intangible assets increased by $98,000 or 60.1% as a result of the revaluation of the core deposit intangible in the first quarter of 2005. Other non-interest expenses decreased by $151,000 or 4.0%, compared to the same period in 2005, primarily due to declines in expense related to insurance, supplies and losses due to robbery.
As a percentage of average assets, annualized expenses for the quarter ended March 31, 2006 were 3.19% and were 2.92% for the same period in 2005. In the fourth quarter of 2005, annualized expenses as a percentage of average assets were 3.17%.
Federal Income Tax
The effective tax rate for the three months ended March 31, 2006 was 22.0%, compared to the same period in 2005 when the effective tax rate was 23.7%. For the year ended December 31, 2005, the effective tax rate was 21.3%.
2.	Investment Securities
Management of the investment portfolio entails evaluation and realignment of the size and mix of the portfolio in order to balance various characteristics of the balance sheet, including asset quality, liquidity, yield relationships, maturity and tax planning.
During 2005, a trading account was established to record assets held in Rabbi Trusts, including US Treasury Notes, mutual funds and cash equivalents. During the first quarter of 2006, $435,000 of the investments were liquidated and paid out of the trust. The increase in the market value of the remaining trading securities during the three months ended March 31, 2006 was $5,000.
Total investment securities as a percentage of total assets at March 31, 2006 and December 31, 2005 were 17.7% and 18.2%, respectively. Amortized cost of securities maturing or repricing in one year or less comprised 46.9% of the total amortized cost of investment securities of $342,779,000 as of March 31, 2006, as compared to 34.05% of total investment securities of $355,708,000 as of December 31, 2005. There was $210,000 in investments in instruments of foreign countries on March 31, 2006 and December 31, 2005.
Other investments primarily include stock held in the Federal Reserve Bank and Federal Home Loan Bank.

3.	Loans
Net loans in the first three months of 2006 decreased by $14,454,000, or 1.2% from the balance at December 31, 2005, bringing the total to $1,200,401,000 at March 31, 2006.
Following is a table showing the composition of the loan portfolio (in thousands).

	March 31,	December 31,
	2006	2005

Commercial, financial and agricultural	$267,605	$271,162
Real estate-commercial	460,747	465,724
Real estate-construction	21,457	22,000
Real estate-mortgage	239,336	242,606
Home equity	139,828	137,496
Personal	58,153	63,687
Lease financing	15,521	14,045
Unearned interest	(2,246)	(1,865)

Total	$1,200,401	$1,214,855

Nonaccrual loans	$24,352	$6,562
Changes in the allowance for loan losses for the three months ended March 31, 2006 and 2005 were as follows (in thousands):

	Three Months Ended
	March 31,
	2006	2005
Balance of allowance-beginning of period	$15,482	$15,644
Loans charged off:
Commercial, financial and agricultural	307	63
Real estate-commercial	—	—
Real estate-mortgage	25	18
Personal	110	326
Lease financing receivables		15

Total charge-offs	442	422

Recoveries of loans previously charged off:
Commercial, financial and agricultural	14	25
Real estate-commercial	—	8
Real estate-mortgage	—	33
Personal	36	57
Lease financing receivables	—	—

Total recoveries	50	123

Net charge-offs	392	299
Provision for loan losses	120	142

Balance of allowance-end of period	$15,210	$15,487

Omega has certain loans in its portfolio that are considered to be impaired in accordance with SFAS No. 114 as amended by SFAS No. 118. It is the policy of the Corporation to recognize income on impaired loans on a cash basis, only to the extent that it exceeds principal balance recovery. Following is a summary of impaired loan data as of the date of each balance sheet presented.

	March 31, 2006	December 31, 2005

Impaired loans:
Recorded investment at period end	$23,306,000	$5,676,000
Impaired loan balance for which there is a related allowance	23,306,000	5,676,000
Amount of allowance for impaired loans	3,134,000	1,217,000
Impaired loan balance for which there is no related allowance	—	—

Average recorded investment	14,491,000	4,933,000

	Three months ended
	March 31, 2006	March 31, 2005

Interest income recognized (on a cash basis)	$30,000	$13,000
Management performs a quantitative analysis to support the adequacy of the allowance for loan losses. This analysis includes review of historical charge-off rates for loan categories, fluctuations and trends in the amount of classified loans and economic factors. Significant to this analysis is any change in observable trends that may be occurring relative to loans, to assess potential credit weaknesses. Current economic factors and trends in risk ratings are considered in the determination and allocation of the allowance for loan losses. The allowance for loan losses at March 31, 2006 and December 31, 2005 represented 1.27% of the total loans outstanding, net of unearned interest.
Set forth below is an analysis of Omega’s non-performing loans as of March 31, 2006 as compared to December 31, 2005.
Non-performing Loans
(In thousands)

	March 31,	December 31,
	2006	2005
Non-accrual loans	$24,352	$6,562
Accruing loans past due 90 days or more	2,955	2,616

Total non-performing loans	$27,307	$8,107

Non-performing loans as percent of allowance	179.5%	52.4%
The increase of $19,200,000 in non-performing loans from December 31, 2005 to March 31, 2006 was due primarily to one commercial borrower with outstanding balances of $20,000,000 who filed for bankruptcy protection in the first quarter of 2006. Partially offsetting the movement of this $20,000,000 loan to non-accrual was the payoff of loans in non-accrual status for three other commercial borrowers.
At March 31, 2006, $2,000,000 of the loan loss reserve was specifically allocated to the previously mentioned $20,000,000 relationship. The financial impact of placing this borrower’s loans on non-accrual status is a reduction in interest income of approximately $116,000 per month. Currently, this borrower is performing better than outlined in the bankruptcy plan and has continued to make principal payments on a portion of the outstanding loan balances. Omega has estimated and provided for known exposures for this credit, however, evaluations of the credit continue. The ongoing analysis may cause this estimate to change in the future and actual losses resulting from the credit may differ materially from current estimates.
4.	Deposits and Other Sources of Funds
Deposits provide the primary source of funding for loans and investment securities. As of March 31, 2006, total deposits increased by $1,497,000 as compared to December 31, 2005. As of March 31, 2006, non-interest bearing deposits decreased by $3,372,000, or 1.4% and interest bearing accounts increased by $4,869,000, or 0.4% when compared to December 31, 2005.

Borrowed funds are used as an additional source of funding for loans and investment securities. As of March 31, 2006, Omega had short-term borrowings (maturities within one year) in the amount of $76,367,000 as compared to $90,153,000 at December 31, 2005, representing a decrease of $13,786,000, or 15.3%. The primary reason for this decrease is a change in the Corporation’s overnight liquidity position. At December 31, 2005, overnight borrowings totaled $21,000,000 and at March 31, 2006 these borrowings were zero. Long-term debt was $28,901,000 at March 31, 2006 compared to $36,322,000 at December 31, 2005.
The balance of junior subordinated debt was $56,567,000 and $56,692,000 at March 31, 2006 and December 31, 2005, respectively.
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
At March 31, 2006, Omega and Omega Bank, its banking subsidiary, each met the regulatory definition of a “well capitalized” financial institution, i.e., a leverage ratio exceeding 5%, Tier 1 capital exceeding 6% and total capital exceeding 10%.
6.	Share Repurchase
On January 23, 2006, the Board of Directors of Omega approved a new share repurchase program authorizing the buy back of up to 10% of Omega’s outstanding common stock. At that time there were 12,604,477 common shares outstanding with 1,260,447 shares eligible to be repurchased. The program will remain in effect until the 10% limit is reached; however, it may be discontinued at any time by the Board of Directors. As of March 31, 2006, 83,600 shares were repurchased in conjunction with this program, at an average cost of $31.68 per share
Item 3. Quantitive and Qualitative Disclosures About Market
Omega is impacted by market risks, and has procedures in place to evaluate and mitigate these risks. These market risks and Omega’s procedures are described in the Management’s Discussion and Analysis of Financial Condition and Results of Operations – Market Risk section of the 2005 Annual Report to Shareholders attached as Exhibit 13.1 to the company’s From 10-K for the year ended December 31, 2005. To the knowledge of Omega, there have been no material changes in the market risks that impact Omega or its procedures relative to these risks, since December 31, 2005.
Item 4. Controls and Procedures
Quarterly evaluation of the Company’s Disclosure Controls and Internal Controls.
The Company’s management, with the participation of its chief executive officer and chief financial officer, conducted an evaluation, as of March 31, 2006, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)). Based on this evaluation, the Company’s CEO and CFO concluded that, as of the end of the period covered by this quarterly report, the Company’s disclosure controls and procedures were effective in reaching a reasonable level of assurance that (i) information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) information required to be disclosed by the Company in its reports that it files or submits under the Securities

Exchange Act of 1934 is accumulated and communicated to its management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, also conducted an evaluation of changes in the Company’s internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), to determine whether any changes occurred during the quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Based on that evaluation, there was no such change during the quarter ended March 31, 2006.
A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected .
PART II.Other Information
Item 1. Legal Proceedings
The Company and the Bank are involved in various legal proceedings incidental to their business. Neither the Company, the Bank nor any of their properties are subject to any material legal proceedings, nor are any such proceedings known to be contemplated by any governmental authority .
Item 1A. Risk Factors
Unless the context indicates otherwise, all references to “we,” “us,” “our” in this subsection “Risk Factors” refer to the Company and the Bank. In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect our business, financial condition or future results. The risk factors in our Annual Report on Form 10-K have not materially changed other than those risk factors which are set forth below. These changes should be read in conjunction with the risk factors included in our Annual Report on Form 10-K. The risks described in our Annual Report on Form 10-K, as amended below, are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
This Quarterly Report on Form 10-Q contains forward-looking statements that involve risk and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of many factors, including the risks faced by us described below and in our Annual Report on Form 10-K.
Changes in interest rates could adversely affect our financial condition and results of operations.
The operations of financial institutions, such as us, are dependent to a large degree on net interest income, which is the difference between interest income from loans and investments and interest expense on deposits and borrowings. Our net interest income is significantly affected by market rates of interest that in turn are affected by prevailing economic conditions, by the fiscal and monetary policies of the federal government and by the policies of various regulatory agencies. At March 31, 2006, total interest bearing liabilities maturing or re-pricing within one year exceeded total interest earning assets maturing or re-pricing during the same time period by $34,342,000, representing a cumulative one-year sensitivity ratio of .96. Simulation of interest rate changes suggests that if interest rates immediately decreased 100 basis points, our net interest income would likely decrease 3.0% over the next twelve months. Like all financial institutions, our balance sheet is affected by fluctuations in interest rates. We closely monitor the sensitivity of our net interest income to changes in interest rates and attempt to limit the variability. We attempt to manage such risk by modifying investment, lending, funding or pricing strategies. Volatility in interest rates can also result in disintermediation, which is the flow of funds away from financial institutions into direct investments, such as US Government and corporate securities and other investment vehicles, including mutual funds, which, because of the absence of federal insurance premiums and reserve requirements, generally pay higher rates of return than financial institutions.
Most of our loans are secured by real estate located in our market area. If there is a downturn in our real estate market, these borrowers may default on their loans and we may not be able to fully recover our loans.
A downturn in the real estate market could hurt our business because most of our loans are secured by real estate. As of March 31, 2006, approximately 71.8% of the book value of our loan portfolio consisted of loans collateralized by various types of real estate. Substantially all of our real property collateral is located in Central and Northeastern Pennsylvania. Real estate values and real estate markets are generally affected by changes in national, regional or local economic conditions, fluctuations in interest rates and the availability of loans to potential purchasers, changes in tax laws and other governmental statutes, regulations and policies and acts of nature. If real estate prices decline, the value of real estate collateral securing our loans could be reduced. Our ability to recover on defaulted loans by foreclosing and selling the real estate collateral would then be diminished and we would be more likely to suffer losses on defaulted loans. Any such downturn could have a material adverse effect on our business, financial condition and results of operations.
We have established an allowance for loan losses based on our management’s estimate. Actual losses could differ significantly from those estimates. If the allowance is not adequate, it could have a material adverse effect on our earnings and the price of our stock.
We have established an allowance for loan losses which management believes to be adequate to offset probable losses on our existing loans. At March 31, 2006, we allocated $2,000,000 of the loan loss reserve to one large commercial borrower who filed for bankruptcy protection in the first quarter of 2006. We estimated and provided for known exposures for this $20,000,000 loan; however evaluations of the credit continue. Because there is no precise method of estimating loan losses, our ongoing analysis of loan losses may cause our estimates to change in the future and, therefore, actual losses resulting from our loans may differ materially from our initial estimates. Moreover, there can be no assurance that any future declines in real estate market conditions, general economic conditions or changes in regulatory policies will not require us to increase our allowance for loan losses with respect to the $20,000,000 loan described above or other loans in our portfolio. Any increase in the allowance for loan losses will reduce our earnings and may adversely affect the price of our common stock.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On January 23, 2006, the Board of Directors of Omega approved a new share repurchase program authorizing the buy back of up to 10% of Omega’s outstanding common stock. At that time there were 12,604,477 common shares outstanding with 1,260,447 shares eligible to be repurchased. The program will remain in effect until the 10% limit is reached; however, it may be discontinued at any time by the Board of Directors. As of March 31, 2006, 83,600 shares were repurchased in conjunction with this program, at an average cost of $31.68 per share.

The shares purchased in the first quarter were as follows:

				(d) Maximum Number
			(c) Total Number	(or Approximate
	(a) Total		of Shares (or	Dollar Value) of
	Number of	(b) Average	Units) Purchased	Shares (or Units) that
	Shares (or	Price Paid	as Part of Publicly	May Yet Be
	Units)	per Share (or	Announced Plans	Purchased Under the
Period	Purchased	Unit)	or Programs	Plans or Programs
January 23, 2006 to January 31, 2006	—	—	—	1,260,447
February 1, 2006 to February 28, 2006	58,600	$31.10	58,600	1,201,847
March 1, 2006 to March 31, 2006	25,000	$33.05	25,000	1,176,847
Total	83,600	$31.68	83,600	1,176,847
Item 3. Defaults upon Senior Securities
None
Item 4. Submission of Matters to a Vote of Security Holders
None
Item 5. Other Information
None
Item 6. Exhibits

Exhibit
Number	Description
10.1*	Employment Agreement with Maureen Bufalino
31.1	Chief Executive Officer’s Rule 13a-14a/15d-14(a) (Section 302) Certification
31.2	Chief Financial Officer’s Rule 13a-14a/15d-14(a) (Section 302) Certification
32.1	Section 1350 (Section 906) Certification by Chief Executive Officer
32.2	Section 1350 (Section 906) Certification by Chief Financial Officer

*	Incorporated by reference from Omega’s Annual Report on Form 10-K for the year ended December 31, 2005.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OMEGA FINANCIAL CORPORATION

(Registrant)

May 10, 2006	By:	/s/ Donita R. Koval

Date		Donita R. Koval
President and
Chief Executive Officer

May 10, 2006		/s/ Daniel L. Warfel

Date		Daniel L. Warfel
Executive Vice President and
Chief Financial Officer

OMEGA FINANCIAL CORPORATION
QUARTERLY REPORT ON FORM 10-Q
MARCH 31, 2006
EXHIBIT INDEX

31.1	Chief Executive Officer’s Rule 13a-14a/15d-14(a) (Section 302) Certification	25
31.2	Chief Financial Officer’s Rule 13a-14a/15d-14(a) (Section 302) Certification	26
32.1	Section 1350 (Section 906) Certification by Chief Executive Officer	27
32.2	Section 1350 (Section 906) Certification by Chief Financial Officer	28