Form 10-Q
period 2006-06-30
OMEGA FINANCIAL CORP /PA/
filed 2006-08-07
CIK 705671

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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
The number of shares outstanding of each of the issuer’s classes of common stock as of August 4, 2006:
12,552,139 shares of Common Stock, $5.00 par value

Forward Looking Statements Disclosure
The information in this Quarterly Report on Form 10-Q contains forward looking statements (as such term is defined in the Securities Exchange Act of 1934, as amended, and the regulations thereunder), including, without limitation, statements as to the future loan and deposit volumes, the allowance and provision for possible loan losses, future interest rates and their effect on the financial condition or results of operations of Omega Financial Corporation (“Omega” or the “Company”), the classification of Omega’s investment portfolio or as to trends or management’s beliefs, expectations or opinions and other statements other than historical facts. Such forward looking statements are subject to risks and uncertainties and may be affected by various factors which may cause actual results to differ materially from those in the forward looking statements. In addition to the factors discussed in this report in Item 1A “Risk Factors”, certain risks, uncertainties and other factors, including, without limitation, risks arising from economic conditions and related uncertainties, changes in interest rates, federal and state regulation, competition and the adequacy of the allowance and provision for loan losses, are discussed in the Company’s 2005 Annual Report to Shareholders or in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005. A copy of the 2005 Annual Report to Shareholders, can be obtained by written request to David N. Thiel, Senior Vice President, Omega Financial Corporation, 366 Walker Drive, State College, Pennsylvania, 16801 or through our website at www.OmegaFinancial.com. The information on this website, is not, and should not be considered to be part of this Quarterly Report on Form 10-Q and is not incorporated by reference in this document. You should not place undue reliance on the Company’s forward looking statements. Further, any forward looking statement speaks only as of the date on which it is made, and Omega Financial Corporation undertakes no obligation to update or revise any forward looking statement.

Part I — Financial Information
Item 1. Financial Statements
OMEGA FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30,	December 31,
	2006	2005
Assets
Cash and due from banks	$55,460	$56,194

Interest bearing deposits with other banks	10,164	8,908
Federal funds sold	16,275	—

Trading securities	40	468
Investment securities available for sale	313,549	347,300
Other investments	12,013	6,055
Investment in unconsolidated subsidiary	1,625	1,625

Loans held for sale	292	264
Total portfolio loans	1,165,346	1,214,591
Less: Allowance for loan losses	(14,625)	(15,482)

Net portfolio loans	1,150,721	1,199,109

Premises and equipment, net	31,743	35,997
Other real estate owned	1,425	956
Bank-owned life insurance	76,304	75,144
Investment in limited partnerships	6,165	6,612
Core deposit intangibles	6,009	6,729
Other intangibles	1,139	1,193
Goodwill	159,184	159,191
Assets held for sale	31,749	—
Assets of discontinued operations	5,260	4,599
Other assets	29,284	29,635

TOTAL ASSETS	$1,908,401	$1,939,979

Liabilities and Shareholders’ Equity
Deposits:
Non-interest bearing	$238,406	$236,683
Interest bearing	1,145,457	1,185,847

Total deposits	1,383,863	1,422,530

Short-term borrowings	68,934	90,153
ESOP debt	1,665	1,845
Junior subordinated debentures	56,443	56,692
Long-term debt	28,565	36,322
Other interest bearing liabilities	825	882
Liabilities held for sale	36,762	—
Liabilities of discontinued operations	329	156
Other liabilities	12,196	12,909

TOTAL LIABILITIES	1,589,582	1,621,489

Shareholders’ Equity
Preferred stock, par value $5.00 per share:
Authorized - 5,000,000 shares, none issued
Common stock, par value $5.00 per share:
Authorized - 25,000,000 shares;
Issued - 12,753,258 shares at June 30, 2006; 12,670,323 shares at December 31, 2005;	63,782	63,368
Outstanding - 12,548,843 shares at June 30, 2006; 12,599,508 shares at December 31, 2005;
Capital surplus	101,605	99,874
Retained earnings	162,638	159,583
Accumulated other comprehensive income	(2,034)	(1,226)
Unearned compensation related to ESOP debt	(994)	(1,125)
Cost of common stock in treasury:
204,415 shares at June 30, 2006
70,815 shares at December 31, 2005	(6,178)	(1,984)

TOTAL SHAREHOLDERS’ EQUITY	318,819	318,490

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,908,401	$1,939,979

OMEGA FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share data)
Unaudited

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Interest Income:
Interest and fees on loans	$20,372	$19,612	$40,209	$38,959
Interest and dividends on investment securities	3,077	2,689	6,181	5,056
Other interest income	241	338	342	696

TOTAL INTEREST INCOME.	23,690	22,639	46,732	44,711
Interest Expense:
Interest on deposits	6,409	5,559	12,304	10,251
Interest on short-term borrowings	663	438	1,434	928
Interest on long-term debt and other interest bearing liabilities	1,248	1,292	2,512	2,940

TOTAL INTEREST EXPENSE	8,320	7,289	16,250	14,119

NET INTEREST INCOME	15,370	15,350	30,482	30,592
Provision for loan losses	100	180	220	322

INCOME FROM CREDIT ACTIVITIES	15,270	15,170	30,262	30,270
Other Income:
Service fees on deposit accounts	2,598	2,308	4,952	4,448
Service fees on loans	443	315	825	627
Earnings on bank-owned life insurance	552	574	1,159	1,149
Trust fees	1,025	1,079	2,145	2,171
Investment and insurance product sales	618	757	1,542	1,810
Gain on the early extinguishment of debt	—	—	—	1,043
Gain (loss) on sale of loans and other assets	64	(39)	121	(378)
Net gains on the sale of investment securities	176	549	238	1,537
Other	1,215	1,149	2,381	2,178

TOTAL OTHER INCOME	6,691	6,692	13,363	14,585
Other Expense:
Salaries and employee benefits	7,308	7,324	14,793	14,519
Net occupancy expense	1,083	1,029	2,188	2,102
Equipment expense	1,143	1,019	2,271	2,097
Data processing service	673	621	1,318	1,247
Pennsylvania shares tax	728	549	1,440	1,168
Amortization of intangible assets	222	234	443	357
Other	3,870	4,309	7,449	7,970

TOTAL OTHER EXPENSE	15,027	15,085	29,902	29,460

Income before income taxes and discontinued operations	6,934	6,777	13,723	15,395
Income tax expense	1,568	1,343	3,051	3,383

Income from continuing operations	5,366	5,434	10,672	12,012

Discontinued operations:
Income (Loss) from discontinued operations, net of tax	125	(53)	162	(54)
Loss on disposal of discontinued operations, net of tax	(146)	—	(146)	—

(Loss) income from discontinued operations	(21)	(53)	16	(54)

NET INCOME	$5,345	$5,381	$10,688	$11,958

Net income per common share:
Basic	$0.43	$0.43	$0.85	$0.95
Diluted	$0.42	$0.43	$0.85	$0.95
Net income per common share from continuing operations:
Basic	$0.43	$0.43	$0.85	$0.95
Diluted	$0.43	$0.43	$0.85	$0.95
Net income per common share from discontinued operations:
Basic	$0.00	$0.00	$0.00	$0.00
Diluted	$0.00	$0.00	$0.00	$0.00
Weighted average shares and equivalents:
Basic	12,572	12,607	12,579	12,601
Diluted	12,616	12,660	12,624	12,659
Dividends declared per share:
Common	0.31	0.31	0.62	0.62

OMEGA FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended
	June 30,
	2006	2005
Cash flows from operating activities:
Net income	$10,688	$11,958
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,516	2,147
Provision for loan losses and off-balance sheet reserve	232	312
Gain on sale of investment securities	(238)	(1,537)
Gain on early extinguishment of debt	—	(1,043)
Non-monetary gift	—	45
Gain on sale of fixed assets and other property owned	(81)	(3)
Loss on sale of loans and leases	—	381
Provision for deferred income tax	1,065	2,912
Increase in cash surrender value of bank owned life insurance	(1,160)	(1,148)
(Increase) decrease in interest receivable and other assets	(802)	462
Increase (decrease) in interest payable	138	(101)
Increase in taxes payable	150	411
Amortization of deferred net loan (fees) costs	172	(153)
Deferral of net loan fees	(245)	110
Decrease in accounts payable and accrued expenses	(1,165)	(2,390)

Total adjustments	582	405

Net cash provided by operating activities	11,270	12,363

Cash flows from investing activities:
Investment securities available for sale:
Proceeds from sales	18,615	55,536
Proceeds from maturities	30,309	30,787
Cash used for purchases	(22,562)	(79,532)
Proceeds from sale of Trading Account	435	—
(Increase) decrease in interest bearing deposits with other banks	(1,256)	5,969
Decrease in loans and leases	18,175	48,688
Gross proceeds from sale of loans and leases	2,312	24,978
Return of capital (investment) in limited partnership	32	(69)
Sale of investment in limited partnership	—	1,088
Capital expenditures	(1,150)	(3,419)
Sale of fixed assets and other property owned	195	2,273
(Increase) decrease in federal funds sold	(16,275)	6,025

Net cash provided by investing activities	28,830	92,324

Cash flows from financing activities:
Net change in demand deposits, checking with interest and savings	(19,402)	19,654
Net Change in time deposits	18,027	(9,536)
Decrease in short-term borrowings, net	(29,819)	(34,595)
Issuance of long term debt	1,500	—
Principal payment on long term debt	(667)	(66,615)
Net change in other interest bearing liabilities	(57)	(12)
Dividends paid	(7,830)	(7,817)
Issuance of common stock	2,145	769
Acquisition of treasury stock	(4,194)	(260)

Net cash used in financing activities	(40,297)	(98,412)

Net increase (decrease) in cash and cash equivalents	$(197)	$6,275

Cash and cash equivalents at beginning of period	$56,194	$47,877
Cash and cash equivalents at end of period	55,997	54,152

Net increase (decrease) in cash and cash equivalents	$(197)	$6,275

OMEGA FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

Interest paid	$16,121	$14,220
Income taxes paid	$2,094	—

Supplemental schedule of noncash investing and financing activities:
Noncash activity:
Transfers of loans to other real estate owned	$531	$73

Cash and cash equivalents
Cash equivalents consist of non-interest bearing deposits with other banks and is classified as follows:

Cash and due from banks	$55,460
Cash included in Assets Held for Sale	537

Total cash	$55,997

OMEGA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005
A.	Basis of Presentation:

The accompanying Consolidated Financial Statements include Omega Financial Corporation (“Omega”, the “Company” or the “Corporation”), a financial holding company, and the combined results of its wholly owned banking and non-banking subsidiaries. The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2006 are not necessarily indicative of the results that may be experienced for the fiscal year ending December 31, 2006 or any other interim period. For further information, refer to the Consolidated Financial Statements and Footnotes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

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

Stock-based compensation

In December 2004, the Financial Accounting Standard Board (FASB) issued SFAS 123 (revised 2004), Share Based Payments (SFAS 123R), an amendment to SFAS 123, Accounting for Stock—Based Compensation. SFAS 123R establishes accounting requirements for share-based compensation to employees and carries forward prior guidance on accounting for awards to non-employees. The provisions of this statement became effective January 1, 2006 for all equity awards granted after the effective date and for vesting or modifications of previously issued awards. SFAS 123R requires an entity to recognize compensation expense based on an estimate of the number of awards expected to vest, exclusive of awards expected to be forfeited. The Corporation adopted SFAS 123R on January 1, 2006, on a modified prospective basis. At December 31, 2005, all awards previously granted by Omega were fully vested and no additional grants have been awarded as of June 30, 2006; therefore, there is no related expense recognized in the first six months of 2006. Future expense will depend on the type, amount, timing and vesting provisions of the share-based compensation granted.

Previous to January 1, 2006, Omega accounted for stock-based compensation using the intrinsic value method in accordance with Accounting Principles Board (APB) Opinion 25, “Accounting for Stock Issued to Employees”, and had adopted the disclosure provisions of FASB No. 148, “Accounting for Stock-Based Compensation”. The following pro forma information for the three and six months ended June 30, 2005, regarding net income and earnings per share assumes the adoption of Statement No. 123 for stock options granted subsequent to December 31, 1994. The estimated fair value of the options were amortized to expense over the vesting period.

The fair value was estimated at the date of grant using a Black-Scholes option-pricing model utilizing various assumptions. Compensation expense, net of related tax, is included in the pro forma net income reported below (in thousands, except per share data.)

		Three Months ended	Six Months ended
		June 30, 2005	June 30, 2005
Net income	As reported	$5,381	$11,958
	Pro forma	5,379	11,950
Compensation expense, net of tax		2	8

Basic earnings per share	As reported	$0.43	$0.95
	Pro forma	0.43	0.95

Diluted earnings per share	As reported	$0.43	$0.95
	Pro forma	0.43	0.95
The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because Omega’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of the Company’s employee stock options.

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

No options have been issued under any of these plans in 2006 and all options previously issued were vested prior to January 1, 2006. Therefore, no compensation expense has been recognized in the first six months of 2006.

The Employee Stock Purchase Plan (“ESPP”) provides for options to purchase common stock of Omega to all employees of Omega and its subsidiaries who meet certain service requirements. The aggregate number of shares which may be issued upon the exercise of options under the SOPs is 1,125,000 shares. ESPP options outstanding at June 30, 2006 have a current weighted-average exercise price of $31.90 and a weighted average remaining contractual life of 2.60 years. There are 140,243 options outstanding as of June 30, 2006 and all of these options are exercisable.

The 1986 Plan, the 1996 Plan and the 2006 Plan (collectively, the “SOPs”) provide for options to purchase common stock of Omega to officers and key employees. Options under the 2006 Plan can also be granted to Omega’s directors. No additional grants will be made under the 1986 Plan and 1996 Plan because future grants will be made only under the 2006 Plan. The aggregate number of shares that may be issued upon the exercise of options under these Plans are 1,841,738 shares. The SOPs options outstanding at June 30, 2006 a have weighted average exercise price of $32.43 and a weighted average remaining contractual life of 4.77 years. As of June 30, 2006, there are 527,528 options outstanding under these plans and all are exercisable.

The 1994 Plan and the 2004 Plan (collectively, the “Director Plans”) provide for options to purchase common stock of Omega to directors. No additional awards will be granted under the Director Plans as future options to directors will be granted under the 2006 Plan. Director Plans options outstanding at June 30, 2006 have a weighted average exercise price of $32.27 As of June 30, 2006, 33,864 of these options are outstanding and exercisable.

A summary of the status of Omega’s stock-based compensation plans as of June 30, 2006 is presented below:

	Employee Stock		Employee Stock		Director Stock
	Purchase Plan		Option Plan		Option Plan
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price
Outstanding, December 31, 2005	156,259	$31.82	601,460	$31.63	36,210	$32.20
Granted
Acquired options
Exercised	(9,718)	27.93	(72,071)	25.60	(1,146)	24.63
Forfeited	(6,298)	31.55	(1,861)	36.99	(1,200)	21.33

Outstanding, June 30, 2006	140,243	31.90	527,528	32.43	33,864	32.27

Exercisable at June 30, 2006	140,243		527,528		33,864
Reclassification

Certain amounts in 2005 financial statements have been reclassified to segregate balances and results associated with discontinued operations and to conform to the 2006 presentation. The reclassification had no impact on net income.

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

In June 2005, the FASB ratified the consensus reached by the EITF on Issue No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights”. EITF 04-5 provides guidance in assessing when a general partner should consolidate its investment in a limited partnership or similar entity. The provisions of EITF 04-5 were required to be applied beginning June 30, 2005 by general partners of all newly formed limited partnerships and for existing limited partnerships for which the partnership agreements are modified and is effective for general partners in all other limited partnerships beginning January 1, 2006. The adoption of EITF 04-5 did not have a material impact on our consolidated financial condition or results of operations.

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. In addition, FIN 48 provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 also requires expanded disclosures, including a rollforward of unrecognized tax benefits as well as specific detail related to tax uncertaintainties for which it is reasonably possible the amount of unrecognized tax benefit will significantly change within 12 months. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of adopting this statement on our consolidated financial condition, results of operations and cash flows.

B.	Discontinued Operations

On June 19, 2006, the Corporation entered into an agreement to sell Sentry Trust Company. The transaction is expected to close in the third quarter of 2006. Settlement of this transaction is dependent on several conditions, including, but not limited to, obtaining necessary regulatory approval, completion within a required timeframe, as well as minimum performance levels for the Company. The results of Sentry are reflected as discontinued operations in the consolidated statements of income and the related assets and liabilities of Sentry Trust have been segregated as such on the consolidated balance sheets.

The following is a summary of the assets and liabilities of discontinued operations related to the sale of Sentry Trust (in thousands).

	June 30,	December 31,
	2006	2005
Assets:
Premise and equipment	$2,343	$2,394
Goodwill	1,813	1,813
Other intangible	1,261	1,336
Other assets	(157)	(944)

Total assets	$5,260	$4,599

Liabilities:
Other liabilities	$329	$156

Total liabilities	$329	$156

The results of Sentry Trust are presented as discontinued operations in a separate category on the consolidated statements of income. The following is a summary of the income from discontinued operations for the three and six months ended June 30, 2006 and 2005 (in thousands).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Other Income:
Trust fees	509	397	972	971
Investment and insurance product sales	14	22	36	41
Other	—	30	—	30

Total other Income	523	449	1,008	1,042
Other expense:
Salaries and employee benefits	170	397	439	753
Net occupancy expense	3	35	8	73
Equipment expense	10	12	21	23
Pennsylvania shares tax	20	—	41	—
Amortization of intangible assets	34	40	74	80
Other	96	94	176	243

Total other expense	333	578	759	1,172

Income from discontinued operations before taxes and disposal	190	(129)	249	(130)
Income tax expense	65	(76)	87	(76)

Income from discontinued operations before loss on disposal	125	(53)	162	(54)

Gain on disposal of discontinued operations	425	—	425	—
Income Tax Expense	571	0	571	0

(Loss) income from disposal of discontinued operations	(146)	0	(146)	0

(Loss) income from discontinued operations	(21)	(53)	16	(54)

The following is a summary of the cash flows from discontinued operations for the six months ended June 30, 2006 and 2005 (in thousands).

	June 30,
	2006	2005

Net cash provided by (used in) operating activities	$36	$(430)
Net cash provided by (used in) investing activities	(342)	627
Net cash provided by (used in) financing activities	—	600

Net increase (decrease) in cash and cash equivalents of discontinued operations	$(306)	$797

C.	Assets and Liabilities Held for Sale

On July 31, 2006, the Corporation entered into agreements to sell three branch locations of Omega Bank, including the Steelton, Middletown and Mechanicsburg offices. The decision to sell the branches was a result of the Corporation’s efforts to refine its retail network in the wake of the 2004 merger with Sun Bancorp, Inc.. The branch sales are expected to close before December 31, 2006 and result in a total pre-tax gain of approximately $2.3 million. The assets and liabilities of these branches are classified as held for sale on the June 30, 2006 consolidated balance sheet. Amounts required at settlement for this transaction are expected to come from funds invested in federal funds sold at Omega Bank.

The following is a summary of the assets and liabilities held for sale related to the sale of the branches as of June 30, 2006 (in thousands).

June 30,
2006
Assets Held for Sale
Cash	$537
Loans	27,469
Less: Allowance for loan losses	(231)

Net loans	27,238
Premise and equipment	3,480
Core deposit intangible	331
Other assets	163

Total assets held for sale	$31,749

Liabilities Held for Sale
Deposits:
Non-interest bearing	$2,995
Interest bearing	33,794

Total deposits	36,789
Other liabilities	(27)

Liabilities held for sale	$36,762
D.	Commitments, Contingent Liabilities and Guarantees:

In the ordinary course of business, Omega makes commitments to extend credit to its customers through letters of credit and lines of credit.

Standby letters of credit are instruments issued by the Corporation’s bank subsidiary that guarantee the beneficiary payment by the bank in the event of default by the bank’s customer in the non-performance of an obligation or service. Most standby letters of credit are issued for one-year periods. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The bank holds collateral supporting those commitments for which collateral is deemed necessary. At June 30, 2006, standby letters of credit issued and outstanding amounted to $25,510,000 as compared to $26,462,000 on December 31, 2005. The fair market value of the standby letters of credit at June 30, 2006 and December 31, 2005 was $151,000 and $139,000, respectively. The fair market value of standby letters of credit is recorded as a liability in accordance with FIN 45.

At June 30, 2006, the bank had $299,155,000 outstanding in loan commitments and other unused lines of credit extended to its customers. Of this amount, $216,859,000, or 72.5%, were commercial commitments. The remaining amounts of $82,296,000 were commitments to consumers for mortgage and home equity loans and personal lines of credit.

Omega’s Employee Stock Ownership Plan (ESOP) incurred debt in 1990 of $5,000,000, which is collateralized by a mortgage on the Corporation’s administrative center and the Corporation’s guarantee. As of June 30, 2006, the balance of the ESOP debt was $1,665,000 as compared to $1,845,000 at December 31, 2005.

E.	Investment Securities:

The following schedule details characteristics of the investment portfolio as of June 30, 2006 and December 31, 2005 (in thousands).

	Securities Classified as Available for Sale
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
June 30, 2006	Cost	Gains	Losses	Value
U.S. Treasury securities and obligations of other U.S. Government agencies and corporations	$214,215	$5	$(3,224)	$210,996
Obligations of state and political subdivisions	28,905	—	(598)	28,307
Corporate and other securities	3,342	7	(50)	3,299
Mortgage-backed securities	64,318	44	(2,414)	61,948
Common Stock	5,898	3,118	(17)	8,999

Total	$316,678	$3,174	$(6,303)	$313,549

	Securities Classified as Available for Sale
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
December 31, 2005	Cost	Gains	Losses	Value
U.S. Treasury securities and obligations of other U.S. Government agencies and corporations	$213,566	$—	$(3,443)	$210,123
Obligations of state and political subdivisions	56,290	57	(608)	55,739
Corporate and other securities	3,420	8	(40)	3,388
Mortgage-backed securities	69,992	70	(1,420)	68,642
Common Stock	5,917	3,507	(16)	9,408

Total	$349,185	$3,642	$(5,527)	$347,300

The following table shows gross unrealized losses and fair value, aggregated by category and length of time that individual investment securities have been in a continuous unrealized loss position, at June 30, 2006 and December 31, 2005 (in thousands):

	Less Than 12 Months		12 Months or Longer
	Fair	Unrealized	Fair	Unrealized
June 30, 2006	Value	Losses	Value	Losses

U.S. Treasury securities and obligations of other U.S. Government agencies and corporations	$75,220	$979	$132,934	$2,245
Obligations of state and political subdivisions	8,170	140	19,841	458
Corporate and other securities	1,105	11	1,110	40
Mortgage-backed securities	31,809	1,161	28,377	1,253

Debt securities	116,304	2,291	182,262	3,996

Common stock	147	16	—	—

Total temporarily impaired securities	$116,451	$2,307	$182,262	$3,996

	Less Than 12 Months		12 Months or Longer
	Fair	Unrealized	Fair	Unrealized
December 31, 2005	Value	Losses	Value	Losses

U.S. Treasury securities and obligations of other U.S. Government agencies and corporations	$88,226	$894	$121,897	$2,549
Obligations of state and political subdivisions	13,923	148	19,300	460
Corporate and other securities	969	10	1,320	30
Mortgage-backed securities	47,865	1,012	18,482	408

Debt securities	150,983	2,064	160,999	3,447

Common stock	147	16	—	—

Total temporarily impaired securities	$151,130	$2,080	$160,999	$3,447

The unrealized losses at June 30, 2006 are considered to be temporary impairments, as the majority of the investments are debt securities whose decline in value is due primarily to interest rate fluctuations. As a result, management believes the payment of contractual cash flows, including principal repayment, is not at risk. Management has the intent and ability to hold these investments until market recovery or maturity. Debt securities with unrealized losses for a period of less than 12 months include 23 investments in U.S. Government agency debt securities, 14 investments in mortgage-backed securities, 7 investments in corporate securities and 22 investments in obligations of state and municipal subdivisions. Debt securities with unrealized losses for a period of 12 months or longer include 72 investments in U.S. Government agency debt securities, 8 investments in corporate securities, 48 investments in obligations of state and municipal subdivisions and 22 investments in mortgage-backed securities. Debt securities included in the above table have maturity or pre-refund dates ranging from July 2006 to May 2027. The unrealized loss position for each security ranges from .01% to 5.96% of the securities’ amortized cost as of June 30, 2006. Unrealized losses for a period of less than 12 months on common stock are due to two equity investments.

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

Trading securities at June 30, 2006 consist of assets held in Rabbi Trusts, including mutual funds and cash equivalents. During the first quarter of 2006, investments with a market value of $435,000 were liquidated and paid out of the trust. The increase in the market value of the remaining trading securities during the six months ended June 30, 2006 was $3,000.

Other investments primarily include Federal Reserve Bank and Federal Home Loan Bank stock.

F.	Income Taxes:

The effective tax rate for the three months ended June 30, 2006 was 29.2%, as a result of a 22.6% effective rate on income from continuing operations, 34.2% effective rate on income of discontinued operations and 134.4% effective rate on the disposal of discontinued operations. The second quarter of 2005 had an effective rate of 19.1%, a result of a 19.8% effective rate on income from continuing operations and 58.9% rate on income from discontinued operations. The increase in effective tax rate on income from continuing operations from 19.8% in 2005 to 22.6% in 2006 is the result of favorable tax treatment from the charitable contribution of real estate in 2005. The high effective rate on the income from disposal of discontinued operations is a result of permanent differences in the book and tax basis of those assets.

The effective tax rate for the six months ended June 30, 2006 was 25.8%, as a result of a 22.2% effective rate on income from continuing operations, 34.9% rate on income of discontinued operations and 103.4% rate on the disposal of discontinued operations. In 2005, the effective tax rate was 21.7% as a result of a 22.0% rate on income from continuing operations and a 58.5% on income from discontinued operations. For the year ended December 31, 2005, the effective tax rate was 21.3%, as a result of a 21.4% effective rate on income from continuing operations and 38.3% effective rate on income from discontinued operations.

G.	Long-term Debt:

The following schedule shows the change in composition of long-term debt since December 31, 2005 (in thousands.)

	June 30, 2006	December 31, 2005
Notes payable to Federal Home Loan Bank, with fixed rates between 3.07% and 6.80%	$28,565	$32,732
Notes payable to another financial institution with a fixed interest rate of 2.84%	—	3,590

Total Long-term Debt	$28,565	$36,322

ESOP Debt Guarantee	$1,665	$1,845

H.	Comprehensive Income:

Components of other comprehensive income consist of the following (in thousands):

	Three Months Ended June 30, 2006			Three Months Ended June 30, 2005
		Tax			Tax
	Before	Expense		Before	Expense
	Tax	Or	Net-of-Tax	Tax	Or	Net-of-Tax
	Amount	(Benefit)	Amount	Amount	(Benefit)	Amount
Net Income from continuing operations	$6,934	$1,568	$5,366	$6,777	$1,343	$5,434
Net Income (loss) from discontinued operations	615	636	(21)	(129)	(76)	(53)

Net income	7,549	2,204	5,345	6,648	1,267	5,381
Other comprehensive income:
Unrealized gains (losses) on available for sale securities:
Unrealized holding gains (losses) arising during the period	(524)	(183)	(341)	1,192	417	775
Less reclassification adjustment for gains included in net income	(176)	(62)	(114)	(549)	(192)	(357)

Other comprehensive income (loss)	(700)	(245)	(455)	643	225	418

Total comprehensive income	$6,849	$1,959	$4,890	$7,291	$1,492	$5,799

	Six Months Ended June 30, 2006			Six Months Ended June 30, 2005
	Before	Tax Expense		Before	Tax Expense
	Tax	or	Net-of-Tax	Tax	or	Net-of-Tax
	Amount	(Benefit)	Amount	Amount	(Benefit)	Amount
Net Income from continuing operations	$13,723	$3,051	$10,672	$15,395	$3,383	$12,012
Net Income (loss) from discontinued operations	674	658	16	(130)	(76)	(54)

Net income	14,397	3,709	10,688	15,265	3,307	11,958
Other comprehensive income:
Unrealized gains (losses) on available for sale securities:
Unrealized holding gains (losses) arising during the period	(1,005)	(352)	(653)	(1,666)	(583)	(1,083)
Less reclassification adjustment for gains included in net income	(238)	(83)	(155)	(1,537)	(538)	(999)

Other comprehensive income (loss)	(1,243)	(435)	(808)	(3,203)	(1,121)	(2,082)

Total comprehensive income	$13,154	$3,274	$9,880	$12,062	$2,186	$9,876

I.	Earnings Per Share

Basic earnings per share are computed by dividing income available to common stockholders by the weighted average number of shares outstanding for the period. On a diluted basis, both earnings and shares outstanding are adjusted to assume the conversion of all potentially dilutive securities into common stock. (in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Numerator
Income from continuing operations	$5,366	$5,434	$10,672	$12,012
Income (loss) from discontinued operations	(21)	(53)	16	(54)

Net Income	$5,345	$5,381	$10,688	$11,958

Denominator
Basic weighted-average shares outstanding	12,572	12,607	12,579	12,601
Dilutive potential shares from stock-basked compensation	40	49	41	54
Potential Shares required for contract settlement	4	4	4	4

Dilutive weighted-average shares outstanding	12,616	12,660	12,624	12,659

Earnings per share — Basic
Income from continuing operations	$0.43	$0.43	$0.85	$0.95
Income (loss) from discontinued operations	0.00	0.00	0.00	0.00

Net Income	$0.43	$0.43	$0.85	$0.95

Earnings per share — Diluted
Income from continuing operations	$0.43	$0.43	$0.85	$0.95
Income (loss) from discontinued operations	0.00	0.00	0.00	0.00

Net Income (1)	$0.42	$0.43	$0.85	$0.95

(1)	Totals may not sum due to rounding

J.	Goodwill and Other Intangible Assets:

As a result of the acquisition of Sun Bancorp, Inc. in the fourth quarter of 2004, Omega recorded core deposit intangible assets and goodwill of $7,728,000 and $161,173,000, respectively. The recorded goodwill balance at June 30, 2006 was $160,997,000. Management’s current analysis indicates that as of June 30, 2006, a decline in Omega’s market capitalization in excess of 18.9% would trigger further analysis of the carrying value of goodwill, which could result in an adjustment to its value. The weighted average life of all finite-lived intangible assets is 8.50 years. The estimates included in the valuation of the core deposit intangible are generally consistent with the runoff experienced to date on the acquired deposits. A summary of intangible assets at June 30, 2006 and December 31, 2005 follows (in thousands):

	June 30,	December 31,
	2006	2005

Core deposit intangible
Gross carrying amount	$7,885	$7,885
Less: accumulated amortization	1,545	1,156

Net carrying amount	6,340	6,729

Customer relationship intangibles
Gross carrying amount	2,700	2,700
Less: accumulated amortization	430	307

Net carrying amount	2,270	2,393

Trade name intangible with finte life
Gross carrying amount	36	36
Less: accumulated amortization	36	30

Net carrying amount	—	6

Total finite-lived intangibles
Gross carrying amount	10,621	10,621
Less: accumulated amortization	2,011	1,493

Net carrying amount	8,610	9,128

Trade name intangible with infinite life
Gross carrying amount	$130	$130
The net carrying amount of the core deposit intangible above includes $331,000 related to the three branch locations being sold and is classified on the balance sheet in assets held for sale. The customer relationship intangible includes $1,261,000 related to Sentry Trust and is classified on the balance sheet as assets of discontinued operations. Goodwill of $1,813,000 has been allocated to the Sentry Trust business and is classified on the balance sheet as assets of discontinued operations.

K.	Subsequent Event:

On July 31, 2006, Omega entered into agreements to sell three branch locations of Omega Bank. An agreement was reached with Mid Penn Bancorp, Inc. for sale of the Steelton and Middletown offices, while Orrstown Financial Services, Inc will acquire the Mechanicsburg Office. All three branches were acquired by Omega as part of the Sun Bancorp, Inc. acquisition in 2004 and are being sold as part of the Company’s continuing efforts to refine its retail network after the Sun merger. Both transactions are expected to close before December 31, 2006 and result in a total pre-tax gain of approximately $2.3 million. As of June 30, 2006, outstanding loans in the three branches totaled $27,469,000 and deposits totaled $36,789,000. The assets and liabilities of these branches are classified as held for sale on the June 30, 2006 consolidated balance sheet.

OMEGA FINANCIAL CORPORATION AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Investment Considerations
In analyzing whether to make, or to continue to make, an investment in Omega, investors should consider among other factors, certain investment considerations more particularly described in “Item 1A. Risk Factors” in this report and in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.
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

Omega’s accounting policy for the determination of goodwill and other intangibles also has a significant reliance on the use of estimates. Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. Other intangible assets represent purchased assets that also lack physical substance but can be separately distinguished from goodwill because of contractual or other legal rights or because the asset is capable of being sold or exchanged either on its own or in combination with a related contract, asset or liability. It is Omega’s policy that goodwill be tested at least annually for impairment. Management’s current analysis indicates that as of June 30, 2006, an 18.9% decline in Omega’s market capitalization would trigger further analysis of the carrying value of goodwill, which could result in an adjustment to its value.

Intangible assets with finite lives include core deposits, customer relationships and trade names. Intangible assets are subject to impairment testing whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Core deposit, customer relationship and certain trade name intangibles are amortized over a period of time that represents their expected life using method of amortization that reflects the pattern of economic benefit. Management estimates that consecutive annual declines of more than 10% of the acquired customer base subsequent to June 30, 2006 could result in an impairment of the core deposit intangible and affect Omega’s operating results in future years.

1.	Comparison of the Three and Six Months Ended June 30, 2006 and 2005
Operations Overview
A.	Three Months Ended June 30, 2006 and 2005
Income from continuing operations before income taxes for the second quarter of 2006, increased $157,000, or 2.3%, when compared to the same period in 2005. Income from credit activities increased $100,000 from $15,170,000 in the second quarter of 2005 to $15,270,000 in the second quarter of 2006. Other income decreased only $1,000 for the three month period, despite the fact that gains on the sale of loans, investments and other assets contributed $270,000 less in revenue in the second quarter of 2006 than in the second quarter of 2005. Other expense decreased by $58,000, or .4% when comparing the second quarter of 2006 to the same period in 2005.

Income taxes from continuing operations for the second quarter of 2006, increased $225,000, or 16.8%, due primarily to the favorable tax treatment related to the charitable contribution of real estate in 2005. The effective tax rate for the second quarter of 2006 was 22.6%, as compared to 19.8% in the second quarter of 2005. Income from continuing operations, net of taxes decreased $68,000 or 1.3%.

In the second quarter of 2006, income, net of tax, from discontinued operations, which reflect the results of Sentry Trust, increased $32,000 when compared to the same period in 2005. Actual operating results, net of tax, of discontinued operations increased $178,000 for the second quarter of 2006. This gain was offset by a loss on disposal, net of tax, of $146,000, which was recognized in the second quarter of 2006.

Net income for the second quarter of 2006 was $5,345,000, or 0.7%, lower than the second quarter of 2005. The effective tax rate for the second quarter of 2006 was 29.2%, as a result of a 22.6% effective tax rate on income from continuing operations, 34.2% on income from discontinued operations and 134.4% from the loss on disposal of discontinued operations. The second quarter of 2005 had an effective rate of 19.1%, as a result of a 19.8% effective tax rate on income from continuing operations and 58.9% from discontinued operations.

The following are selected key ratios for the periods:

	Three Months Ended			Six Months Ended
	June 30,		March 31,	June 30,
	2006	2005	2006	2006	2005

Return on average assets (annualized)	1.12%	1.07%	1.11%	1.12%	1.18%
Return on average tangible assets (annualized)	1.23	1.17	1.22	1.23	1.29
Return on average stated equity (annualized)	6.64	6.73	6.65	6.65	7.49
Return on average tangible equity (annualized)	14.06	14.47	14.12	14.09	16.28
Dividend payout ratio	72.78	72.66	73.05	72.80	65.37

Average equity to average assets (stated)	16.86	15.97	16.76	16.81	15.76
Average equity to average assets (tangible)	8.74	8.12	8.66	8.70	7.93
B.	Six months ended June 30, 2006 and 2005
For the first six months of 2006, income from continuing operations before income taxes decreased by $1,672,000, or 10.9%, compared to the same period in 2005. Income from credit activities decreased $8,000 while non-interest income decreased by $1,222,000, or 8.4%. The primary reason for this decline is the gain on early extinguishment of debt of $1,043,000 that occurred in 2005. Non-interest expense increased by $442,000, or 1.5%, compared to the same period in 2005.

The tax provision on continuing operations, for the first six months of 2006 decreased by $332,000, or 9.8%, when compared to the first six months of 2005. The effective tax rate on income from continuing operations, for this period increased from 22.0% in 2005 to 22.2% for the corresponding period in 2006.

Income from discontinued operations increased $70,000 in the first six months of 2006 when compared to the same period in 2005. Actual operating results, net of tax, of discontinued operations increased $216,000 for the six month period. This gain was offset by a loss on disposal, net of tax, of $146,000, which was recognized in the second quarter of 2006.

Net income for the six months ended June 30, 2006 was $1,270,000, or 10.6%, lower than the same period in 2005. The effective tax rate for the six months ended June 30, 2006 was 25.8%, as a result of a 22.2% effective tax rate on income from continuing operations, 34.9% on income from discontinued operations and 103.4% from the loss on disposal of discontinued operations. The six month period ended June 30, 2005 had an effective rate of 21.9%, as a result of a 22.0% effective tax rate on income from continuing operations and 58.5% from discontinued operations.
Net Interest Income
A.	Three Months Ended June 30, 2006 and 2005
Net interest income for the second quarter of 2006 was $15,370,000, an increase of $20,000 or 0.1%, compared to net interest income of $15,350,000 in the second quarter of 2005. The taxable equivalent net interest margin, at 4.09% for the second quarter of 2006, was 19 basis point higher than the second quarter of 2005. Compared to the second quarter of 2005, average earning assets decreased $82,322,000 or 5.0% in the second quarter of 2006. This change resulted in a decrease in interest income of $1,167,000 but was more than offset by a $2,218,000 increase in interest income due to rate changes. The yield on average earning assets in the second quarter of 2006 increased by 57 basis points when compared to the second quarter of 2005 while cost of funding increased by 36 basis points.
B.	Six months ended June 30, 2006 and 2005
Net interest income for the six months ended June 30, 2006 was $30,482,000, a decrease of $110,000, or 0.4%, compared to net interest income of $30,592,000 in the same period in 2005. The taxable equivalent net interest margin, at 4.04% for the first six months of 2006, was 19 basis points higher than the first six months of 2005. Average earning assets decreased $99,685,000, or 6.0%, in the first six months of 2006 compared to the first six months of 2005. This change resulted in a $2,933,000 decrease in interest income, but was more than offset by an increase of $4,954,000 due to rate changes. Yields on average earning assets in the first six months of 2006 increased by 61 basis points when compared to 2005’s first six months, while cost of funding increased by 39 basis points. The increased cost of funding sources resulted in additional interest expense of $3,228,000, but was partially offset by a decrease in interest expense of $1,097,000 due to balance decreases.

The following are key net interest margin ratios (annualized):

	Three Months Ended			Six Months Ended
	June 30,		March 31,	June 30,
	2006	2005	2006	2006	2005

Yield on average earning assets	6.10%	5.53%	5.92%	6.01%	5.40%
Cost to fund earning assets	2.14	1.78	2.05	2.10	1.71
Net interest margin	3.96	3.75	3.87	3.91	3.68
Net interest margin — tax equivalent	4.09	3.90	4.01	4.04	3.85
At June 30, 2006, Omega had $750,774,000 of earning assets scheduled to reprice over the next twelve months as compared to $816,798,000 in interest-sensitive liabilities, resulting in a negative gap of $66,024,000, or 3.5%, of assets. In order to predict net interest income at risk over the next twelve months based on hypothetical rate movements, a rate shock simulation was performed on the balance sheet, assuming that interest rates would increase and decrease by 100 and 200 basis points. These simulations assume no volume or mix changes in the balance sheet. As the table below indicates, Omega is exposed to a possible loss of income over the next twelve months if interest rates fall. There have been no material changes in reported interest rate risk since December 31, 2005. For example, net interest income at risk for an immediate 100 basis point decrease in rates as of June 30, 2006 was $1,991,000, or

3.0%, of net interest income, compared to $1,777,000, or 2.7%, of net interest income at risk on December 31, 2005. Conversely, the results suggest that an immediate 100 basis point increase in interest rates would increase net interest income by approximately $1,955,000, or 2.9%, over a 12-month period. There is no guarantee however, that the changes in net interest income shown in this table will occur as predicted in the event of changes in interest rates.
Possible Effect of Interest Rate Risk on Net Interest Income
Based on Interest Rate Shock Analysis
($ in thousands)

June 30, 2006			December 31, 2005
Change in	Change in Net		Change in	Change in Net
Interest Rates	Interest	Percent	Interest Rates	Interest	Percent
(Basis points)	Income $	Change	(Basis points)	Income $	Change

200	3,996	6.0%	200	3,500	5.4%
100	1,955	2.9%	100	1,785	2.7%
0	0	0	0	0	0
(100)	(1,991)	(3.0)%	(100)	(1,777)	(2.7)%
(200)	(4,087)	(6.2)%	(200)	(3,540)	(5.4)%
Loan Loss Provision
During the first six months of 2006, a loan loss provision of $220,000 was recorded ($120,000 and $100,000 in the first and second quarters, respectively) while in the first six months of 2005 a loan loss provision of $322,000 was recorded ($142,000 and $180,000 in the first and second quarters, respectively.) The loan loss provision is reflective of changes in credit quality, including movement in non-performing loans in each quarter, as compared to the previous quarter and an analysis of the adequacy of the allowance for loan loss reserve. Non-performing loans decreased by $1,616,000 from March 31, 2006 to June 30, 2006. Management’s analysis of the loan loss reserve indicated the need for a provision of $100,000 to adequately provide for probable losses inherent in the total loan portfolio.
Other Income and Expense
A.	Three months ended June 30, 2006 and 2005
Total other income from continuing operations decreased only $1,000 in the second quarter of 2006 as compared to the same period in 2005, despite the fact that gains on the sale of loans, investments and other assets contributed $270,000 less in revenue in the second quarter of 2006 than in the second quarter of 2005. Service fee income on deposit accounts increased by $290,000, or 12.6%, due primarily to increased deposit service charges that were effective in the fourth quarter of 2005. Service fees on loans increased by $128,000, or 40.6%, when compared to the second quarter of 2005, as a result of increased secondary mortgage market fees as well as increased loan prepayment fees collected. Earnings on bank owned life insurance (“BOLI”), decreased $22,000, or 3.8%, in the second quarter. Trust fees from continuing operations decreased in the second quarter of 2006 by $54,000, or 5.0%, when compared to the same time period in 2005, while trust fees collected from discontinued operations increased $112,000, or 28.2%, for the same period. Insurance and investment product sales from continuing operations generated $139,000 less in revenues in the second quarter of 2006 as compared to the second quarter of 2005 due to decreased annuity sales. Insurance and investment sales from discontinued operations decreased $8,000 in the second quarter 2006 compared to the same period in 2005. Other non-interest income from continuing operations increased a total of $66,000, or 5.7%, in the second quarter of 2006 compared to the second quarter of 2005. Contributing to this increase is increased debit card revenue resulting from increased customer usage. Gains recognized from continuing operations related to the sale of investment securities, loans and other assets were $270,000, or 52.9%, lower in the second quarter of 2006 than in the second quarter of 2005.

As a percentage of average assets, annualized other income net of gains on securities, and loans was 1.35 % for the second quarter of 2006 and 1.23% for the same period in 2005.

Total other expenses from continuing operations decreased $58,000, or .4%, in the second quarter of 2006 as compared to the same period in 2005. Salaries and employee benefits from continuing operations decreased $16,000, or .2%, in 2006 as compared to the same period in 2005, while salaries and employee benefits from discontinued operations decreased $227,000, or 57.2%, for the same period. This decrease can be attributed to reduced staffing and a revised executive bonus plan. Occupancy and equipment expense from continuing operations for the second quarter of 2006 increased by $178,000, or 8.7%, when compared to the second quarter of 2005. The primary reason for this change includes increased depreciation expense resulting from a new branch location as well as increased technology investments made over the past year. Occupancy and equipment expense from discontinued operations decreased $34,000 in the second quarter of 2006 as compared to the same period in 2005. Data processing service charges from continuing operations increased by $52,000, or 8.4%, and Pennsylvania shares tax expense increased by $179,000, or 32.6%, due to the increase in capital base when comparing the second quarter results of 2006 and 2005. Amortization of intangible assets from continuing operations, at $222,000 for the second quarter of 2006 represented a decrease of $12,000 when compared to the second quarter of 2005. The amortization of intangibles from discontinued operations decreased $6,000 in the second quarter of 2006 when compared to same period in 2005. Other non-interest expenses from continuing operations for the second quarter of 2006 decreased by $439,000, or 10.2%, compared to the same period in 2005. Declines in supplies, liability insurance, correspondent bank fees and advertising all contributed to this decrease.

As a percentage of average assets, annualized expenses from continuing operations were 3.15% for both the quarter ended June 30, 2006 and the same period in 2005.
B.	Six months ended June 30, 2006 and 2005
Total other income from continuing operations decreased $1,222,000, or 8.4%, in the first six months of 2006 as compared to the same period in 2005. Service fee income on deposit accounts increased by $504,000, or 11.3%. Although loans decreased by approximately $61 million since June 30, 2005, service fees on loans increased by $198,000, or 31.6%, due partially to increased secondary mortgage market fees. BOLI earnings increased by $10,000, or 0.9%. Trust fees from continuing operations decreased in the first six months of 2006 by $26,000, or 1.2%, when compared to the same time period in 2005, while trust fees from discontinued operations were basically unchanged with a $1,000 increase from 2005. Other non-interest income from continuing operations increased by $203,000, or 9.3%, due primarily to increased ATM and debit card usage. Fee income from commissions received from investment services and insurance sales from continuing operations decreased by $268,000, or 14.8%, in the first six months of 2006 versus the same time period in 2005. Gains from continuing operations related to the early extinguishment of debt and the sale of investment securities, loans and other assets were $1,843,000 less in the first six months of 2006 than in the first six months of 2005 due primarily to the balance sheet restructuring effort in 2005.

As a percentage of average assets, annualized other income from continuing operations net of gains on securities, loans and other assets and early extinguishment of debt was 1.35% for the first six months of 2006 and 1.33% for the same period in 2005.

Total other expenses from continuing operations increased $442,000, or 1.5%, in the first six months of 2006 as compared to the same period in 2005 while other expenses from discontinued operations decreased $413,000. Salaries and employee benefits from continuing operations increased $274,000, or 1.9%, in the first six months of 2006 as compared to the same period in 2005. For that same period, salary and benefit expense from discontinued operations decreased $314,000, or 41.7% due to a reduction in staff and a revised executive bonus plan. Occupancy and equipment expense from continuing operations increased $260,000, or 6.2%, and data processing service fees increased 5.7%. Pennsylvania shares tax expense related to continuing operations increased $272,000, or 23.2%, while the same expense for discontinued operations increased $41,000. Amortization of intangible assets related to continuing operations was $443,000 for the first six months of 2006 versus $357,000 in the first six months of 2005, while the amount from discontinued operations was $74,000 in 2006 and $80,000 in 2005. Other non-interest expense from continuing operations decreased by $521,000, or 6.5%, primarily due to decreases in correspondent bank fees, supply expense, liability insurance costs and advertising expense.

As a percentage of average assets, annualized expenses from continuing operations for the year-to-date through June 30, 2006 were 3.2% and were 2.90% for the same period in 2005.

Federal Income Tax
The effective tax rate for the three months ended June 30, 2006 was 29.2%, as a result of a 22.6% effective rate on income from continuing operations, 34.2% effective rate on income of discontinued operations and 134.4% effective rate on the disposal of discontinued operations. The second quarter of 2005 had an effective rate of 19.1%, a result of a 19.8% effective rate on income from continuing operations and 58.9% rate on income from discontinued operations. The increase in effective tax rate on income from continuing operations from 19.8% in 2005 to 22.6% in 2006 is the result of favorable tax treatment from the charitable contribution of real estate in 2005. The high effective rate on the income from disposal of discontinued operations is a result of permanent differences in the book and tax basis of those assets.

The effective tax rate for the six months ended June 30, 2006 was 25.8%, as a result of a 22.2% effective rate on income from continuing operations, 34.9% rate on income of discontinued operations and 103.4% rate on the disposal of discontinued operations. In 2005, the effective tax rate was 21.7% as a result of a 22.0% rate on income from continuing operations and a 58.5% on income from discontinued operations. For the year ended December 31, 2005, the effective tax rate was 21.3%, as a result of a 21.4% effective rate on income from continuing operations and 38.3% effective rate on income from discontinued operations.

2.	Investment Securities

Management of the investment portfolio entails evaluation and realignment of the size and mix of the portfolio in order to balance various characteristics of the balance sheet, including asset quality, liquidity, yield relationships, maturity and tax planning.

During the first quarter of 2005, management continued its restructuring of the fixed income investment portfolio acquired from Sun. Investment securities with a total amortized cost of $47,286,000 were liquidated, providing a gain of $374,000. The average remaining maturity of the securities sold was 12.50 years, which exceeds the two to five-year maturity period that Omega considers acceptable for its current interest rate risk position. Proceeds from the sale of the securities helped fund the early liquidation of $55,032,000 in long-term debt acquired from Sun. In addition, as a result of favorable market conditions, $509,000 in equity securities were sold in the first quarter of 2005, providing a gain of $614,000. In the second quarter of 2005, other securities, principally equity securities were sold, generating net gains of $549,000.

During 2005, a trading account was established to record assets held in Rabbi Trusts, including US Treasury Notes, mutual funds and cash equivalents. During the first quarter of 2006, $435,000 of the investments were liquidated and paid out of the trust. The increase in the market value of the remaining trading securities during the six months ended June 30, 2006 was $3,000.

Other investments primarily include Federal Reserve Bank and Federal Home Loan Bank stock.

Total investment securities as a percentage of total assets at June 30, 2006 and December 31, 2005 were 17.1% and 18.3%, respectively. Amortized cost of securities maturing or repricing in one year or less comprised 48.01% of the total amortized cost of investment securities of $328,691,000 as of June 30, 2006, as compared to 34.05% of total investment securities of $355,708,000 as of December 31, 2005. There was $710,000 in investments in instruments of foreign countries on June 30, 2006 and December 31, 2005.

3.	Loans

Net loans, including loans held for sale, in the first six months of 2006 decreased by $21,748,000, or 1.8% from the balance at December 31, 2005, bringing the total to $1,193,107,000 at June 30, 2006. The following table shows the composition of the loan portfolio (in thousands).

	June 30,	December 31,
	2006	2005
Commercial, financial and agricultural	$260,698	$271,162
Real estate — commercial	455,888	465,724
Real estate — construction	22,708	22,000
Real estate — mortgage	232,547	242,606
Home equity	153,402	137,496
Personal	52,646	63,687
Lease financing	17,979	14,045
Unearned interest	(2,761)	(1,865)

Total loans	1,193,107	1,214,855
Less loans held for sale	292	—
Less loans included in assets held for sale	27,469	—

Total portfolio loans	$1,165,346	$1,214,855

Nonaccrual loans	$22,922	$6,562
As of June 30, 2006, there are no nonaccrual loans classified as assets held for sale.
Changes in the allowance for loan losses for the six months ended June 30, 2006 and 2005 were as follows (in thousands):

	Six Months Ended
	June 30,
	2006	2005
Balance of allowance — beginning of period	$15,482	$15,644
Loans charged off:
Commercial, financial and agricultural	667	163
Real estate — commercial		—
Real estate — mortgage	81	219
Personal and lease financing loans	190	478

Total charge-offs	938	860

Recoveries of loans previously charged off:
Commercial, financial and agricultural	14	31
Real estate — commercial		8
Real estate — mortgage	1	33
Personal and lease financing loans	77	126

Total recoveries	92	198

Net charge-offs	846	662
Provision for loan losses	220	322

Balance of allowance — end of period.	$14,856	$15,304

Less: Balance, held for sale	(231)	—

Balance of allowance, loan portfolio	$14,625	$15,304

Omega has certain loans in its portfolio that are considered to be impaired in accordance with SFAS No. 114 as amended by SFAS No. 118. It is the policy of the Corporation to recognize income on impaired loans on a cash basis, only to the extent that it exceeds principal balance recovery. Following is a summary of impaired loan data as of the date of each balance sheet presented.

	June 30, 2006	December 31, 2005
Impaired loans:
Recorded investment at period end	$21,428,000	$5,676,000
Impaired loan balance for which there is a related allowance	21,428,000	5,676,000
Amount of allowance for impaired loans	3,829,000	1,217,000
Impaired loan balance for which there is no related allowance	—	—

Average recorded investment	16,803,000	4,933,000

	Three months ended
	June 30, 2006	June 30, 2005
Interest income recognized (on a cash basis)	$120,000	$13,000
As of June 30, 2006, there are no impaired loans classified as assets held for sale.
Management performs a quantitative analysis to support the adequacy of the allowance for loan losses. This analysis includes review of historical charge-off rates for loan categories, fluctuations and trends in the amount of classified loans and economic factors. Significant to this analysis is any change in observable trends that may be occurring relative to loans, to assess potential credit weaknesses. Current economic factors and trends in risk ratings are considered in the determination and allocation of the allowance for loan losses. The allowance for loan losses at June 30, 2006 and December 31, 2005 represented 1.25% and 1.27%, respectively, of the total loans outstanding, net of unearned interest.
Set forth below is an analysis of Omega’s non-performing loans as of June 30, 2006 as compared to December 31, 2005.
Non-performing Loans
(Dollars in thousands)

	June 30,	December 31,
	2006	2005
Non-accrual loans	$22,922	$6,562
Accruing loans past due 90 days or more	2,769	2,616

Total non-performing loans	$25,691	$9,178

Non-performing loans as percent of allowance	172.9%	59.3%
The increase of $16,513,000 in non-performing loans from December 31, 2005 to June 30, 2006 was due primarily to one commercial borrower with outstanding balances of $20,000,000 who filed for bankruptcy protection in the first quarter of 2006. Partially offsetting the movement of this $20,000,000 loan to non-accrual was the payoff of loans in non-accrual status for three other commercial borrowers.
At June 30, 2006, $2,900,000 of the loan loss reserve was specifically allocated to the previously mentioned $20,000,000 relationship. The financial impact of placing this borrower’s loans on non-accrual status is a reduction in interest income of approximately $116,000 per month. Currently, this borrower is performing under the bankruptcy plan and has continued to make principal payments on a portion of the outstanding loan balances. Omega has estimated and provided for known exposures for this credit, however, evaluations of the credit continue. The ongoing analysis may cause this estimate to change in the future and actual losses resulting from the credit may differ materially from current estimates.

4.	Deposits and Other Sources of Funds

Deposits provide the primary source of funding for loans and investment securities. As of June 30, 2006, total deposits, including $36,789,000 in deposits classified as liabilities held for sale, decreased by $1,878,000, or 0.1% as compared to December 31, 2005. As of June 30, 2006, non-interest bearing deposits, including $2,995,000 in deposits held for sale, increased by $4,718,000, or 2.0% and interest bearing accounts, including $33,794,000 classified as liabilities held for sale, decreased by $6,596,000, or 0.6% when compared to December 31, 2005.

Borrowed funds are used as an additional source of funding for loans and investment securities. As of June 30, 2006, Omega had short-term borrowings (maturities within one year) in the amount of $68,934,000 as compared to $90,153,000 at December 31, 2005, representing a decrease of $21,219,000, or 23.5%.

The balance of junior subordinated debt was $56,443,000 and $56,692,000 at June 30, 2006 and December 31, 2005, respectively.

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

At June 30, 2006, Omega and Omega Bank, its banking subsidiary, each met the regulatory definition of a “well capitalized” financial institution, i.e., a leverage ratio exceeding 5%, Tier 1 capital exceeding 6% and total capital exceeding 10%.

6.	Share Repurchase

On January 23, 2006, the Board of Directors of Omega approved a new share repurchase program authorizing the buy back of up to 10% of Omega’s outstanding common stock. At that time there were 12,604,477 common shares outstanding with 1,260,447 shares eligible to be repurchased. The program will remain in effect until the 10% limit is reached; however, the Board of Directors may discontinue it at any time. As of June 30, 2006, 133,600 shares were repurchased in conjunction with this program, at an average cost of $31.39 per share.

7.	Subsequent Event:

On July 31, 2006, Omega entered into agreements to sell three branch locations of Omega Bank. An agreement was reached with Mid Penn Bancorp, Inc. for sale of the Steelton and Middletown offices, while Orrstown Financial Services, Inc will acquire the Mechanicsburg Office. All three branches were acquired by Omega as part of the Sun Bancorp, Inc. acquisition in 2004 and are being sold as part of the Company’s continuing efforts to refine its retail network after the Sun merger. Both transactions are expected to close before December 31, 2006 and result in a total pre-tax gain of approximately $2.3 million. As of June 30, 2006, outstanding loans in the three branches totaled $27,469,000 and deposits totaled $36,789,000. The assets and liabilities of these branches are classified as held for sale on the June 30, 2006 consolidated balance sheet.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Omega is impacted by market risks, and has procedures in place to evaluate and mitigate these risks. These market risks and Omega’s procedures are described in the Management’s Discussion and Analysis of Financial Condition and Results of Operations – Market Risk section of the 2005 Annual Report to Shareholders attached as Exhibit 13.1 to the Company’s From 10-K for the fiscal year ended December 31, 2005. To the knowledge of Omega, there have been no material changes in the market risks that impact Omega, or its procedures relative to these risks, since December 31, 2005.

Item 4. Controls and Procedures
Quarterly evaluation of the Company’s Disclosure Controls and Internal Controls over Financial Reporting.
The Company’s management, with the participation of its chief executive officer and chief financial officer, conducted an evaluation, as of June 30, 2006, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)). Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that, as of the end of the period covered by this quarterly report, the Company’s disclosure controls and procedures were effective in reaching a reasonable level of assurance that (i) information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) information required to be disclosed by the Company in its reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to its management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, also conducted an evaluation of the Company’s internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), to determine whether any changes occurred during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Based on that evaluation, there was no such change during the quarter ended June 30, 2006.
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
Item 1A. Risk Factors
Unless the context indicates otherwise, all references to “we,” “us,” “our” in this subsection “Risk Factors” refer to the Company and the Bank. In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, referred to as “Form 10-K” in this filing, which could materially affect our business, financial condition or future results. The risk factors in our Form 10-K have not materially changed other than those risk factors that are set forth below. These changes should be read in conjunction with the risk factors included in our Form 10-K. The risks described in our Form 10-K, as amended below, are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
This Quarterly Report on Form 10-Q contains forward-looking statements that involve risk, and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of many factors, including the risks faced by us described below and in our Annual Report on Form 10-K.

Changes in interest rates could adversely affect our financial condition and results of operations.
The operations of financial institutions, such as us, are dependent to a large degree on net interest income, which is the difference between interest income from loans and investments and interest expense on deposits and borrowings. Our net interest income is significantly affected by market rates of interest that in turn are affected by prevailing economic conditions, by the fiscal and monetary policies of the federal government and by the policies of various regulatory agencies. At June 30, 2006, total interest bearing liabilities maturing or re-pricing within one year exceeded total interest earning assets maturing or re-pricing during the same time period by $66,024,000 representing a cumulative one-year sensitivity ratio of .92. Simulation of interest rate changes suggests that if interest rates immediately decreased 100 basis points, our net interest income would likely decrease 3.0% over the next twelve months. Like all financial institutions, our balance sheet is affected by fluctuations in interest rates. We closely monitor the sensitivity of our net interest income to changes in interest rates and attempt to limit the variability. We attempt to manage such risk by modifying investment, lending, funding or pricing strategies. Volatility in interest rates can also result in disintermediation, which is the flow of funds away from financial institutions into direct investments, such as US Government and corporate securities and other investment vehicles, including mutual funds, which, because of the absence of federal insurance premiums and reserve requirements, generally pay higher rates of return than financial institutions.
Most of our loans are secured by real estate located in our market area. If there is a downturn in our real estate market, these borrowers may default on their loans and we may not be able to fully recover our loans.
A downturn in the real estate market could hurt our business because most of our loans are secured by real estate. As of June 30, 2006, approximately 72.5% of the book value of our loan portfolio consisted of loans collateralized by various types of real estate. Substantially all of our real property collateral is located in Central and Northeastern Pennsylvania. Real estate values and real estate markets are generally affected by changes in national, regional or local economic conditions, fluctuations in interest rates and the availability of loans to potential purchasers, changes in tax laws and other governmental statutes, regulations and policies and acts of nature. If real estate prices decline, the value of real estate collateral securing our loans could be reduced. Our ability to recover on defaulted loans by foreclosing and selling the real estate collateral would then be diminished and we would be more likely to suffer losses on defaulted loans. Any such downturn could have a material adverse effect on our business, financial condition and results of operations.
We have established an allowance for loan losses based on our management’s estimate. Actual losses could differ significantly from those estimates. If the allowance is not adequate, it could have a material adverse effect on our earnings and the price of our stock.
We have established an allowance for loan losses which management believes to be adequate to offset probable losses on our existing loans. At June 30, 2006, we allocated $2,900,000 of the loan loss reserve to one large commercial borrower who filed for bankruptcy protection in the first quarter of 2006. We estimated and provided for known exposures for this $20,000,000 loan; however evaluations of the credit continue. Because there is no precise method of estimating loan losses, our ongoing analysis of loan losses may cause our estimates to change in the future and, therefore, actual losses resulting from our loans may differ materially from our initial estimates. Moreover, there can be no assurance that any future declines in real estate market conditions, general economic conditions or changes in regulatory policies will not require us to increase our allowance for loan losses with respect to the $20,000,000 loan described above or other loans in our portfolio. Any increase in the allowance for loan losses will reduce our earnings and may adversely affect the price of our common stock.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On January 23, 2006, the Board of Directors of Omega approved a new share repurchase program authorizing the buy back of up to 10% of Omega’s outstanding common stock. At that time there were 12,604,477 common shares outstanding with 1,260,447 shares eligible to be repurchased. The program will remain in effect until the 10% limit is reached; however, the Board of Directors may discontinue it at any time. As of June 30, 2006, 133,600 shares were repurchased in conjunction with this program, at an average cost of $31.39 per share.

The shares purchased in the second quarter were as follows:

				(d) Maximum
				Number (or
			(c) Total Number	Approximate Dollar
			of Shares (or	Value) of Shares
			Units) Purchased	(or Units) that May
	(a) Total Number	(b) Average Price	as Part of Publicly	Yet Be Purchased
	of Shares (or	Paid per Share (or	Announced Plans or	Under the Plans or
Period	Units) Purchased	Unit)	Programs	Programs
April 1, 2006 to April 30, 2006	-0-	$—	—	1,176,847

May 1, 2006 to May 31, 2006	40,000	$31.15	40,000	1,136,847

June 1, 2006 to June 30, 2006	10,000	$29.95	10,000	1,126,847

Total	50,000	$30.92	50,000	1,126,847
Item 3. Defaults upon Senior Securities
None
Item 4. Submission of Matters to a Vote of Security Holders
The Annual Meeting of Shareholders of Omega was held on April 24, 2006. At the Annual Meeting, the shareholders elected a class of directors for a term of three years, as described below.

		Withhold
Name	For	Authority
David B. Lee	7,684,079	338,804
Dennis J. Van Benthuysen	7,723,461	299,423
Donita R. Koval	7,742,851	280,033
Jodi L. Green	7,728,260	294,624
The terms of the following directors continued after the annual meeting:
Stanton R. Sheetz, Robert A. Szeyller, Robert A. Hormell, Stephen M. Krentzman, Philip E. Gingerich, D. Stephen Martz, Maureen M. Bufalino and Carl H. Baxter.
The shareholders approved a proposal to adopt the 2006 Equity Incentive Plan, with 4,737,892 shares voted for approval, 715,261 voting against the proposal, 73,235 shares abstained and 2,496,494 shares were broker non-votes.
The shareholders also approved a proposal to amend the bylaws to require that shareholder proposals that have not been approved by the Board of Directors shall require for approval the affirmative vote of a majority of the outstanding shares, with 4,349,365 shares voted for approval, 1,130,461 voting against the proposal, 46,565 shares abstained and 2,496,492 shares were broker non-votes.
Item 5. Other Information
None

Item 6. Exhibits

Exhibit
Number	Description
3.2*	Bylaws

10.1*	2006 Equity Incentive Plan

31.1	Chief Executive Officer’s Rule 13a-14/15d-14(a) (Section 302) Certification

31.2	Chief Financial Officer’s Rule 13a-14/15d-14(a) (Section 302) Certification

32.1	Section 1350 (Section 906) Certification by Chief Executive Officer

32.2	Section 1350 (Section 906) Certification by Chief Financial Officer

* Incorporated by reference to Form 8-K filed on May 1, 2006

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OMEGA FINANCIAL CORPORATION

(Registrant)

August 7, 2006	By:	/s/ Donita R. Koval

Date		Donita R. Koval
President and
Chief Executive Officer

August 7, 2006		/s/ Daniel L. Warfel

Date		Daniel L. Warfel
Executive Vice President and
Chief Financial Officer

OMEGA FINANCIAL CORPORATION
QUARTERLY REPORT ON FORM 10-Q
JUNE 30, 2006
EXHIBIT INDEX

3.2	Bylaws	*

10.1	2006 Equity Incentive Plan	*

31.1	Chief Executive Officer’s Rule 13a-14(a)/15d-14(a) (Section 302) Certification	33

31.2	Chief Financial Officer’s Rule 13a-14(a)/15d-14(a) (Section 302) Certification	34

32.1	Section 1350 (Section 906) Certification by Chief Executive Officer	35

32.2	Section 1350 (Section 906) Certification by Chief Financial Officer	36

* Incorporated by reference to Form 8-K filed on May 1, 2006