Form 10-Q
period 2006-09-30
OMEGA FINANCIAL CORP /PA/
filed 2006-11-09
CIK 705671

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
(814) 231-7680
(Registrant’s telephone number, including area code)
Not applicable
(Former name, former address and former fiscal year, if changed since last report)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑      No☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐     Accelerated filer☑     Non-accelerated filer☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐      No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
The number of shares outstanding of each of the issuer’s classes of common stock as of November 6, 2006: 12,575,255 shares of Common Stock, $5.00 par value

FORWARD LOOKING STATEMENTS DISCLOSURE
The information in this Quarterly Report on Form 10-Q contains forward looking statements (as such term is defined in the Securities Exchange Act of 1934, as amended, and the regulations thereunder), including, without limitation, statements as to the future loan and deposit volumes, the allowance and provision for possible loan losses, future interest rates and their effect on the financial condition or results of operations of Omega Financial Corporation (“Omega” or the “Company”), the classification of Omega’s investment portfolio or as to trends or management’s beliefs, expectations or opinions and other statements other than historical facts. Such forward looking statements are subject to risks and uncertainties and may be affected by various factors which may cause actual results to differ materially from those in the forward looking statements. In addition to the factors discussed in Part II, Item 1A “Risk Factors” of this Quarterly Report on Form 10-Q, certain risks, uncertainties and other factors, including, without limitation, risks arising from economic conditions and related uncertainties, changes in interest rates, federal and state regulation, competition and the adequacy of the allowance and provision for loan losses and other risks, are discussed in the Company’s 2005 Annual Report to Shareholders or in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 and may cause actual results to differ materially from those in the forward looking statements. A copy of the 2005 Annual Report to Shareholders can be obtained by written request to David N. Thiel, Senior Vice President, Omega Financial Corporation, 366 Walker Drive, State College, Pennsylvania, 16801 or through our website at www.OmegaFinancial.com. The information on this website is not, and should not be, considered to be part of this Quarterly Report on Form 10-Q and is not incorporated by reference in this document. You should not place undue reliance on the Company’s forward-looking statements. Further, any forward looking statement speaks only as of the date on which it is made, and Omega undertakes no obligation to update or revise any forward looking statement.

Part I – Financial Information
Item 1. Financial Statements
OMEGA FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 30,
	2006	December 31,
	(unaudited)	2005
Assets
Cash and due from banks	$52,733	$56,194
Interest bearing deposits with other banks	11,664	8,908
Federal funds sold	7,150	—

Trading securities	43	468
Investment securities available for sale	315,175	347,300
Other investments	11,885	6,055
Investment in unconsolidated subsidiary	1,625	1,625

Loans held for sale	—	264
Total portfolio loans	1,152,089	1,214,591
Less: Allowance for loan losses	(15,727)	(15,482)

Net portfolio loans	1,136,362	1,199,109

Premises and equipment, net	31,420	35,997
Other real estate owned	525	956
Bank-owned life insurance	75,706	75,144
Investment in limited partnerships	5,964	6,612
Core deposit intangibles	5,825	6,729
Other intangibles	1,112	1,193
Goodwill	159,387	159,191
Assets held for sale	32,122	—
Assets of discontinued operations	—	4,599
Other assets	27,407	29,635

TOTAL ASSETS	$1,876,105	$1,939,979

OMEGA FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 30,
	2006	December 31,
	(unaudited)	2005
Liabilities and Shareholders’ Equity
Deposits:
Non-interest bearing	$236,783	$236,683
Interest bearing	1,118,342	1,185,847

Total deposits	1,355,125	1,422,530

Short-term borrowings	62,708	90,153
ESOP debt	1,574	1,845
Junior subordinated debentures	56,318	56,692
Long-term debt	28,224	36,322
Other interest bearing liabilities	815	882
Liabilities held for sale	34,690	—
Liabilities of discontinued operations	—	156
Other liabilities	14,262	12,909

TOTAL LIABILITIES	1,553,716	1,621,489

Shareholders’ Equity
Preferred stock, par value $5.00 per share:
Authorized - 5,000,000 shares, none issued
Common stock, par value $5.00 per share:
Authorized - 25,000,000 shares;
Issued -
12,778,331 shares at September 30, 2006;
12,670,323 shares at December 31, 2005;	63,889	63,368
Outstanding -
12,573,916 shares at September 30, 2006;
12,599,508 shares at December 31, 2005;
Capital surplus	102,030	99,874
Retained earnings	164,126	159,583
Accumulated other comprehensive income	(550)	(1,226)
Unearned compensation related to ESOP debt	(928)	(1,125)
Cost of common stock in treasury:
204,415 shares at September 30, 2006
70,815 shares at December 31, 2005	(6,178)	(1,984)

TOTAL SHAREHOLDERS’ EQUITY	322,389	318,490

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,876,105	$1,939,979

OMEGA FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2006	2005	2006	2005
Interest Income:
Interest and fees on loans	$20,621	$19,887	$60,830	$58,846
Interest and dividends on investment securities	3,043	2,975	9,224	8,031
Other interest income	516	288	858	984

TOTAL INTEREST INCOME	24,180	23,150	70,912	67,861
Interest Expense:
Interest on deposits	6,824	5,754	19,128	16,005
Interest on short-term borrowings	708	576	2,142	1,504
Interest on long-term debt and other interest bearing liabilities	1,259	1,211	3,771	4,151

TOTAL INTEREST EXPENSE	8,791	7,541	25,041	21,660

NET INTEREST INCOME	15,389	15,609	45,871	46,201
Provision for loan losses	900	290	1,120	612

INCOME FROM CREDIT ACTIVITIES	14,489	15,319	44,751	45,589
Other Income:
Service fees on deposit accounts	2,594	2,409	7,546	6,857
Service fees on loans	445	362	1,270	989
Earnings on bank-owned life insurance	620	571	1,779	1,720
Trust fees	919	1,017	3,064	3,188
Investment and insurance product sales	668	619	2,210	2,429
Gain on the early extinguishment of debt	—	—	—	1,043
Gain (loss) on sale of loans and other assets	112	(1)	233	(379)
Net gains on the sale of investment securities	577	134	815	1,671
Other	1,226	1,263	3,607	3,441

TOTAL OTHER INCOME	7,161	6,374	20,524	20,959
Other Expense:
Salaries and employee benefits	7,397	7,527	22,189	22,046
Net occupancy expense	1,019	1,002	3,207	3,105
Equipment expense	1,111	1,028	3,382	3,124
Data processing service	683	632	2,001	1,879
Pennsylvania shares tax	598	107	2,038	1,275
Amortization of intangible assets	221	234	664	591
Other	3,517	4,384	10,967	12,354

TOTAL OTHER EXPENSE	14,546	14,914	44,448	44,374

Income before income taxes and discontinued operations	7,104	6,779	20,827	22,174
Income tax expense	1,638	1,388	4,689	4,771

Income from continuing operations	5,466	5,391	16,138	17,403
Discontinued operations:
Income from discontinued operations, net of tax	284	174	446	120
Loss on disposal of discontinued operations, net of tax	(393)	—	(539)	—

Income (Loss) from discontinued operations	(109)	174	(93)	120

NET INCOME	$5,357	$5,565	$16,045	$17,523

OMEGA FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2006	2005	2006	2005
Net income per common share
Basic	$0.43	$0.44	$1.28	$1.39
Diluted	$0.43	$0.44	$1.27	$1.38
Net income per common share from continuing operations
Basic	$0.44	$0.43	$1.28	$1.38
Diluted	$0.43	$0.43	$1.28	$1.37
Net income (loss) per common share from discontinued operations
Basic	$(0.01)	$0.01	$(0.01)	$0.01
Diluted	$(0.01)	$0.01	$(0.01)	$0.01
Weighted average shares and equivalents
Basic	12,560	12,616	12,573	12,606
Diluted	12,592	12,666	12,615	12,658
Dividends declared per share
Common	$0.31	$0.31	$0.93	$0.93

OMEGA FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended
	September 30
	2006	2005
Cash flows from operating activities:
Net income	$16,045	$17,523
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,827	3,298
Provision for loan losses and off-balance sheet reserve	1,147	582
Gain on sale of investment securities	(815)	(1,671)
Gain on early extinguishment of debt	—	(1,043)
Non-monetary gift	—	45
Gain on sale of fixed assets and other property owned	(272)	(21)
Loss on sale of loans and leases	—	381
Provision for deferred income tax	1,272	4,171
Increase in cash surrender value of bank owned life insurance	(1,779)	(1,720)
(Increase) decrease in interest receivable and other assets	(298)	549
(Decrease) in interest payable	(645)	(465)
Increase in taxes payable	552	612
Amortization of deferred net loan (fees) costs	275	(226)
Deferral of net loan fees (costs)	(442)	157
Increase (decrease) in accounts payable and accrued expenses	1,549	(3,343)

Total adjustments	4,371	1,306

Net cash provided by operating activities	20,416	18,829

Cash flows from investing activities:
Investment securities available for sale:
Proceeds from sales	11,869	61,591
Proceeds from maturities	74,300	38,472
Cash used for purchases	(58,713)	(144,874)
Proceeds from sale of Trading Account	435	—
(Increase) decrease in interest bearing deposits with other banks	(2,756)	24,141
Decrease in loans and leases	27,371	68,759
Gross proceeds from sale of loans and leases	6,409	27,644
Return of capital (investment) in limited partnership	46	(84)
Sale of investment in limited partnership	—	1,088
Capital expenditures	(1,719)	(5,254)
Sale of fixed assets and other property owned	1,316	2,344
Sale of discontinued operations	4,875	—
Payout from bank owned life insurance	1,217	—
(Increase) decrease in federal funds sold	(7,150)	36,350

Net cash provided by investing activities	57,500	110,177

OMEGA FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended
	September 30
	2006	2005
Cash flows from financing activities:
Net change in demand deposits, checking with interest and savings	$(48,779)	$(33,048)
Net change in time deposits	16,744	(20,046)
Decrease in short-term borrowings, net	(36,045)	16,039
Issuance of long term debt	1,500	—
Principal payment on long term debt	(1,008)	(70,562)
Net change in other interest bearing liabilities	(67)	(2)
Dividends paid	(11,728)	(11,726)
Issuance of common stock	2,677	1,296
Acquisition of treasury stock	(4,194)	(889)

Net cash used in financing activities	(80,900)	(118,938)

Net (decrease) increase in cash and cash equivalents	$(2,984)	$10,068

Cash and cash equivalents at beginning of period	$56,194	$47,877
Cash and cash equivalents at end of period	53,210	57,945

Net (decrease) increase in cash and cash equivalents	$(2,984)	$10,068

Supplemental Information

Interest paid	$25,695	$22,125
Income taxes paid	3,706	—

Supplemental schedule of noncash investing and financing activities:
Transfers of loans to other real estate owned	$582	$73

Cash and cash equivalents
Cash equivalents consist of non-interest bearing deposits with other banks and are classified as follows:

	September 30
	2006	2005
Cash and due from banks	$52,733	$56,194
Cash included in “Assets Held for Sale”	477	—

Total cash	$53,210	$56,194

OMEGA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
A.	Basis of Presentation

The accompanying Consolidated Financial Statements include Omega Financial Corporation (“Omega”, the “Company” or the “Corporation”), a financial holding company, and the combined results of its wholly owned banking and non-banking subsidiaries. The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2006 are not necessarily indicative of the results that may be experienced for the fiscal year ending December 31, 2006 or any other interim period. For further information, refer to the Consolidated Financial Statements and Footnotes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

B.	Significant Accounting Policies

The following significant accounting policies should be read in conjunction with the Summary of Significant Accounting Policies included in the notes to consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

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

Goodwill and other intangible assets

Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. Other intangible assets represent purchased assets that also lack physical substance but can be separately distinguished from goodwill because of contractual or other legal rights or because the asset is capable of being sold or exchanged either on its own or in combination with a related contract, asset or liability. It is Omega’s policy that goodwill be tested at least annually for impairment at the reporting segment level. Goodwill impairment is measured by comparing the implied fair value of goodwill to its carrying value.

Intangible assets with finite lives include core deposits, customer relationships and trade names. Intangible assets are subject to impairment testing whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Core deposit, customer relationship and certain trade name intangibles are amortized over a period of time that represents their expected life using a method of amortization that reflects the pattern of economic benefit. Impairment of intangible assets is measured as the difference between present value of future cash flows and its carrying value.

Stock-based compensation

In December 2004, the Financial Accounting Standard Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share Based Payments (“SFAS 123R”), an amendment to SFAS 123, Accounting for Stock–Based Compensation. SFAS 123R establishes accounting requirements for share-based compensation to employees and carries forward prior guidance on accounting for awards to non-employees. The provisions of this statement became effective January 1, 2006 for all equity awards granted after the effective date and for vesting or modifications of previously issued awards. SFAS 123R requires an entity to recognize compensation expense based on an estimate of the number of awards expected to vest, exclusive of awards expected to be forfeited. The Corporation adopted SFAS 123R on January 1, 2006, on a modified prospective basis. At December 31, 2005, all awards previously granted by Omega were fully vested and no additional grants have been awarded as of September 30, 2006; therefore, there is no related expense recognized in the first nine months of 2006. Future expense will depend on the type, amount, timing and vesting provisions of the share-based compensation granted.

Previous to January 1, 2006, Omega accounted for stock-based compensation using the intrinsic value method in accordance with Accounting Principles Board (“APB”) Opinion 25, “Accounting for Stock Issued to Employees”, and had adopted the disclosure provisions of FASB No. 148, “Accounting for Stock-Based Compensation.” The following pro forma information for the three and nine months ended September 30, 2005, regarding net income and earnings per share assumes the adoption of Statement No. 123 for stock options granted subsequent to December 31, 1994. The estimated fair value of the options were amortized to expense over the vesting period.

The fair value was estimated at the date of grant using a Black-Scholes option-pricing model utilizing various assumptions. Compensation expense, net of related tax, is included in the pro forma net income reported below (in thousands, except per share data.)

		Three Months Ended	Nine Months Ended
		September 30, 2005	September 30, 2005
Net income	As reported	$5,565	$17,523
	Pro forma	5,565	17,515
Compensation expense, net of tax		—	8

Basic earnings per share	As reported	$ 0.44	$ 1.39
	Pro forma	0.44	1.39

Diluted earnings per share	As reported	$ 0.44	$ 1.38
	Pro forma	0.44	1.38
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

Omega has six stock-based compensation plans, which provide for the granting of qualified and non-qualified stock options to both employees and directors. The plans include the Employee Stock Purchase Plan (“ESPP”), the Stock Option Plan (1986) (the “1986 Plan”), the 1996 Employee Stock Option Plan (the “1996 Plan”), the 2006 Equity Incentive Plan (the “2006 Plan”), the Non-Employee Director Stock Option Plan (1994) (the “1994 Plan”) and the 2004 Stock Option Plan for Non-Employee Directors (the “2004 Plan”).

No options have been issued under any of these plans in 2006 and all options previously issued were vested prior to January 1, 2006. Therefore, no compensation expense has been recognized in the first nine months of 2006.

The ESPP provides for options to purchase common stock of Omega to all employees of Omega and its subsidiaries who meet certain service requirements. As of September 30, 2006, the aggregate number of shares that may be issued under the ESPP is 419,753 shares. ESPP options outstanding at September 30,

2006 have a current weighted-average exercise price of $31.84 and a weighted average remaining contractual life of 2.35 years. There were 132,720 options outstanding as of September 30, 2006 and all of these options are exercisable.

The 1986 Plan, the 1996 Plan and the 2006 Plan (collectively, the “SOPs” or “the Plans”) provide options to purchase common stock of Omega to officers and key employees. Options under the 2006 Plan can also be granted to Omega’s directors. The 2006 Plan also authorizes awards of stock, restricted stock, restricted stock units and other equity awards. No additional grants will be made under the 1986 and 1996 Plans because future grants will be made only under the 2006 Plan. As of September 30, 2006, the aggregate number of shares that may be issued under the Plans were 1,046,447 shares. The SOPs’ options outstanding at September 30, 2006 a have weighted average exercise price of $32.63 and a weighted average remaining contractual life of 4.63 years. As of September 30, 2006, there were 502,008 options outstanding under these plans and all are exercisable.

The 1994 Plan and the 2004 Plan (collectively, the “Director Plans”) provide options to purchase common stock of Omega to the Corporation’s directors. No additional awards will be granted under the Director Plans as future options to directors will be granted under the 2006 Plan. Director Plan options outstanding at September 30, 2006 have a weighted average exercise price of $32.27. As of September 30, 2006, 33,864 of these options were outstanding and exercisable.

A summary of the status of Omega’s stock-based compensation plans as of September 30, 2006 is presented below:

	ESPP		SOP’s
		Weighted-		Weighted-
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding, December 31, 2005	156,259	$31.82	601,460	$31.63
Granted
Acquired options
Exercised	(14,900)	27.60	(88,216)	25.37
Forfeited	(8,639)	31.63	(11,236)	36.06

Outstanding, September 30, 2006	132,720	31.84	502,008	32.63

Options exercisable at September 30, 2006	132,720		502,008

	Director Plans
		Weighted-
		Average
		Exercise
	Shares	Price
Outstanding, December 31, 2005	36,210	$32.20
Granted
Acquired options
Exercised	(1,146)	24.63
Forfeited	(1,200)	21.33
Outstanding, September 30, 2006	33,864	32.27

Options exercisable at September 30, 2006	33,864

Reclassification

Certain amounts in the 2005 financial statements have been reclassified to segregate balances and results associated with discontinued operations and to conform to the 2006 presentation. The reclassification had no impact on net income.

C.	Discontinued Operations

On September 15, 2006, the Corporation completed the sale of Sentry Trust Company, a non-depository trust company with approximately $450 million in assets under management. Proceeds from the sale were $4.9 million, and the Corporation recognized a loss of $.5 million from the sale, net of tax. The results of Sentry are reflected as discontinued operations in the consolidated statements of income. The related assets and liabilities of Sentry Trust have been segregated as such on the consolidated balance sheet as of December 31, 2005. A final component of the sale relates to the settlement of working capital and, as a result, a receivable of $245,000 is included in other assets at September 30, 2006.

The following is a summary of the assets and liabilities of discontinued operations related to the sale of Sentry Trust (in thousands):

	September 15	December 31
	2006	2005
Assets:
Premise and equipment	$2,343	$2,394
Goodwill	1,610	1,813
Other intangible	1,233	1,336
Other assets	—	(944)

Total assets	$5,186	$4,599

Liabilities:
Other liabilities	$348	$156

Total liabilities	$348	$156
The results of Sentry Trust are presented as discontinued operations on the consolidated statements of income. The following is a summary of the income from discontinued operations for the three and nine months ended September 30, 2006 and 2005 (in thousands).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Other Income:
Trust fees	$633	$524	$1,606	$1,495
Investment and insurance product sales	5	30	41	71
Other	50	(30)	50	—

Total other Income	688	524	1,697	1,566
Other Expense:
Salaries and employee benefits	145	193	585	946
Net occupancy expense	(4)	(55)	4	18
Equipment expense	—	13	21	36
Pennsylvania shares tax	40	—	81	—
Amortization of intangible assets	28	40	102	120
Other	40	87	216	330

Total other expense	249	278	1,009	1,450

Income from discontinued operations before taxes and disposal	439	246	688	116
Income tax expense	155	72	242	(4)

Income from discontinued operations	$284	$174	$446	$120

The following is a summary of the cash flows from discontinued operations for the nine months ended September 30, 2006 and 2005 (in thousands).

	September 30,
	2006	2005

Net cash provided by (used in) operating activities	$206	$(279)
Net cash provided by investing activities	712	277
Net cash provided by (used in) financing activities	(1,430)	600

Net increase(decrease) in cash and cash equivalents of discontinued operations	$(512)	$598

D.	Assets and Liabilities Held for Sale

On July 31, 2006, Omega entered into agreements to sell three branch locations of Omega Bank. All three branches were acquired by Omega as part of the Sun Bancorp, Inc. acquisition in 2004 and are being sold as part of the Company’s continuing efforts to refine its retail operations after the Sun merger. The sale of the Mechanicsburg Office was completed on October 11th, 2006, and the Steelton and Middletown locations are expected to close before December 31, 2006. The anticipated result of the sale of the three branches is a pre-tax gain of approximately $2.3 million. The gain on the sale of Mechanicsburg was recognized on October 11, 2006 and the gain on the remaining two branches will be recognized at the time of closing of the transactions, which is anticipated to be in the fourth quarter of 2006. As of September 30, 2006, outstanding loans in the three branches totaled $27.9 million and deposits totaled $34.7 million. The assets and liabilities of these branches are classified as held for sale on the September 30, 2006 consolidated balance sheet.

The following is a summary of the assets and liabilities held for sale related to the sale of the branches as of September 30, 2006 (in thousands).

September 30,
2006
Assets Held for Sale
Cash	$477
Net loans	27,758
Premise and equipment	3,390
Core deposit intangible	321
Other assets	176

Total assets held for sale	$32,122

Liabilities Held for Sale
Deposits:
Non-interest bearing	$2,804
Interest bearing	31,859

Total deposits	34,663
Other liabilities	27

Total liabilities held for sale	$34,690

E.	Commitments, Contingent Liabilities and Guarantees

In the ordinary course of business, Omega makes commitments to extend credit to its customers through letters of credit and lines of credit.

Standby letters of credit are instruments issued by the Corporation’s bank subsidiary that guarantee the beneficiary payment by the bank in the event of default by the bank’s customer in the non-performance of an obligation or service. Most standby letters of credit are issued for one-year periods. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The bank holds collateral supporting those commitments for which collateral is deemed necessary. At September 30, 2006, standby letters of credit issued and outstanding amounted to $28.1 million as compared to $26.5 million on December 31, 2005. The fair market value of the standby letters of credit at September 30, 2006 and December 31, 2005 was $135,000 and $139,000, respectively. The fair market value of standby letters of credit is recorded as a liability in accordance with FIN 45.

At September 30, 2006, the bank had $293.8 million outstanding in loan commitments and other unused lines of credit extended to its customers. Of this amount $212.2 million, or 72.2%, were commercial commitments. The remaining amounts of $81.6 million were commitments to consumers for mortgage and home equity loans and personal lines of credit.

Omega’s Employee Stock Ownership Plan (“ESOP”) incurred debt in 1990 of $5.0 million, which is collateralized by a mortgage on the Corporation’s administrative center and the Corporation’s guarantee. As of September 30, 2006, the balance of the ESOP debt was $1.6 million as compared to $1.8 million at December 31, 2005.

F.	Investment Securities

The following schedule presents the composition of the investment portfolio as of September 30, 2006 and December 31, 2005 (in thousands).

	Securities Classified as Available for Sale
		Gross	Gross	Estimated
September 30, 2006	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
U.S. Treasury securities and obligations of other U.S. Government agencies and corporations	$192,884	$130	$(1,837)	$191,177
Obligations of state and political subdivisions	28,794	3	(411)	28,386
Corporate and other securities	3,327	7	(30)	3,304
Mortgage-backed securities	85,997	78	(1,351)	84,724
Common Stock	5,019	2,585	(20)	7,584

Total	$316,021	$2,803	$(3,649)	$315,175

	Securities Classified as Available for Sale
		Gross	Gross	Estimated
December 31, 2005	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
U.S. Treasury securities and obligations of other U.S. Government agencies and corporations	$213,566	$—	$(3,443)	$210,123
Obligations of state and political subdivisions	56,290	57	(608)	55,739
Corporate and other securities	3,420	8	(40)	3,388
Mortgage-backed securities	69,992	70	(1,420)	68,642
Common Stock	5,917	3,507	(16)	9,408

Total	$349,185	$3,642	$(5,527)	$347,300

The following table shows gross unrealized losses and fair value, aggregated by category and length of time that individual investment securities have been in a continuous unrealized loss position, at September 30, 2006 and December 31, 2005 (in thousands):

September 30, 2006	Less Than 12 Months		12 Months or Longer
	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses
U.S. Treasury securities and obligations of other U.S. Government agencies and corporations	$1,000	$—	$164,072	$1,836
Obligations of state and political subdivisions	629	10	25,559	402
Corporate and other securities	202	2	1,482	28
Mortgage-backed securities	16,338	90	55,724	1,260

Debt securities	18,169	102	246,837	3,526

Common stock	142	21	—	—

Total temporarily impaired securities	$18,311	$123	$246,837	$3,526

December 31, 2005	Less Than 12 Months		12 Months or Longer
	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses
U.S. Treasury securities and obligations of other U.S. Government agencies and corporations	$88,226	$894	$121,897	$2,549
Obligations of state and political subdivisions	13,923	148	19,300	460
Corporate and other securities	969	10	1,320	30
Mortgage-backed securities	47,865	1,012	18,482	408

Debt securities	150,983	2,064	160,999	3,447

Common stock	147	16	—	—

Total temporarily impaired securities	$151,130	$2,080	$160,999	$3,447

The unrealized losses at September 30, 2006 are considered to be temporary impairments, as the majority of the investments are debt securities whose decline in value is due primarily to interest rate fluctuations. As a result, management believes the payment of contractual cash flows, including principal repayment, is not at risk. Management has the intent and ability to hold these investments until market recovery or maturity. Debt securities with unrealized losses for a period of less than 12 months include 1 investment in U.S. Government agency debt securities, 9 investments in mortgage-backed securities, 3 investments in corporate securities and 6 investments in obligations of state and municipal subdivisions. Debt securities with unrealized losses for a period of 12 months or longer include 78 investments in U.S. Government agency debt securities, 10 investments in corporate securities, 63 investments in obligations of state and municipal subdivisions and 33 investments in mortgage-backed securities. Debt securities included in the above table have maturity or pre-refund dates ranging from October 2006 to May 2027. The unrealized loss position for each individual security ranges from .01% to 4.49% of the securities’ amortized cost as of September 30, 2006.

Omega’s policy requires quarterly reviews of all impaired securities. This review includes analyzing the length of the time and the extent to which the market value has been less than cost, the financial condition and near-term prospects of the Company, including any specific events which may influence the operations of the issuer and the intent and ability of the Corporation to hold its investment for a period of time sufficient to allow for any anticipated recovery in market value.

Trading securities at September 30, 2006 consist of assets held in Rabbi Trusts (the Trusts), including mutual funds and cash equivalents. During the first quarter of 2006, investments with a market value of $435,000 were liquidated and paid out of the Trusts. The increase in the market value of the remaining trading securities during the nine months ended September 30, 2006 was $6,000.

Other investments primarily include Federal Reserve Bank and Federal Home Loan Bank stock. The increase in other investments from December 31, 2005 of $5.8 million is due to the acquisition of additional Federal Reserve Bank stock.

G.	Allowance for Loan Loss

The Allowance for Loan Losses at September 30, 2006 was $15.7 million and included specific reserves allocated to one commercial borrower with outstanding loan balances of $20 million that filed for bankruptcy protection in the first quarter of 2006. Omega has estimated and provided for known exposures for this credit; however, evaluations of the credit continue. The ongoing analysis may cause this estimate to change in the future and actual losses resulting from the credit may differ materially from current estimates.

In addition, at September 30, 2006, $.9 million of the loan loss reserve was specifically allocated to one commercial borrower with an outstanding loan balance of $1.5 million. At September 30, 2006, this loan was in performing status, however, in November 2006, the borrower filed for bankruptcy protection. After that , the Company entered into an agreement to sell the loan at a loss equivalent to the amount allocated in the loan loss reserve; therefore no additional losses are expected for this loan.

H.	Long-term Debt

The following schedule shows the composition of long-term debt (in thousands).

	September 30	December 31
	2006	2005
Notes payable to Federal Home Loan Bank, with fixed rates between 3.29% and 6.80%	$28,224	$32,732
Notes payable to another financial institution with a fixed interest rate of 2.84%	—	3,590

Total Long Term Debt	$28,224	$36,322

ESOP Debt Guarantee	$1,574	$1,845

I.	Comprehensive Income

Components of other comprehensive income consist of the following (in thousands):

	Three Months Ended			Three Months Ended
	September 30, 2006			September 30, 2005
		Tax	Net		Tax	Net
	Before	Expense	of	Before	Expense	of
	Tax	or	Tax	Tax	or	Tax
	Amount	(Benefit)	Amount	Amount	(Benefit)	Amount
Net income from continuing operations	$7,104	$1,638	$5,466	$6,779	$1,388	$5,391
Net income from discontinued operations	51	160	(109)	246	72	174

Net income	7,155	1,798	5,357	7,025	1,460	5,565
Other comprehensive income:
Unrealized gains on available for sale securities:
Unrealized holding gains (losses) arising during the period	2,860	1,001	1,859	(2,045)	(716)	(1,329)
Less reclassification adjustment for gains included in net income	(577)	(202)	(375)	(135)	(47)	(88)

Other comprehensive income (loss)	2,283	799	1,484	(2,180)	(763)	(1,417)

Total comprehensive income	$9,438	$2,597	$6,841	$4,845	$697	$4,148

	Nine Months Ended			Nine Months Ended
	September 30, 2006			September 30, 2005
		Tax	Net		Tax	Net
	Before	Expense	of	Before	Expense	of
	Tax	or	Tax	Tax	or	Tax
	Amount	(Benefit)	Amount	Amount	(Benefit)	Amount
Net income from continuing operations	$20,827	$4,689	$16,138	$22,174	$4,771	$17,403
Net income from discontinued operations	725	818	(93)	116	(4)	120

Net income	21,552	5,507	16,045	22,290	4,767	17,523
Other comprehensive income:
Unrealized gains on available for sale securities:
Unrealized holding gains (losses) arising during the period	1,855	649	1,206	(3,711)	(1,299)	(2,412)
Less reclassification adjustment for gains included in net income	(815)	(285)	(530)	(1,671)	(585)	(1,086)

Other comprehensive income (loss)	1,040	364	676	(5,382)	(1,884)	(3,498)

Total comprehensive income	$22,592	$5,871	$16,721	$16,908	$2,883	$14,025

J.	Earnings Per Share

Basic earnings per share are computed by dividing income available to common stockholders by the weighted average number of shares outstanding for the period. On a diluted basis, both earnings and shares outstanding are adjusted to assume the conversion of all potentially dilutive securities into common stock (in thousands, except per share amounts.)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Numerator
Income from continuing operations	$5,466	$5,391	$16,138	$17,403
Income (loss) from discontinued operations	(109)	174	(93)	120

Net Income	$5,357	$5,565	$16,045	$17,523

Denominator
Basic weighted-average shares outstanding	12,560	12,616	12,573	12,606
Dilutive potential shares from stock-basked compensation	28	46	38	48
Potential Shares required for contract settlement	4	4	4	4

Dilutive weighted-average shares outstanding	12,592	12,666	12,615	12,658

Earnings per share — Basic
Income from continuing operations	$0.44	$0.43	$1.28	$1.38
Income (loss) from discontinued operations	(0.01)	0.01	(0.01)	0.01

Net Income (1)	$0.43	$0.44	$1.28	$1.39

Earnings per share — Diluted
Income from continuing operations	$0.43	$0.43	$1.28	$1.37
Income (loss) from discontinued operations	(0.01)	0.01	(0.01)	0.01

Net Income (1)	$0.43	$0.44	$1.27	$1.38

(1)	Totals may not sum due to rounding.

K.	Goodwill and Other Intangible Assets

As a result of the acquisition of Sun Bancorp, Inc. in the fourth quarter of 2004, Omega recorded core deposit intangible assets and goodwill of $7.7 million and $161.2 million, respectively. The recorded goodwill balance at September 30, 2006 was $159.4 million. Management’s current analysis indicates that as of September 30, 2006, a decline in Omega’s market capitalization in excess of 13.9% would trigger further analysis of the carrying value of goodwill, which could result in an adjustment to its value. The weighted average life of all finite-lived intangible assets is 8.25 years. The estimates included in the valuation of the core deposit intangible are generally consistent with the runoff experienced to date on the acquired deposits. A summary of intangible assets at September 30, 2006 and December 31, 2005 follows (in thousands):

	September 30,	December 31,
	2006	2005

Core deposit intangible
Gross carrying amount	$7,885	$7,885
Less: accumulated amortization	1,739	1,156

Net carrying amount	6,146	6,729

Customer relationship intangibles
Gross carrying amount	1,200	2,700
Less: accumulated amortization	218	307

Net carrying amount	982	2,393

Trade name intangible with finite life
Gross carrying amount	—	36
Less: accumulated amortization	—	30

Net carrying amount	—	6

Total finite-lived intangibles
Gross carrying amount	9,085	10,621
Less: accumulated amortization	1,957	1,493

Net carrying amount	7,128	9,128

Trade name intangible with infinite life
Gross carrying amount	$130	$130
The net carrying amount of the core deposit intangible above includes $321,000 related to the three branch locations being sold and is classified on the balance sheet in assets held for sale. The customer relationship intangible at December 31, 2005 included $1.336 million related to Sentry Trust and is classified on the balance sheet as assets of discontinued operations. The trade name intangible with finite life is the Sentry trade name and is classified on the balance sheet as assets of discontinued operations at December 31, 2005. Goodwill of $1.813 million has been allocated to Sentry Trust and is classified on the balance sheet as assets of discontinued operations at December 31, 2005.

L.	New Accounting Pronouncements

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets” (“SFAS 156”), an amendment of FASB Statement No. 140. SFAS No. 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in specific situations. Additionally, the servicing asset or liability shall be initially measured at fair value; however, an entity may elect the “amortization method” or “fair value method” for subsequent balance sheet reporting periods. SFAS No. 156 is effective as of an entity’s first fiscal year beginning after September 15, 2006. Early adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including interim financial statements, for any period of that fiscal year. The Company does not expect the adoption of this statement to have a material impact on our consolidated financial condition, results of operations or cash flows.

In June 2006, the Emerging Issues Task Force (“EITF”) released Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements” (“EITF 06-4”). This EITF consensus opinion was ratified by the FASB on September 20, 2006. EITF 06-4 requires employers who have entered into a split-dollar life insurance arrangement with an employee that extends to post-retirement periods, to recognize a liability and related compensation costs in accordance with SFAS No. 106, “Accounting for Post Retirement Benefit Obligations” or Accounting Principles Board Opinion No. 12, “Omnibus Opinion.” The effective date of EITF No. 06-4 is for fiscal years beginning after December 15, 2006, and the opinion may be adopted through either a cumulative effect adjustment to retained earnings at the beginning of the year of adoption, or through retrospective application to prior periods. Management has not yet completed the analysis required to determine the impact of this new accounting standard on the Corporation’s consolidated financial statements. This analysis is currently in process and will be completed during the fourth quarter of 2006.

In May 2006, the EITF released Issue No. 06-5, “Accounting for Purchases of Life Insurance—Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance” (“EITF 06-05”). This EITF consensus opinion was ratified by the FASB on September 20, 2006. EITF 06-5 provides clarifying guidance on determining the amount that could be realized from a life insurance contract, which is the measurement amount for the asset in accordance with Technical Bulletin 85-4. The effective date of EITF 06-5 is for fiscal years beginning after December 15, 2006, and should be applied as either a change in accounting principle through a cumulative effect adjustment to retained earnings or a change in accounting principle through retrospective application to all prior periods. Management is currently evaluating the impact of adopting EITF 06-5 on the Corporation’s consolidated financial statements.

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. In addition, FIN 48 provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 also requires expanded disclosures, including a roll forward of unrecognized tax benefits as well as specific detail related to tax uncertainties for which it is reasonably possible the amount of unrecognized tax benefit will significantly change within 12 months. FIN 48 is effective for fiscal years beginning after December 15, 2006. Management is currently evaluating the impact of adopting this new accounting standard on the Corporation’s consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS No. 157 or the Statement). The Statement was issued to define fair value, establish a framework for measuring fair value in generally accepted accounting principles (GAAP), and to expand fair value disclosure requirements. Prior to issuance of this Statement, different definitions of fair value existed within GAAP and there was limited guidance available on applying existing fair value definitions. The statement does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Management does not expect the adoption of this Statement to have a material impact on the Corporation’s consolidated financial statements.

In September 2006, FASB also issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (SFAS No. 158 or the Statement). The Statement requires employers to recognize the over or under funded status of their single-employer pension and postretirement benefit plans as either an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. The Statement also requires most employers to measure the funded status of a plan as of the date of its year-end statement of financial position. The funded status of a benefit plan shall be measured as the difference between plan assets at fair value and the benefit obligation, which shall be measured as follows: for a pension plan, the benefit obligation is the projected benefit obligation (PBO); for any other postretirement benefit plan, the benefit obligation is the accumulated postretirement benefit obligation. Additionally, the Statement also requires the measurement of the benefit plan’s assets and obligations to be measured as of the date of the employer’s year-end statement of financial position.

The effective date of SFAS No. 158, for the funded status-reporting requirement, is for fiscal years ending on or after December 15, 2006 (for publicly traded companies or companies close to becoming publicly traded) with retrospective application prohibited. However, the measurement date provision is effective for fiscal years ending after December 15, 2008 and retrospective application is also prohibited, but early adoption is permitted and encouraged. The Corporation does not provide any pension or other postretirement benefits to its employees. Therefore, the new standard will not have any effect on the Corporation’s consolidated financial statements.

M.	Subsequent Event

In early November 2006, the Company received information regarding the bankruptcy filing of a commercial borrower. Management evaluated this information and recorded a $0.9 million provision for loss on this $1.5 million loan as of September 30, 2006. Additionally, concurrent with this assessment of loss, management entered into an agreement to sell this loan for $0.6 million, the carrying value of the loan as of September 30, 2006. The sale of this loan is expected to close in the fourth quarter of 2006 and is not expected to result in any additional loss.

OMEGA FINANCIAL CORPORATION AND SUBSIDIARIES
     Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Investment Considerations
In analyzing whether to make, or to continue to make, an investment in Omega, investors should consider among other factors, certain investment considerations more particularly described in Item 1A of Part II “Risk Factors” in this Quarterly Report on Form 10-Q and in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.
Application of Critical Accounting Policies and Estimates
The Corporation’s consolidated financial statements are prepared based upon the application of U.S. generally accepted accounting principles, the most significant of which are described in Notes A and B to consolidated financial statements included in this Quarterly Report on Form 10-Q. Certain of these policies require numerous estimates and economic assumptions, based upon information available as of the date of the financial statements. As such, over time, they may prove inaccurate or vary and may significantly affect the Corporation’s reported results and financial position for the period or in future periods. The accounting policy for establishing the allowance for loan losses has a greater reliance on the use of estimates, and as such has a greater possibility of producing results that could be different than originally reported. Changes in underlying factors, assumptions or estimates in the allowance for loan losses could have a material impact on the Corporation’s future financial condition and results of operations.

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

Omega’s accounting policy for goodwill and other intangibles also places significant reliance on the use of estimates. Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. Other intangible assets represent purchased assets that lack physical substance but that can be separately distinguished from goodwill because of contractual or other legal rights, or because the asset is capable of being sold or exchanged either on its own or in combination with a related contract, asset or liability. It is Omega’s policy that goodwill be tested at least annually for impairment. Management’s current analysis indicates that as of September 30, 2006, a 13.9% decline in Omega’s market capitalization would trigger further analysis of the carrying value of goodwill, which could result in a reduction to its value and a charge to earnings.

Intangible assets with finite lives include core deposits and customer relationships. Intangible assets are subject to impairment testing whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Core deposit and customer relationship intangibles are amortized over a period of time that represents their expected life using method of amortization that reflects the pattern of economic benefit. Management estimates that consecutive annual declines of more than 10% of the acquired customer base subsequent to September 30, 2006 could result in an impairment of the core deposit intangible and affect Omega’s operating results in future years.

1. Operations Overview
Three Months Ended September 30, 2006 and 2005
Net income for the third quarter of 2006 was $5.4 million, a 3.7% decrease, compared to the same period of 2005. The decreased earnings are attributable to a decline in income from credit activities and a loss on disposal of discontinued operations. These decreases were partially offset by an increase in other income and a decline in other expense. Income from credit activities for the third quarter of 2006 decreased compared to the third quarter of 2005, due primarily to an increase in our cost of funds and an increased provision for loan losses. Other income increased primarily due to higher levels of fee income and higher investment securities gains when compared to the third quarter of 2005. Other expense declined primarily due to lower employee costs, advertising and professional fees, offset in part by increased Pennsylvania shares tax.
Third quarter 2006 income from continuing operations before income taxes and discontinued operations increased by $.3 million over the same period for 2005 due to the reasons cited above. The effective income tax rate on continuing operations increased to 23.1% in the third quarter of 2006, versus 20.5% in the third quarter of 2005.
During the third quarter of 2006, the Corporation finalized its disposition of Sentry Trust, which has been accounted for as discontinued operations. Third quarter 2006 income from discontinued operations, net of tax, increased to $.3 million compared to $.2 million in the third quarter of 2005 due to higher trust fee income and reduced operating expenses. However, the loss on disposal of Sentry Trust of $.4 million was also recorded, resulting in a net loss from discontinued operations for the quarter of $.1 million.
Our effective income tax rate increased to 25.1% during the third quarter of 2006, compared to 20.8% for the same period of 2005. This increase was due primarily to higher income taxes related to continuing operations and the final disposition of Sentry Trust.
Nine Months Ended September 30, 2006 and 2005
Net income for the nine months ended September 30, 2006 decreased to $16.0 million from $17.5 million in the nine months ended September 30, 2005, a 8.4% decrease. The primary reasons for the decrease in overall earnings for the first nine months of 2006 compared to 2005 include: a $1.0 million gain on the early extinguishment of debt in the nine months ended September 30, 2005 which did not recur in the nine months ended September 30, 2006; a $.3 million decrease in net interest income; a $.5 million increase in the provision for loan loss; a $.6 million increase in other income (after adjusting for the 2005 early extinguishment gain); a minor increase in other expenses, caused by increased administrative costs, offset, in part, by savings in advertising, insurance and professional fees. Additionally, the final loss on the sale of Sentry Trust, which has been accounted for as a discontinued operation, was recorded, resulting in a $.1 million loss in the nine months ended September 30, 2006 compared to $.1 million of income in the nine months ended September 30, 2005.
Income from continuing operations for the nine months ended September 30, 2006 declined by $1.3 million in comparison to the same period of 2005, due to the reasons cited above. The Corporation’s effective income tax rate on continuing operations increased to 22.5% in the nine months ended September 30, 2006, versus 21.5% for the nine months ended September 30, 2005. Due to the completion of the sale of Sentry Trust, income from discontinued operations decreased by $.2 million for the nine-month period ended September 30, 2006 compared to the same period of 2005.

The following are selected key ratios for the periods:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Return on average assets (annualized)	1.13%	1.12%	1.12%	1.16%
Return on average tangible assets (annualized)	1.24	1.22	1.23	1.27
Return on average stated equity (annualized)	6.64	6.90	6.64	7.29
Return on average tangible equity (annualized)	13.94	14.68	14.04	15.73
Dividend payout ratio	72.74	70.24	72.86	66.92

Average equity to average assets (stated)	16.97	16.21	16.86	15.91
Average equity to average assets (tangible)	8.87	8.34	8.76	8.06
Net Interest Income
Net interest income is the largest source of operating revenue to the Corporation, and is the difference between interest earned on interest-earning assets and the interest expense incurred on interest-bearing liabilities. For discussion purposes, net interest margin is adjusted to a fully taxable equivalent basis to facilitate performance comparison between taxable and tax-exempt assets by increasing tax-exempt income by an amount equal to the federal income taxes that would have been paid if this income had been taxable at the applicable statutory rate.
Three Months Ended September 30, 2006 and 2005
Net interest income for the third quarter of 2006 was $15.4 million, a decrease of $.2 million or 1.4%, compared to net interest income of $15.6 million in the third quarter of 2005. The taxable equivalent net interest margin was 4.08% for the third quarter of 2006, versus 3.99% for the third quarter of 2005. However, average interest earning assets decreased by $76.3 million or 4.7% in the third quarter of 2006 compared to the third quarter of 2005. The decrease in interest earning assets in the third quarter of 2006 caused a decline in interest income of $.9 million, which was more than offset by a $1.9 million increase in interest income due to a higher level of interest rates in the third quarter of 2006 versus the third quarter of 2005. The yield on average earning assets in the third quarter of 2006 was 54 basis points higher than in the third quarter of 2005. Our cost of funds was 41 basis points higher in the third quarter of 2006 when compared to the third quarter of 2005 resulting in increased interest expense of $1.3 million, which was offset, in part, by interest savings of $.1 million from a decrease in average interest-bearing liabilities.
Nine months ended September 30, 2006 and 2005
Net interest income for the nine months ended September 30, 2006 declined to $45.9 million from $46.2 million in the same period of 2005. The taxable equivalent net interest margin in 2006 was 4.05%, a 17 basis point increase over 2005. Average interest-earning assets decreased by $91.5 million in the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005, a 5.5% decrease due primarily to scheduled maturities of loans and reduced new loan volume. The lower level of interest-earning assets caused a $3.9 million decrease in interest income in the nine months ended September 30, 2006 versus the nine months ended September 30, 2005. However, this was more than offset by a 59 basis point increase in the yield on average interest-earning assets due to the increasing interest rate environment, which generated an additional $6.9 million in interest income. Our cost of funds increased by 40 basis points in the nine months ended September 30, 2006 versus 2005, resulting in increased interest expense of $4.6 million, which was offset, in part, by interest savings of $1.2 million from a decrease in average interest-bearing liabilities.

The following are key net interest margin ratios (annualized):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Yield on average earning assets	6.23%	5.68%	6.07%	5.48%
Cost to fund earning assets	2.26	1.84	2.15	1.75
Net interest margin	3.97	3.84	3.92	3.73
Net interest margin — tax equivalent	4.08	3.99	4.05	3.88
Effects of Interest Rate Changes on Net Interest Income
At September 30, 2006, Omega had $703.3 million of earning assets scheduled to reprice over the next twelve months as compared to $853.0 million in interest-sensitive liabilities, resulting in a negative gap of $149.7 million, or 5.1% of assets. In order to predict net interest income at risk over the next twelve months based on hypothetical rate movements, a rate shock simulation was performed on the balance sheet, assuming that interest rates would increase and decrease by 100 and 200 basis points. These simulations assume no volume or mix changes in the balance sheet. As the table below indicates, Omega is exposed to a possible loss of income over the next twelve months if interest rates fall. There have been no material changes in the potential amount of interest rate risk since December 31, 2005. For example, net interest income at risk for an immediate 100 basis point decrease in rates as of September 30, 2006 was $1.7 million, or 2.6%, of net interest income, compared to $1.8 million, or 2.7%, of net interest income at risk on December 31, 2005. Conversely, the results suggest that an immediate 100 basis point increase in interest rates would increase net interest income by approximately $1.7 million, or 2.6%, over a 12-month period. There is no guarantee however, that the changes in net interest income shown in this table will occur as predicted as a result of changes in interest rates.
Possible Effect of Interest Rate Risk on Net Interest Income
Based on Interest Rate Shock Analysis
($ in thousands)

September 30, 2006			December 31, 2005
Change in	Change in Net		Change in	Change in Net
Interest Rates	Interest	Percent	Interest Rates	Interest	Percent
(Basis points)	Income $	Change	(Basis points)	Income $	Change
200	3,437	5.2%	200	3,500	5.4%
100	1,716	2.6%	100	1,785	2.7%
0	0	0	0	0	0
(100)	(1,729)	(2.6)%	(100)	(1,777)	(2.7)%
(200)	(3,489)	(5.3)%	(200)	(3,540)	(5.4)%
Loan Loss Provision
During the nine months ended September 30, 2006, a loan loss provision of $1,120,000 was recorded ($120,000, $100,000 and $900,000 in the first, second and third quarters, respectively) while in the nine months ended September 30, 2005 a loan loss provision of $612,000 was recorded ($142,000, $180,000 and $290,000 in the first, second and third quarters, respectively.) The loan loss provision is reflective of changes in credit quality, including activity in non-performing loans in each quarter, as compared to the previous quarter and an analysis of the overall adequacy of the allowance for loan loss reserve. Management’s analysis of the loan loss reserve resulted in a $900,000 provision for loan losses in the third quarter due primarily to losses related to one commercial borrower that filed for bankruptcy protection in November 2006. Charge-offs during the nine months ended September 30, 2006 are $.2 million less than during the same period of 2005, and recoveries in the nine months ended September 30, 2006 are $.2 million more than in the nine months ended September 30, 2005. Non-performing loans increased by $515,000 from June 30, 2006 to September 30, 2006 as a result of one commercial borrower.

Other Income and Expense
Three months ended September 30, 2006 and 2005
Other Income
Total other income increased $.8 million, or 12.4% during the third quarter of 2006 as compared to the same period of 2005, driven primarily by $.4 million of securities gains and $.3 million of fee income. Service charge income from deposit accounts improved by $.2 million due to an increase in overdraft fees and increased account analysis fees on commercial accounts. Our loan fee income increased by $.1 million during the quarter because of increased secondary market fees, letter of credit fees and loan service fees.
As a percentage of average assets, annualized other income (net of gains on sales of securities, loans and other assets and early extinguishment of debt) was 1.35% for the third quarter of 2006 versus 1.25% for the third quarter of 2005.
Other Expense
Total other expenses decreased by $.4 million, or 2.5% in the third quarter of 2006 when compared to the third quarter of 2005. Salaries and employee benefits contributed to the decrease, declining by 1.7% quarter to quarter, in response to changes in staffing needs. The Company’s Pennsylvania Shares tax increased by $.5 million, due to shares tax credits taken in the third quarter of 2005. Other expenses declined by $.9 million when compared to the three months ended September 30, 2005, as a result of decreases in the categories of supplies, liability insurance, correspondent bank fees and advertising costs.
As a percentage of average assets, annualized other expenses were 3.03% and 3% for the quarters ended September 30, 2006 and 2005, respectively.
Nine months ended September 30, 2006 and 2005
Other Income
Total other income decreased by $.4 million, or 2.1% in the nine months ended September 30, 2006 versus the same period of 2005, caused primarily by the non-recurrence in the nine months ended September 30, 2006 of the $1.0 million gain on early debt extinguishment reported in the nine months ended September 30, 2005. However, offsetting the non-recurring gain were increases in our service fee income on deposits of $.7 million (a 10% increase) and a $.3 million increase in our service fees on loans. Income from securities gains and other asset sales decreased in the nine months ended September 30, 2006 when compared to the same period of 2005, due primarily to the effects of the balance sheet restructuring efforts that took place in early 2005 following the acquisition of Sun Bancorp, Inc. (“Sun”) on October 1, 2004.
As a percentage of average assets, annualized other income (net of gains on sales of securities, loans and other assets and early extinguishment of debt) was 1.11% for the nine months the nine months ended September 30, 2006 versus 1.24% for the same period of 2005.
Other Expense
Total other operating expenses remained consistent in the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005. We experienced minor increases in salaries and employee benefits and occupancy and equipment costs in the nine months ended September 30, 2006 versus the nine months ended September 30, 2005. Our Pennsylvania Shares tax expense increased by $.8 million in the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005, due to a shares tax credit taken in 2005. Other expenses decreased by $1.4 million due to cost savings in the nine months ended September 30, 2006 in the categories of correspondent bank fees, supplies, liability insurance and advertising costs.
As a percentage of average assets, annualized other expenses were 3.11% and 3% for the nine months ended September 30, 2006 and 2005, respectively.

Income Taxes
Three months ended September 30, 2006 and 2005
The effective tax rate for the three months ended September 30, 2006 was 25.1%, as a result of a 23.1% effective rate on income from continuing operations and 35.3% effective rate on income from discontinued operations. The third quarter of 2005 had an effective rate of 20.8%, a result of a 20.5% effective rate on income from continuing operations and 29.3% rate on income from discontinued operations. In addition, a tax expense of $.6 million on the disposal of discontinued operations in 2006 is a result of permanent differences in the book and tax basis of goodwill. (See note C – Discontinued Operations to the consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.)
Nine months ended September 30, 2006 and 2005
The effective tax rate for the nine months ended September 30, 2006 was 25.6%, as a result of a 22.5% effective rate on income from continuing operations and 35.2% rate on income of discontinued operations. In the nine months ended September 30, 2005, the effective tax rate was 21.4% as a result of a 21.5% rate on income from continuing operations and a 3.5% tax benefit on income from discontinued operations. The increase from the nine months ended September 30, 2005 to the nine months ended September 30, 2006 in the effective tax rate on continuing operations is the result of favorable tax treatment from the charitable contribution of real estate in the nine months ended September 30, 2005. For the year ended December 31, 2005, the effective tax rate was 21.1%, as a result of a 21.2% effective rate on income from continuing operations and a tax benefit at an effective rate of 38.3% on income from discontinued operations.
2. Consolidated Balance Sheet Review
Overview
The Company’s total assets as of September 30, 2006 have decreased by $63.9 million, or 3.3%, since December 31, 2005. Prepayments on loans and lower levels of new loan origination have decreased our loan portfolio by 2.8% from $1.2 billion at December 31, 2005 to $1.18 billion at September 30, 2006, of which $28 million is classified in assets held for sale. Additionally, the Company’s investment portfolio has decreased by $32 million, or 9.2% since December 31, 2005 due primarily to scheduled maturities of investment securities. The Company’s deposits have decreased by 2.3% since December 31, 2005, primarily due to a decrease in interest bearing deposits as rate sensitive consumers shifted their deposits as interest rates increased. The Company’s demand deposits at September 30, 2006 increased 1.2% since December 31, 2005. A total of $34.7 million in deposits are classified as liabilities held for sale. Short and long-term borrowings have decreased at September 30, 2006 when compared to December 31, 2005 due to scheduled maturities and a decline in short-term liquidity needs. Since year-end 2005, the Company’s share repurchase program has resulted in approximately $4.2 million (133,600 shares) of the Corporation’s stock being repurchased from shareholders.
A. Investment Securities
Management of the investment portfolio entails evaluation and realignment of the size and composition of the portfolio in order to accomplish various corporate objectives, including ensuring high asset quality, satisfying liquidity needs, achieving desired yield and maturity, and tax planning.
Total investment securities as a percentage of total assets at September 30, 2006 and December 31, 2005 were 17.5% and 18.3%, respectively. Amortized cost of securities maturing or re-pricing in one year or less comprised 49% of the total amortized cost of investment securities as of September 30, 2006, as compared to 34% of total investment securities as of December 31, 2005. There was $.7 million in investments in instruments of foreign countries on September 30, 2006 and December 31, 2005.
During the first quarter of 2005, management continued its restructuring of the fixed income investment portfolio acquired from Sun. Investment securities with a total amortized cost of $47.2 million were liquidated, providing a gain of $.4 million. The average remaining maturity of the securities sold was 12.5 years, which exceeds the two to five-year maturity period that Omega considers acceptable for its current interest rate risk position. Proceeds from the sale of the securities helped fund the early liquidation of $55 million in long-term debt acquired from Sun. In addition, as a result of favorable market conditions, equity securities were sold in the first, second and third quarters of 2005, generating net gains of $.6 million, $.5 million and $.1 million, respectively. In 2006, favorable market conditions have resulted in the sale of $1.4 million equity securities providing net gains of $.82 million.
During 2005, a trading account was established to record assets held in Rabbi Trusts (the trusts), including US Treasury Notes, mutual funds and cash equivalents. During the first quarter of 2006, $435,000 of the investments were liquidated and paid out of the trusts. The increase in the market value of the remaining trading securities during the nine months ended September 30, 2006 was $6,000.
Other investments primarily include Federal Reserve Bank and Federal Home Loan Bank stock.
B. Loans
Net loans, including loans held for sale, in the nine months ended September 30, 2006 decreased by $34.1 million, or 2.8% from the balance at December 31, 2005, bringing the total to $1.2 billion at September 30, 2006. The decrease in net loans is due to scheduled maturities, the payoff of some non-performing loans and reduced new loan volume in comparison to prior periods. At September 30, 2006, approximately $28.0 million of loans were included in assets held for sale related to the three branches being sold. (See note D – Assets and Liabilities Held for Sale to the consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.) The following table shows the composition of the loan portfolio (in thousands).

	September 30	December 31
	2006	2005
Commercial, financial and agricultural	$257,800	$271,162
Real estate — commercial	444,711	465,724
Real estate — construction	20,286	22,000
Real estate — mortgage	226,227	242,606
Home equity	164,359	137,496
Personal	49,322	63,687
Lease financing	20,700	14,045
Unearned interest	(3,362)	(1,865)

Total loans	1,180,043	1,214,855
Less loans included in assets held for sale	27,954	—

Total portfolio loans	$1,152,089	$1,214,855

Nonaccrual loans	$23,263	$6,562
As of September 30, 2006, there were no non-accrual loans classified as assets held for sale.

Changes in the allowance for loan losses for the nine months ended September 30, 2006 and 2005 were as follows (in thousands):

	September 30,
	2006	2005
Balance of allowance — beginning of period	$15,482	$15,644
Loans charged off:
Commercial, financial and agricultural	777	290
Real estate — commercial		165
Real estate — mortgage	96	235
Personal and lease financing loans	261	647

Total charge-offs	1,134	1,337

Recoveries of loans previously charged off:
Commercial, financial and agricultural	303	71
Real estate — commercial		10
Real estate — mortgage	16	41
Personal and lease financing loans	136	167

Total recoveries	455	289

Net charge-offs	679	1,048
Provision for loan losses	1,120	612

Balance of allowance — end of period.	$15,923	$15,208

Less: Balance, held for sale	(196)	—

Balance of allowance, loan portfolio	$15,727	$15,208

Omega has certain loans in its portfolio that are considered to be impaired in accordance with SFAS No. 114 (and as amended by SFAS No. 118.) It is the policy of the Corporation to recognize income on impaired loans on a cash basis, only to the extent that it exceeds principal balance recovery. Following is a summary of impaired loan data as of the date of each balance sheet presented.

	September 30,	December 31,
	2006	2005

Impaired loans:
Recorded investment at period end	$22,461,000	$5,676,000
Impaired loan balance for which there is a related allowance	22,461,000	5,676,000
Amount of allowance for impaired loans	4,490,000	1,217,000
Impaired loan balance for which there is no related allowance	—	—
Average recorded investment	18,218,000	4,933,000

	Three months ended
	2006	June 28, 1904

Interest income recognized (on a cash basis)	$72,000	$13,000
As of September 30, 2006, there were no impaired loans classified as assets held for sale.

Management performs a quantitative analysis to support the adequacy of the allowance for loan losses. This analysis includes review of historical charge-off rates for loan categories, fluctuations and trends in the amount of classified loans and economic factors. Significant to this analysis is any change in observable trends that may be occurring relative to loans in order to assess potential credit weaknesses. Current economic factors and trends in risk ratings are considered in the determination and allocation of the allowance for loan losses. The allowance for loan losses at September 30, 2006 and December 31, 2005 represented 1.35% and 1.27%, respectively, of the total loans outstanding, net of unearned interest.
Set forth below is an analysis of Omega’s non-performing loans as of September 30, 2006 as compared to December 31, 2005.

	Non-performing Loans
	(Dollars in thousands)
	September 30	December 31
	2006	2005
Non-accrual loans	$23,263	$6,562
Accruing loans past due 90 days or more	2,943	2,616

Total non-performing loans	$26,206	$9,178

Non-performing loans as percent of allowance	164.6%	59.3%
The increase of $17 million in non-performing loans from December 31, 2005 to September 30, 2006 was due primarily to one commercial borrower with outstanding loan balances of $20 million who filed for bankruptcy protection in the first quarter of 2006. Partially offsetting the increase of this $20 million to non-accrual was the payoff of three other commercial borrowers that were previously included in non-accrual status.
At September 30, 2006, $3.5 million of the loan loss reserve was specifically allocated to the previously mentioned $20 million relationship. The financial impact of placing this borrower’s loans on non-accrual status was a reduction in interest income of approximately $116,000 per month. Currently, this borrower is performing under the bankruptcy plan, however, because the customer continued to experience a loss from operations, an additional $600,000 in reserve for loan losses was allocated to this borrower in the third quarter. Omega has estimated and provided for known exposures for this credit; however, evaluations of the credit continue. The ongoing analysis may cause this estimate to change in the future and actual losses resulting from the credit may differ materially from current estimates.
In addition, at September 30, 2006, $.9 million of the loan loss reserve was specifically allocated to one commercial borrower with an outstanding loan balance of $1.5 million. At September 30, 2006, this loan was in performing status, however, in November 2006, the borrower filed for bankruptcy protection. At that time, the Company entered into an agreement to sell the loan for $0.6 million, the carrying value of the loan as of September 30, 2006. The sale of this loan is expected to close in the fourth quarter of 2006 and is not expected to result in any additional loss.
C. Deposits and Other Sources of Funds
Deposits provide the primary source of funding for loans and investment securities. As of September 30, 2006, total deposits, including $34.7 million in deposits classified as liabilities held for sale, decreased by $32.7 million, or 2.3% as compared to December 31, 2005. The decrease in deposits since year-end 2005 has primarily been due to changes in the competitive rate environment. Rate-sensitive consumers have moved their money market and savings accounts to alternative investments, while maintaining and increasing non-interest demand deposits and longer-term time deposits.
As of September 30, 2006, non-interest bearing deposits, including $2.8 million in deposits held for sale, increased by $2.9 million, or 1.2% and interest bearing accounts, including $31.9 million classified as liabilities held for sale, decreased by $35.6 million, or 3.0% when compared to December 31, 2005.

The following table shows the composition of deposits ($ in thousands):

	September 30, 2006		December 31, 2005

Non-interest bearing demand deposits	$239,587	17.2%	$236,683	16.6%
Interest bearing demand deposits	299,452	21.5	330,855	23.2
Savings and money market	271,933	19.6	292,920	20.6
Time deposits less than $100,000	479,364	34.5	467,420	32.9
Time deposits greater than $100,000	99,452	7.2	94,652	6.7

	1,389,788	100.0	1,422,530	100.0
Less deposits included in assets held for sale	(34,663)	(2.5)	—	—

Total Deposits	$1,355,125	97.5%	$1,422,530	100.0%

Borrowed funds are used as an additional source of funding for loans and investment securities. As of September 30, 2006, Omega had short-term borrowings (maturities within one year) in the amount of $62.7 million as compared to $90.2 million at December 31, 2005, representing a decrease of $27.4 million or 30.4%.
The balance of junior subordinated debt was $56.3 million and $56.7 million at September 30, 2006 and December 31, 2005, respectively.
D. Liquidity and Capital Resources
Omega derives liquidity through increased customer deposits, maturities in the investment portfolio, loan repayments and income from earning assets. When deposits are not adequate to fund customer loan demand, liquidity needs can be met in the short-term funds markets through arrangements with our correspondent banks or through the purchase of brokered certificates of deposit. The Bank is also a member of the Federal Home Loan Bank of Pittsburgh, which provides another source of liquidity. The Company may from time to time access capital markets and/or borrow funds from private investors to meet liquidity needs. Omega actively manages its liquidity position through the Asset and Liability Management Committee. Monthly reviews by management and quarterly reviews by the committee under prescribed policies and procedures are designed to ensure that we will maintain adequate levels of available funds.
Management believes that the Company has adequate liquidity available to respond to current and anticipated demands and is unaware of any trends or demands, commitments, events or uncertainties that will materially affect the ability to maintain liquidity at satisfactory levels for the next twelve months.
The Corporation paid a cash dividend of $.31 per share on July 1, 2006. On August 28, 2006, the Corporation declared another dividend of an equal amount, paid on October 2, 2006 to shareholders of record at September 15, 2006.
3. Regulatory Capital Compliance
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

At September 30, 2006, Omega and Omega Bank, its banking subsidiary, each met the regulatory definition of a “well capitalized” financial institution, i.e., a leverage ratio exceeding 5%, Tier 1 capital exceeding 6% and total capital exceeding 10%.
4. Share Repurchase Program
On January 23, 2006, the Board of Directors of Omega approved a new share repurchase program authorizing the buy back of up to 10% of Omega’s outstanding common stock. At that time there were 12,604,477 common shares outstanding with 1,260,447 shares eligible to be repurchased. The program will remain in effect until the 10% limit is reached; however, the Board of Directors may discontinue it at any time. No shares were repurchased during the third quarter 2006. As of September 30, 2006, 133,600 shares have been repurchased in conjunction with this program, at an average cost of $31.39 per share.
5. Subsequent Event
In early November 2006, the Company received information regarding the bankruptcy filing of a commercial borrower. Management evaluated this information and recorded a $0.9 million provision for loss on this $1.5 million loan as of September 30, 2006. Additionally, concurrent with this assessment of loss, management entered into an agreement to sell this loan for $0.6 million, the carrying value of the loan as of September 30, 2006. The sale of this loan is expected to close in the fourth quarter of 2006 and is not expected to result in any additional loss.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Omega is impacted by market risks, and has procedures in place to evaluate and mitigate these risks. These market risks and Omega’s procedures are described in the Management’s Discussion and Analysis of Financial Condition and Results of Operations – Market Risk section of the 2005 Annual Report to Shareholders attached as Exhibit 13.1 to the Company’s Form 10-K for the fiscal year ended December 31, 2005. There have been no known material changes in the market risks that impact Omega, or its procedures relative to these risks, since December 31, 2005.
Item 4. Controls and Procedures
Quarterly evaluation of the Company’s Disclosure Controls and Internal Controls over Financial Reporting
The Company’s management, with the participation of its chief executive officer and chief financial officer, conducted an evaluation, as of September 30, 2006, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)). Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that, as of the end of the period covered by this quarterly report, the Company’s disclosure controls and procedures were effective in reaching a reasonable level of assurance that (i) information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) information required to be disclosed by the Company in its reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to its management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, also conducted an evaluation of the Company’s internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), to determine whether any changes occurred during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Based on that evaluation, there was no such change during the quarter ended September 30, 2006.
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

PART II. Other Information
Item 1. Legal Proceedings
The Company and Omega Bank (“Bank”) are involved in various legal proceedings incidental to their business. Neither the Company, the Bank nor any of their properties are subject to any material legal proceedings, nor are any such proceedings known to be contemplated by any governmental authority.
Item 1A. Risk Factors
Unless the context indicates otherwise, all references to “we,” “us,” “our” in this subsection “Risk Factors” refer to the Company and the Bank. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, referred to as “Form 10-K” in this filing, which could materially affect our business, financial condition or future results. The risk factors in our Form 10-K have not materially changed other than those risk factors that are set forth below. These changes should be read in conjunction with the risk factors included in our Form 10-K. The risks described in our Form 10-K, as amended below, are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
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
The operations of financial institutions, such as us, are dependent to a large degree on net interest income, which is the difference between interest income from loans and investments and interest expense on deposits and borrowings. Our net interest income is significantly affected by market rates of interest that in turn are affected by prevailing economic conditions, by the fiscal and monetary policies of the federal government and by the policies of various regulatory agencies. At September 30, 2006, total interest bearing liabilities maturing or re-pricing within one year exceeded total interest earning assets maturing or re-pricing during the same time period by $149.7 million representing a cumulative one-year sensitivity ratio of .82. Simulation of interest rate changes suggests that if interest rates immediately decreased 100 basis points, our net interest income would likely decrease 2.6% over the next twelve months. Like all financial institutions, our balance sheet is affected by fluctuations in interest rates. We closely monitor the sensitivity of our net interest income to changes in interest rates and attempt to limit the variability. We attempt to manage such risk by modifying investment, lending, funding or pricing strategies. Volatility in interest rates can also result in disintermediation, which is the flow of funds away from financial institutions into direct investments, such as US Government and corporate securities and other investment vehicles, including mutual funds, which, because of the absence of federal insurance premiums and reserve requirements, generally pay higher rates of return than financial institutions.
Most of our loans are secured by real estate located in our market area. If there is a downturn in our real estate market, these borrowers may default on their loans and we may not be able to fully recover our loans.
A downturn in the real estate market could hurt our business because most of our loans are secured by real estate. As of September 30, 2006, approximately 72.5% of the book value of our loan portfolio consisted of loans collateralized by various types of real estate. Substantially all of our real property collateral is located in Central and Northeastern Pennsylvania. Real estate values and real estate markets are generally affected by changes in national, regional or local economic conditions, fluctuations in interest rates and the availability of loans to potential purchasers, changes in tax laws and other governmental statutes, regulations and policies and acts of nature. If real estate prices decline, the value of real estate collateral securing our loans could be reduced. Our ability to recover on defaulted loans by foreclosing and selling the real estate collateral would then be diminished and we would be more likely to suffer losses on defaulted loans. Any such downturn could have a material adverse effect on our business, financial condition and results of operations.

We have established an allowance for loan losses based on our management’s estimate. Actual losses could differ significantly from those estimates. If the allowance is not adequate, it could have a material adverse effect on our earnings and the price of our stock.
We have established an allowance for loan losses which management believes to be adequate to offset probable losses on our existing loans. At September 30, 2006, we allocated $3.5 million of the loan loss reserve to one large commercial borrower that filed for bankruptcy protection in the first quarter of 2006. We estimated and provided for known exposures for this $20 million loan; however, evaluations of the credit continue. Because there is no precise method of estimating loan losses, our ongoing analysis of loan losses may cause our estimates to change in the future and, therefore, actual losses resulting from our loans may differ materially from our estimates. Moreover, there can be no assurance that any future declines in real estate market conditions, general economic conditions or changes in regulatory policies will not require us to increase our allowance for loan losses with respect to the $20 million loan described above or other loans in our portfolio. Any increase in the allowance for loan losses will reduce our earnings and may adversely affect the price of our common stock.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On January 23, 2006, the Board of Directors of Omega approved a new share repurchase program authorizing the buy back of up to 10% of Omega’s outstanding common stock. At that time there were 12,604,477 common shares outstanding with 1,260,447 shares eligible to be repurchased. The program will remain in effect until the 10% limit is reached; however, the Board of Directors may discontinue it at any time. As of September 30, 2006, 133,600 shares were repurchased in conjunction with this program, at an average cost of $31.39 per share and 1,126,847 shares remain that may be repurchased under the plan. There were no shares purchased in the third quarter of 2006.
Item 3. Defaults upon Senior Securities
     None
Item 4. Submission of Matters to a Vote of Security Holders
     None
Item 5. Other Information
Item 2.02 Results of Operations and Financial Condition
On November 3, 2006, the Company issued a press release announcing certain additional and revised information regarding the financial results for the third quarter of the fiscal year 2006. A copy of the press release is attached as Exhibit 99.1 to this Quarterly Report on Form 10-Q and incorporated herein by reference.
Item 6. Exhibits

Exhibit
Number	Description
3.1*	Amended and Restated Bylaws

31.1	Chief Executive Officer’s Rule 13a-14(a)/15d-14(a) (Section 302) Certification

31.2	Chief Financial Officer’s Rule 13a-14(a)/15d-14(a) (Section 302) Certification

32.1	Section 1350 (Section 906) Certification by Chief Executive Officer

32.2	Section 1350 (Section 906) Certification by Chief Financial Officer

99.1	Press Release issued on November 3, 2006

*	Incorporated by reference to Form 8-K filed on September 28, 2006

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OMEGA FINANCIAL CORPORATION

(Registrant)

November 9, 2006	By:	/s/ Donita R. Koval

Date		Donita R. Koval
President and
Chief Executive Officer

November 9, 2006		/s/ Daniel L. Warfel

Date		Daniel L. Warfel
Executive Vice President and
Chief Financial Officer

OMEGA FINANCIAL CORPORATION
QUARTERLY REPORT ON FORM 10-Q
SEPTEMBER 30, 2006
EXHIBIT INDEX

3.1	Amended and Restated Bylaws	*

31.1	Chief Executive Officer’s Rule 13a-14(a)/15d-14(a) (Section 302) Certification	39

31.2	Chief Financial Officer’s Rule 13a-14(a)/15d-14(a) (Section 302) Certification	40

32.1	Section 1350 (Section 906) Certification by Chief Executive Officer	41

32.2	Section 1350 (Section 906) Certification by Chief Financial Officer	42

99.1	Press Release issued on November 3, 2006	43

*	Incorporated by reference to Form 8-K filed on September 28, 2006