Form 10-K
period 2006-12-31
OMEGA FINANCIAL CORP /PA/
filed 2007-03-16
CIK 705671

FORM 10-K

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

(X)	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
or
( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________________ to __________________

  Commission file number 0-13599

                           Omega Financial Corporation

  (Exact name of registrant as specified in its charter)

Pennsylvania	25-1420888

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

366 Walker Drive, State College, PA	16801

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (814) 231-7680

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange where registered

Common Stock, par value $5.00	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405

of the Securities Act	Yes ___	No	|X|

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ___	No	|X|

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes |X|	No	___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act). (Check one):

Large accelerated filer ___	Accelerated filer |X|	Non-accelerated filer _____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes ___	No	|X|

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold on June 30, 2006, the last business day of the registrant’s most recently completed second fiscal quarter was $353,104,682. (1)

There were 12,652,497 shares of the registrant’s common stock outstanding as of March 7, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

(Specific sections incorporated by reference are identified under applicable items herein)

Certain portions of the Company’s Annual Report to Shareholders for the year ended December 31, 2006 are incorporated by reference in Part II of this Report.

With the exception of the information incorporated by reference in Part II of this Report, the Company’s Annual Report to Shareholders for the year ended December 31, 2006 is not to be deemed to be incorporated herein or "filed" with the Securities and Exchange Commission for any purpose.

Certain portions of the Company’s Proxy Statement to be filed in connection with its 2007 Annual Meeting of Shareholders are incorporated by reference in Part III of this Report; provided, however, that the Compensation Committee Report, the Audit Committee Report and any other information in such Proxy Statement that is not required to be included in this Annual Report on Form 10-K, shall not be deemed to be incorporated herein or “filed” with the Securities and Exchange Commission for any purpose.

________________________________

(1)         The aggregate dollar amount of the voting stock set forth equals the number of shares of the registrant’s common stock outstanding, reduced by the amount of common stock held by officers, directors, shareholders owning in excess of 10% of the registrant’s common stock and the registrant’s employee benefit plans multiplied by the last reported sale price for the registrant’s common stock on June 30, 2006, the last business day of the registrant’s most recently completed second fiscal quarter. The information provided shall in no way be construed as an admission that any officer, director or more than 10% shareholder of the registrant, or any employee benefit plan, may be deemed an affiliate of the registrant or that such person or entity is the beneficial owner of the shares reported as being held by such person or entity, and any such inference is hereby disclaimed. The information provided herein is included solely for record keeping purposes of the Securities and Exchange Commission.

OMEGA FINANCIAL CORPORATION

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2006

TABLE OF CONTENTS

PART I

Item 1.	Business	4

Item 1A.	Risk Factors	12

Item 1B.	Unresolved Staff Comments	15

Item 2.	Properties	16

Item 3.	Legal Proceedings	19

Item 4.	Submission of Matters to a Vote of Security Holders	19

Item 4.1	Executive Officers of the Registrant	19

PART II

Item 5.	Market for Common Equity, Related Stockholder Matters
and Issuer Purchases of Equity Securities	20

Item 6.	Selected Financial Data	20

Item 7.	Management’s Discussion and Analysis
of Financial Condition and Results of Operation	20

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	20

Item 8.	Financial Statements and Supplementary Data	20

Item 9.	Changes in and Disagreements with Accountants
on Accounting and Financial Disclosure	20

Item 9A.	Controls and Procedures	20

Item 9B.	Other Information	21

PART III

Item 10.	Directors, Executive Officers and Corporate Governance	22

Item 11.	Executive Compensation	22

Item 12.	Security Ownership of Certain Beneficial Owners and Management
and Related Stockholder Matters	22

Item 13.	Certain Relationships and Related Transactions, and
Director Independence	23

Item 14.	Principal Accounting Fees and Services	23

PART IV

Item 15.	Exhibits, Financial Statement Schedules	23

Signatures	27

Exhibit Index	28

FORWARD LOOKING STATEMENTS

The information contained in this annual report on Form 10-K contains forward looking statements (as such term is defined in the Securities Exchange Act of 1934 and the regulations thereunder), including without limitation, statements as to the future loan and deposit volumes, the allowance and provision for possible loan losses, future interest rates and their effect on the financial condition or results of operations of Omega Financial Corporation (“Omega”), the classification of Omega’s investment portfolio and other statements which are not historical facts or as to trends or management’s intentions, plans, beliefs, expectations or opinions. Such forward looking statements are subject to risks and uncertainties and may be affected by various factors which may cause actual results to differ materially from those in the forward looking statements including without limitation, the effect of economic conditions and related uncertainties, the effect of interest rate changes and loan losses on Omega, federal and state government regulation, competition and other risk factors described in Item 1A of this Annual Report on Form 10-K, a copy of which may be obtained from Omega upon request and without charge (except for the exhibits thereto). Omega undertakes no obligation to update or revise any forward-looking statement.

PART I

Item 1:	Business

GENERAL

Omega Financial Corporation ("Omega" or the "Company") is a Pennsylvania business corporation that is registered as a bank holding company and has elected to be a financial holding company under the Bank Holding Company Act of 1956, as amended. Omega was formed, effective December 31, 1986, as a result of the merger of Heritage Financial Services Corporation ("Heritage") into Peoples National Bancorp, Inc. ("Peoples") and the change of Peoples’ name to Omega.

Peoples was incorporated on June 24, 1982 and became an active bank holding company on December 7, 1982 through the acquisition of all of the outstanding shares of Peoples National Bank of Central Pennsylvania ("Peoples Bank"). Heritage was incorporated on June 21, 1982 and became an active bank holding company on December 31, 1982 through the acquisition of all of the outstanding shares of The Russell National Bank ("Russell Bank"). As a result of the merger of Heritage into Peoples, Omega became the holding company for both Peoples Bank and Russell Bank. On January 28, 1994, Penn Central Bancorp, Inc. ("Penn Central"), a bank holding company, merged into Omega. As a result of the merger of Penn Central into Omega, Omega became the holding company for Penn Central’s five wholly-owned subsidiaries: Penn Central National Bank ("Penn Central Bank"), Hollidaysburg Trust Company ("Hollidaysburg"), the First National Bank of Saxton ("Saxton Bank"), Penn Central Bancorp Life Insurance Company and Penn Central Bancorp Investment Company. On February 18, 1995, Saxton Bank merged into Penn Central Bank and on March 18, 1995, Peoples Bank and Russell Bank merged to form Omega Bank (the “Bank"). On August 1, 1995, Omega acquired all of the outstanding shares of Montour Bank ("Montour"). On December 31, 1996, Montour was merged into the Bank. In 1999, Omega sold all the assets and liabilities of Montour Bank. On October 20, 2001, Hollidaysburg and Penn Central Bank were merged into Omega Bank.

On October 1, 2004, Sun Bancorp, Inc. (“Sun”), a bank holding company was merged into Omega. On that same date, Sun’s banking subsidiary, Sun Bank, was merged into Omega Bank. In connection with the Sun merger, the Company issued a total of 4,117,116 shares of its common stock, and paid a total of $35,921,000 to the former shareholders of Sun. Also as a result of this merger, Omega acquired Sun’s wholly-owned subsidiaries: Beacon Life Insurance Company, Sun Bancorp Statutory Trust I, Sun Investment Services, Inc., SUBI Services LLC, Mid-Penn Insurance Associates, Bank Capital Services Corporation and Sentry Trust Company. The Company currently has one banking subsidiary, Omega Bank, and its current non-banking subsidiaries consist of Central Pennsylvania Life Insurance Company, Central Pennsylvania Investment Company, Omega Insurance Agency, Inc., Omega Financial Company LLC, Central Pennsylvania Leasing, Inc., Central Pennsylvania Real Estate, Inc., Beacon Life Insurance Company, Sun Investment Services, Inc., SUBI Services LLC, Mid-Penn Insurance Associates, Bank Capital Services Corporation and Sentry Trust Company. The Company also owns two subsidiaries that are unconsolidated: Omega Financial Capital Trust 1 and Sun Bancorp Statutory Trust I.

On September 15, 2006, the Company completed the sale of Sentry Trust Company and on December 4, 2006, completed the sale of three branch locations. Sentry Trust Company and the three branches sold were acquired in the 2004 merger with Sun Bancorp.

Unless the context otherwise requires, the "Company" refers to Omega Financial Corporation and its consolidated subsidiaries and the "Bank" or “Omega Bank” refers to the Company’s banking subsidiary.

BANKING SERVICES

The Bank currently provides retail and commercial banking services through 64 full service offices in Bedford, Blair, Cameron, Centre, Clinton, Huntingdon, Juniata, Mifflin, Snyder, Union, Northumberland, Lycoming, and Luzerne counties in northeastern and central Pennsylvania.

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

Omega’s primary loan products include commercial loans, commercial real estate loans, real estate construction loans, real estate mortgage loans, home equity and other personal/consumer products.

Omega’s loan underwriting policies are updated periodically and are presented for approval by the Board of Directors of the Bank. The purpose of the policies is to grant loans on a sound and collectible basis; to invest available funds in a safe, profitable manner; to serve the legitimate credit needs of the communities of Omega’s primary market area; and ensure that all loan applicants receive fair and equal treatment in the lending process. It is the intent of the underwriting policies to minimize loan losses by carefully investigating the credit history of each applicant, verify the source of repayment and the ability of the applicant to repay, collateralize those loans in which collateral is deemed to be required, exercise care in the documentation of the application, review, approval and origination process and administer a comprehensive loan collection program.

The major types of investments held consist of obligations and securities issued by U.S. Treasury or other government agencies or corporations, obligations of state and local political subdivisions, corporate and other securities, mortgage-backed securities, common stock and other investments. Other investments held include limited partnership low-income housing projects and other real estate owned. Our investment policy directs that investments be managed in a way that provides necessary funding for the Company’s liquidity needs, provides adequate collateral to pledge for public funds held and, as directed by the Asset Liability Committee, is managed to control interest rate risk. The investment policy provides limits on types of investments owned, credit quality of investments and limitations by investment types and issuer.

The Company’s primary source of funds is deposits that are gathered by the Bank. These deposits consist of transaction type accounts such as demand deposits and savings accounts and time deposits such as certificates of deposits. The majority of deposits have been gathered by the Bank in the Company’s market area. No material portion of the deposits has been obtained from a single or small group of customers and the Company believes that the loss of any customer’s deposits or a small group of customers’ deposits would not have a material adverse effect on the Company. The Bank has a relatively stable deposit base with no major seasonal depositor or group of depositors. Most of its commercial customers are small and mid-sized businesses in northeastern and central Pennsylvania.

Other sources of funds used by the Company include retail repurchase agreements, borrowings from Federal Home Loan Bank of Pittsburgh, and lines of credit established with various correspondent banks for overnight funding.

As of December 31, 2006, the Bank operated an aggregate of 86 automated teller machines (ATMs) at various locations. The Bank is a member of the First Data/Star System and the "Plus System" both which operate nationwide.

OTHER ACTIVITIES

On December 26, 1985, the Company formed Central Pennsylvania Investment Co., a Delaware corporation, for the purpose of holding and managing certain investments of the Company. In 2001, Central Pennsylvania Investment Co. formed a subsidiary, Omega Insurance Agency Inc., a Pennsylvania corporation, for the purpose of offering certain insurance and investment services within Omega’s market area.

On January 22, 1986, the Company formed Central Pennsylvania Life Insurance Co., an Arizona corporation, for the purpose of underwriting credit life insurance for the Company’s bank subsidiaries.

On January 14, 1988, the Company formed Central Pennsylvania Leasing, Inc., for the purpose of leasing of personal property and real estate. Central Pennsylvania Leasing Inc. is not currently an active subsidiary.

In November 2002, the Bank formed its subsidiary, Omega Financial Company, LLC, a Delaware limited liability company whose purpose is to hold certain investments of the Company.

In September 2004, the Company formed Omega Financial Capital Trust I, for the purpose of issuing trust preferred securities through a pooled trust preferred program.

On October 1, 2004, in connection with the Sun merger, the Company acquired the following subsidiaries of Sun:

Beacon Life Insurance Company, an Arizona corporation for the purpose of providing credit life and disability insurance. Beacon Life Insurance Company was merged with Central Pennsylvania Life Insurance Company on December 31, 2004;

Sun Bancorp Statutory Trust I, a wholly owned Connecticut corporation, for the purpose of issuing trust preferred securities through a pooled trust preferred program;

Sun Investment Services, Inc. offers mutual funds and annuity products to Omega’s customers;

SUBI Services, LLC, an employee services company, solely owned by the Bank. SUBI Services LLC is not currently an active subsidiary;

Mid-Penn Insurance Associates, an independent insurance agency, to diversify the financial services available to Sun’s customers;

Bank Capital Services Corporation provides leasing alternatives to Omega’s customers and also services leases for several other financial institutions;

Sentry Trust Company provides trust and wealth management services for clients throughout central Pennsylvania. Sentry Trust Company was sold on September 15, 2006.

COMPETITION

The Bank’s service areas are characterized by intense competition for banking business among commercial banks, savings and loan associations, mutual savings banks and other financial institutions. The Bank actively competes with such banks and institutions for local retail and commercial accounts. The Bank also is subject to competition from other banks and financial institutions in central and northeastern Pennsylvania, as well as other financial institutions outside their service areas, for certain types of banking business. Many competitors have substantially greater financial resources and larger branch systems than those of the Bank.

In commercial transactions, the Company believes that the Bank’s legal lending limit to a single borrower (approximately $31,395,000 as of December 31, 2006) enables it to compete effectively for the business of small and mid-sized businesses. However, this legal lending limit is considerably lower than that of various competing institutions and thus may act as a constraint on the Bank’s effectiveness in competing for financings in excess of the limit.

In consumer transactions, the Bank believes that it is able to compete on a substantially equal basis with larger financial institutions because it offers competitive interest rates on savings and time accounts and loans.

In competing with other banks, savings and loan associations and other financial institutions, the Bank seeks to provide personalized services through management’s knowledge and awareness of their service areas, customers and borrowers. In management’s opinion, larger institutions often do not provide sufficient attention to the retail depositors and the relatively small commercial borrowers that comprise the Bank’s customer base.

Other competitors, including credit unions, consumer finance companies, insurance companies, and money market mutual funds, compete with certain lending and deposit gathering services offered by the Bank. The Bank also competes with insurance companies, investment-counseling firms, mutual funds and other business firms and individuals in corporate and trust investment management services.

As a result of the repeal of the Glass-Steagall Act, which separated the commercial and investment banking industries, all banking organizations are facing increased competition. See “Supervision and Regulation – Gramm-Leach-Bliley Act”.

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

The Company. The Company is registered as a "bank holding company" and has elected to be a “financial holding company” under the Bank Holding Company Act of 1956, as amended (the "BHC Act"), and is therefore subject to supervision and regulation by the Board of Governors of the Federal Reserve System (the "FRB"). For a discussion of regulations applicable to a financial holding company, see “Gramm-Leach-Bliley Act”.

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

The Company is generally prohibited under the BHC Act from engaging in, or acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company engaged in non-banking activities unless the FRB, by order or regulation, has found such activities to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. In making such determination, the FRB considers whether the performance of these activities by a bank holding company can reasonably be expected to produce benefits to the public that outweigh the possible adverse effects.

Satisfactory financial condition, particularly with regard to capital adequacy, and satisfactory Community Reinvestment Act (“CRA”) ratings are generally prerequisites to obtaining federal regulatory approval to make acquisitions and open branch offices. As of December 31, 2006, the Bank was rated “satisfactory” under the CRA and it was a “well-capitalized” bank as defined by the Federal Deposit Insurance Corporation (“FDIC”).

The Financial Institutions Reform, Recovery and Enforcement Act (“FIRREA”) contains a “cross-guarantee” provision that could result in any insured depository institution owned by the Company being assessed for losses incurred by the FDIC in connection with assistance provided to, or the failure of, any other depository institution owned by the Company. Also, under FRB policy, the Company is expected to act as a source of financial strength to each of its banking subsidiaries and to commit resources to support each such bank in circumstances where such bank might not be in a financial position to support itself. Consistent with the “source of strength” policy for subsidiary banks, the FRB has stated that, as a matter of prudent banking, a bank holding company generally should not maintain a rate of cash dividends unless its net income available to common shareholders has been sufficient to fully fund the dividends and the prospective rate of earnings retention appears to be consistent with the corporation’s capital needs, asset quality and overall financial condition.

Under the BHC Act, the Company is required to file periodic reports and other information of its operations with, and is subject to examination by the FRB. In addition, under the Pennsylvania Banking Code of 1965, the Pennsylvania Department of Banking has the authority to examine the books, records and affairs of any Pennsylvania bank holding company or to require any documentation deemed necessary to ensure compliance with the Banking Code.

The Company is under the jurisdiction of the Securities and Exchange Commission and various state securities commissions for matters relating to the offer and sale of its securities and is subject to the Securities and Exchange Commission’s rules and regulations relating to periodic reporting, reporting to shareholders, proxy solicitation and insider trading.

There are various legal restrictions on the extent to which the Company and its non-bank subsidiaries can borrow or otherwise obtain credit from its banking subsidiaries. In general, these restrictions require that any such extensions of credit must be secured by designated amounts of specified collateral and are limited, as to any one of the Company or such non-bank subsidiaries, to ten percent of the lending bank’s capital stock and surplus, and as to the Company and all such non-bank subsidiaries in the aggregate, to 20 percent of such lending bank’s capital stock and surplus. Further, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property or furnishing of services.

Omega Bank. Omega Bank, is a state bank chartered under the Pennsylvania Banking Code of 1965, as amended and is a member of the Federal Reserve System. The Bank is subject to the supervision of, and is regularly examined by both the Federal Deposit Insurance Corporation (FDIC) and the Pennsylvania Department of Banking and is required to furnish quarterly reports to both agencies. The approval of the Pennsylvania Department of Banking is required for the establishment of additional branch offices. Under current Pennsylvania law, banking institutions, such as the Bank, may establish branches within any county in Pennsylvania, subject to prior regulatory approval.

Under the CRA, a bank has a continuing and affirmative obligation, consistent with its safe and sound operation, to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the applicable regulatory agency to assess an institution’s record of meeting the credit needs of its community. The CRA requires public disclosure of an institution’s CRA rating and requires that the applicable regulatory agency provide a written evaluation of an institution’s CRA performance utilizing a four-tiered descriptive rating system. An institution’s CRA rating is considered in determining whether to grant charters, branches and other deposit facilities, relocations, mergers, consolidations and acquisitions. Performance less than satisfactory may be the basis for denying an application. For its most recent examinations, the Bank received a “satisfactory” rating.

Omega Bank is a member of the FDIC and a member of the Federal Reserve System and, therefore, is subject to additional regulation by these agencies. Some of the aspects of the lending and deposit business of the Bank that are regulated by these agencies include personal lending, mortgage lending and reserve requirements.

The operations of the Bank are also subject to numerous Federal, state and local laws and regulations which set forth specific restrictions and procedural requirements with respect to interest rates on loans, the extension of credit, credit practices, the disclosure of credit terms and discrimination in credit transactions. The Bank also is subject to certain limitations on the amount of cash dividends that it can pay. See Note 24 of Notes to the Company’s Consolidated Financial Statements, contained in the Company’s 2006 Annual Report to Shareholders filed as Exhibit 13.1.

Deposits of the Bank are insured up to applicable limits by the FDIC and are subject to deposit insurance assessments to maintain the Deposit Insurance Fund. The insurance assessments are based upon a matrix that takes into account a bank’s capital level and supervisory rating.

Capital Regulation. The Company and the Bank are subject to risk-based capital standards by which all bank holding companies and banks are evaluated in terms of capital adequacy. These standards relate a banking company’s capital to the risk profile of its assets. The risk-based capital standards require that bank holding companies and banks must have Tier 1 capital of at least 4% and total capital, including Tier 1 capital, equal to at least 8% of its total risk-adjusted assets. Tier 1 capital includes common stockholders’ equity and qualifying perpetual preferred stock together with related surpluses and retained earnings. The remaining portion of this capital standard, known as Tier 2 capital, may be comprised of limited life preferred stock, qualifying subordinated debt instruments, and the reserves for possible loan losses.

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

See Note 24 of Notes to the Company’s Consolidated Financial Statements, contained in the Company’s Annual Report, for a table that provides a comparison of Omega’s and the Bank’s risk based capital ratios and the leverage ratio to minimum regulatory requirements.

Federal Banking Agencies have broad powers to take corrective action to resolve problems of insured depository institutions. The extent of these powers depends upon whether the institutions in question are “well capitalized,” “adequately capitalized,” “undercapitalized”, “significantly undercapitalized,” or “critically undercapitalized.” As of December 31, 2006, the Bank was a “well-capitalized” bank as defined by the FDIC.

Other. Central Pennsylvania Life Insurance Co., Mid-Penn Insurance Associates and Omega Insurance Agency, Inc. are subject to regulation by applicable state insurance regulatory authorities. The Company’s non-bank subsidiaries are subject to the laws and regulations of both the federal government and various states in which they conduct business.

Gramm-Leach-Bliley Act

On November 12, 1999 the Gramm-Leach-Bliley Act (the "Act") became law, repealing the 1933 Glass-Steagall Act’s separation of the commercial and investment banking industries. The Act expands the range of nonbanking activities a bank holding company may engage in, while preserving existing authority for bank holding companies to engage in activities that are closely related to banking. The legislation creates a category of holding company called a "financial holding company”, a subset of bank holding companies that satisfy the following criteria: (1) all of the depository institution subsidiaries must be well capitalized and well managed and (2) the holding company must have made an effective election to be a financial holding company to engage in activities that would not have been permissible before the Act. In order for the election to be effective, all of the depository institution subsidiaries must have a CRA rating of "satisfactory" or better at its most recent examination. Omega’s election to be a financial holding company became effective on February 21, 2002. Financial holding companies may engage in any activity that (i) is financial in nature or incidental to such financial activity or (ii) is complementary to a financial activity and does not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally. The Act specifies certain activities that are financial in nature. These activities include: acting as principal, agent or broker for insurance; underwriting, dealing in or making a market in securities; and providing financial and investment advice. The Federal Reserve Board and the Secretary of the Treasury have authority to decide whether other activities are also financial in nature or incidental to financial activity, taking into account changes in technology, changes in the banking marketplace, competition for banking services and so on.

Omega may engage directly or indirectly in activities considered financial in nature, either de novo or by acquisition, as long as it gives the FRB after-the-fact notice of the new activities

If any banking subsidiary of Omega ceases to be “well capitalized” or “well managed” under applicable regulatory standards, the FRB may, among other things, place limitations on Omega’s ability to conduct the broader financial activities permissible for financial holding companies or, if the deficiencies persist, require Omega to divest the banking subsidiary. In addition, if any banking subsidiary of Omega receives a CRA rating of less than satisfactory, Omega would be prohibited from engaging in any additional activities other than those permissible for bank holding companies that are not financial holding companies.

The financial activities authorized by the Act may also be engaged in by a "financial subsidiary" of a national or state bank, except for insurance or annuity underwriting, insurance company portfolio investments, real estate investment and development, and merchant banking, which must be conducted in a financial holding company. In order for the new financial activities to be engaged in by a financial subsidiary of a national or state bank, the Act requires each of the parent bank (and its sister-bank affiliates) to be well capitalized and well managed; the aggregate consolidated assets of all of that bank’s financial subsidiaries may not exceed the lesser of 45% of its consolidated total assets or $50 billion; the bank must have at least a satisfactory CRA rating; and, if that bank is one of the 100 largest national banks, it must meet certain financial rating or other comparable requirements.

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

USA Patriot Act

Anti-terrorism legislation enacted under the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (“Patriot Act”) expanded the scope of anti-money laundering laws and regulations and imposed additional obligations on U.S. financial institutions, including banks. These regulations include obligations to maintain appropriate policies, procedures and controls, which are reasonably designed to detect and report instances of money laundering and terrorist financing.

Failure to comply with the Patriot Act’s requirements could have serious legal and financial consequences for the institution. The Company has adopted appropriate polices, procedures and controls to address compliance with the Patriot Act.

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 (Sarbanes-Oxley) implemented a broad range of corporate governance, accounting and reporting measures for companies that have securities registered under the Securities Exchange Act of 1934, including publicly-held bank holding companies such as the Company. Sarbanes-Oxley created new requirements in the areas of financial disclosure and corporate governance, including; (i) increased responsibility for the Chief Executive Officer and the Chief Financial Officer with respect to the content of financial statements; (ii) new requirements for audit committees, including independence, expertise, and responsibilities; (iii) new standards for auditors and regulation of audits, including independence and the type of non-audit services that auditors may provide (iv) accelerated filing requirements for SEC reports; (v) disclosures concerning internal controls and procedures;

(vi) increased disclosure and reporting obligations for the reporting company and their directors and executive officers; (vii) disclosure of a code of ethics; and (viii) a range of new and increased civil and criminal penalties for fraud and other violations of the securities laws.

NATIONAL MONETARY POLICY

In addition to being affected by general economic conditions, the earnings and growth of the Bank and, therefore, the earnings and growth of the Company, are affected by the policies of regulatory authorities, including the FRB, the FDIC and the State of Pennsylvania. An important function of the FRB is to regulate the money supply and credit conditions. Among the instruments used to implement these objectives are open market operations in U.S. government securities, setting the discount rate and changes in reserve requirements against bank deposits. These instruments are used in varying combinations to influence overall growth and distribution of credit, bank loans, investments and deposits, and their use may also affect interest rates charged on loans or paid on deposits.

The monetary policies and regulations of the FRB have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future. The effects of such policies upon the future businesses, earnings and growth of the Company cannot be predicted.

EMPLOYEES

As of December 31, 2006, the Company had a total of 607 full-time employees and 109 part-time employees.

ADDITIONAL INFORMATION

We file annual, quarterly and current reports, proxy statements and other information with the SEC. So long as we are subject to the SEC’s reporting requirements, we will continue to furnish the reports and other required information to the SEC.

You may read and copy any reports, statements and other information we file at the SEC’s Public Reference Room at 100 F. Street, N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the operations of the Public Reference Room. Our SEC filings are also available on the SEC’s Internet site (http://www.sec.gov).

The Company’s common stock is traded on the NASDAQ Global Select Market under the symbol “OMEF.” You may also read reports, proxy statements and other information we file at the offices of the National Association of Securities Dealers, Inc., 1735 K Street, N.W., Washington, DC 20006.

The Company’s Internet address is www.omegafinancial.com. We make available free of charge on www.omegafinancial.com our annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

In addition, we will provide the shareholders, at no cost, paper or electronic copies of our reports and other filings made with the SEC (except for exhibits). Requests should be directed to David S. Runk, Corporate Secretary, 366 Walker Drive, State College, PA 16801.

The information on the websites listed above, is not and should not be considered to be part of this annual report on Form 10-K and is not incorporated by reference in this document.

Item 1A. Risk Factors

Unless the context indicates otherwise, all references to “we,” “us,” “our” in this subsection “Risk Factors” refer to the Company and the Bank. You should carefully consider the risks described below as well as elsewhere in this Annual Report on Form 10-K or in our Annual Report to Shareholders. If any of the risks actually occur, our business, financial condition and results of future operations could be materially adversely affected. This Annual Report on Form 10-K contains forward-looking statements that involve risk and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of many factors, including the risks faced by us described below and elsewhere in this Annual Report on Form 10-K or in our Annual Report to Shareholders.

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

The operations of financial institutions, such as us, are dependent to a large degree on net interest income, which is the difference between interest income from loans and investments and interest expense on deposits and borrowings. Our net interest income is significantly affected by market rates of interest that in turn are affected by prevailing economic conditions, by the fiscal and monetary policies of the federal government and by the policies of various regulatory agencies. At December 31, 2006, total interest earning liabilities maturing or re-pricing within one year exceeded total interest bearing assets maturing or re-pricing during the same time period by $82.4 million, representing a cumulative one-year sensitivity ratio of 0.89. Simulation of interest rate changes suggests that if interest rates immediately decreased 100 basis points, our net interest income would likely decrease 1.6% over the next twelve months. Like all financial institutions, our balance sheet is affected by fluctuations in interest rates. We closely monitor the sensitivity of our net interest income to changes in interest rates and attempt to limit the variability. We attempt to manage such risk by modifying investment, lending, funding or pricing strategies. Volatility in interest rates can also result in disintermediation, which is the flow of funds away from financial institutions into direct investments, such as US Government and corporate securities and other investment vehicles, including mutual funds, which, because of the absence of federal insurance premiums and reserve requirements, generally pay higher rates of return than financial institutions.

Most of our loans are secured by real estate located in our market area. If there is a downturn in our real estate market, these borrowers may default on their loans and we may not be able to fully recover our loans.

A downturn in the real estate market could hurt our business because most of our loans are secured by real estate. As of December 31, 2006, approximately 72.6% of the book value of our loan portfolio consisted of loans collateralized by various types of real estate. Substantially all of our real property collateral is located in central and northeastern Pennsylvania. Real estate values and real estate markets are generally affected by changes in national, regional or local economic conditions, fluctuations in interest rates and the availability of loans to potential purchasers, changes in tax laws and other governmental statutes, regulations and policies and acts of nature. If real estate prices decline, the value of real estate collateral securing our loans could be reduced. Our ability to recover on defaulted loans by foreclosing and selling the real estate collateral would then be diminished and we would be more likely to suffer losses on defaulted loans. Any such downturn could have a material adverse effect on our business, financial condition and results of operations.

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

Unlike larger banking organizations that are more geographically diversified, our operations are currently concentrated in central and northeastern Pennsylvania. In addition, almost all of our loans have been made to borrowers located in this area. As a result of this geographic concentration in the Pennsylvania market, our financial results depend largely upon economic conditions in this market area. A deterioration or recession in economic conditions in this market could result in one or more of the following:

•	an increase in loan delinquencies;
•	an increase in problem assets and foreclosures;
•	a decrease in the demand for our products and services; and
•	a decrease in the value of collateral for loans, especially real estate, and reduction in the customers’ borrowing power.

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

We have established an allowance for loan losses which management believes to be adequate to offset probable losses on our existing loans. At December 31, 2006, we allocated $5,316,000 of the loan loss reserve to one large commercial borrower who is in the bankruptcy re-organization process. We estimated and provided for known exposures for this $16,800,000 loan; however evaluations of the credit continue. Because there is no precise method of estimating loan losses, our ongoing analysis of loan losses may cause our estimates to change in the future and, therefore, actual losses resulting from our loans may differ materially from our initial estimates. Moreover, there can be no assurance that any future declines in real estate market conditions, general economic conditions or changes in regulatory policies will not require us to increase our allowance for loan losses with respect to the $16,800,000 loan described above or other loans in our portfolio. Any increase in the allowance for loan losses will reduce our earnings and may adversely affect the price of our common stock.

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

Although our common stock is listed on the NASDAQ Global Select Market, the trading in our common stock has substantially less liquidity than the trading in the securities of many other companies listed on that market. A public trading market in the securities having the desired characteristics of depth, liquidity and orderliness depends on the presence in the market of willing buyers and sellers of our securities at any time. This presence depends on the individual decisions of investors and general economic and market conditions over which we have no control. There can be no assurance that a regular and active market for our common stock will develop in the foreseeable future. In the event an active market for the securities does not develop, you may be unable to resell your shares of common stock at or above the price you pay for them or at any price.

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

“Anti-takeover” provisions may make it more difficult for a third party to acquire control of us, even if the change in control would be beneficial to shareholders.

Our charter presently contains certain provisions which may be deemed to be “anti-takeover” and “anti-greenmail” in nature in that such provisions may deter, discourage or make more difficult the assumption of control of us by another corporation or person through a tender offer, merger, proxy contest or similar transaction or series of transactions. For example, our charter provides that our board of directors may issue up to 5,000,000 shares of preferred stock without shareholder approval. In addition, we have a classified board, with each board member serving a staggered three-year term. Directors may be removed only with the approval of the holders of at least 75 percent of our common stock. The overall effects of the “anti-takeover” and “anti-greenmail” provisions may be to discourage, make more costly or more difficult, or prevent a future takeover offer, prevent shareholders from receiving a premium for their securities in a takeover offer, and enhance the possibility that a future bidder for control of us will be required to act through arms-length negotiation with the board of directors.

Item 1B. Unresolved Staff Comments

The Company, like other issuers, from time to time receives written comments from the staff of the SEC regarding its periodic or current reports under the Securities Exchange Act of 1934. There are no comments that remain unresolved that the Company received not less than 180 days before the end of its fiscal year to which this report relates.

Item 2: Properties

The Company’s headquarters are located at 366 Walker Drive, State College, Pennsylvania. This building is owned by the Company, subject to a mortgage in the original principal amount of $5,000,000 held by M&T Bank. As of December 31, 2006, the outstanding principal balance of the mortgage is $1,481,000. The Company occupies the first two floors and a portion of the third floor of this building and is leasing office space on the third floor. In addition, the Bank operates branch offices and/or automated teller machines, indicated by (ATM), at the following locations that are owned by the Company.

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

1250 West Fourth St., Lewistown, PA

Wal-Mart, Route 522, Lewistown, PA (ATM Only)

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

108 West Pine Street, Selinsgrove, PA (ATM Only)

200 Susquehanna Trail, Shamokin Dam, PA (ATM)

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

2131 West Fourth Street, Williamsport, PA (ATM)

3155 Lycoming Creek Road, Williamsport, PA (ATM Only)

2 South Main Street, Hughesville, PA (ATM)

301 Broad Street, Montoursville, PA (ATM)

The Bank operates branch offices and ATMs at the following locations that are leased by the Company. The leases for these properties have expiration dates ranging from 2007 to 2024.

Branches

460 Westerly Parkway, State College, PA (ATM)

1811 South Atherton Street, State College, PA (ATM) building owned, land leased.

1667 North Atherton Street, State College, PA (ATM) building owned, land leased.

366 East College Avenue, State College, PA (ATM Only)

Routes 45 and 144, Centre Hall, PA (ATM) building owned, land leased.

520 Third Avenue, Duncansville, PA (ATM)

3014 Pleasant Valley Boulevard, Altoona, PA (ATM)

98 Nason Drive, Roaring Spring, PA (ATM)

5812 Sixth Avenue, Altoona, PA (ATM) building owned, land leased.

1402 Logan Avenue, Tyrone, PA (ATM) building owned, land leased.

Morrison’s Cove Home, 429 South Market Street, Martinsburg, PA

Westminster Woods, 360 Westminster Woods Drive, Huntingdon, PA

Foxdale Village, 500 Marylyn Avenue, State College, PA

205 Park Place, Bellefonte, PA (ATM)

5th and Penn Streets, Huntingdon, PA (ATM)

141 Plaza 15, Lewisburg, PA (ATM)

814 Westminster Drive, Williamsport, PA (ATM)

ATMs

Weis Shopping Plaza, Mifflintown, PA

414 East College Avenue, State College, PA

Penn’s Cave, Penn’s Cave Road, Centre Hall, PA

Interstate 80 Exit 147 and Route 144, Snow Shoe, PA

Martin General Store, Route 22, Alexandria, PA

Martin General Store, 300 High Street, Williamsburg, PA

Service Mart of Mifflin, 2 Mowery Street, Mifflin, PA

Loganton Country Store, 21 East Main Street, Loganton, PA

A Plus Convenience Store, 522 Allegheny St., Hollidaysburg, PA

Lewistown Hospital, 400 Highland Ave., Lewistown, PA

284 Hogan Boulevard, Lock Haven, PA

Dunkin’ Donuts, Route 11, Bloomsburg, PA

Weis Markets, 700 Broad Street, Selinsgrove, PA

1 College Avenue, Williamsport, PA

Dunkin’ Donuts, Routes 11 and 15, Hummel’s Wharf, PA

Dunkin’ Donuts, Route 15, Lewisburg, PA

Susquehanna University, Selinsgrove, PA

Variety Stop, 15 East Main Street, Glen Lyon, PA

Pump N Pantry, Routes 118 and 29, Hunlock Creek, PA

Brodart, 500 Arch Street, Williamsport, PA

Pump N Pantry, Montrose, PA

Pump N Pantry, 620 State Route 29 South, Tunkhannock, PA

Pump N Pantry, Exit 320 Interstate 80, Great Bend, PA

Pump N Pantry, Exit 233, New Milford, PA

Pump N Pantry, 530 Elmira Street, Troy, PA

Pump N Pantry, 81 Victory Highway, Painted Post, NY

Pump N Pantry, 58 North Main Street, Lawrenceville, PA

Pump N Pantry, 1 North Main Street, Tioga, PA

Pump N Pantry, State Route 307, Lake Winola, PA

Pump N Pantry Exit 211 Interstate 80, Kingsley, PA

Pump N Pantry, 622 State Route 6 West, Tunkhannock, PA

Pump N Pantry, Route 11, Nicholson, PA

Pump N Pantry, 114 N German Street, Dushore, PA

Other

The Company also leases buildings and/or office space for several of its subsidiaries including: Pittston offices for Bank Capital Services Corporation; and Sunbury and Shamokin Dam, PA offices for Mid-Penn Insurance Associates. The Bank also leases office space in Bedford, PA for a Trust Services office.

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

On March 18, 1995, Omega’s banking subsidiaries, Peoples National Bank of Central Pennsylvania ("Peoples Bank") and The Russell National Bank merged to form Omega Bank. Any reference below to service with Omega Bank includes service with Omega Bank’s predecessors prior to such merger.

Name	Age	Position

Daniel L. Warfel	60	Executive Vice President and Chief Financial Officer of the Company since1987; Executive Vice President of Omega Bank since 1983.

David N. Thiel	63	Retired February 2007; Senior Vice President and Corporate Secretary of theCompany from 1987 to February 2007; Vice President, Secretary and Cashier ofOmega Bank from 1973 to 2007.

PART II

Item 5: Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Incorporated by reference from the section entitled "Common Stock Market Prices and Dividends" and “Stock Performance Graph” in the Company’s Annual Report to Shareholders for the year ended December 31, 2006 attached hereto as exhibit 13.1. The information contained in the Stock Performance Graph is not “soliciting material” and has not been “filed” with the Securities and Exchange Commission. The Stock Performance Graph will not be incorporated by reference into any of our future filings under the Securities Act of 1933 or the Securities Exchange Act of 1934.

The Company did not sell any equity securities during 2006 that were not registered under the Securities Act of 1933.

For information concerning Omega’s Equity Compensation Plans, see “Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”.

On January 23, 2006, the Board of Directors approved a share repurchase program to begin immediately, authorizing management to buy back up to 10% of Omega’s outstanding common stock. At that time, there were 12,604,477 shares of common stock outstanding with 1,260,447 shares eligible to be repurchased. This program remained in effect through December 31, 2006. The program will remain in effect until the 10% limit is reached; however, it may be discontinued at any time by the Board of Directors. At December 31, 2006, 133,600 shares were repurchased in conjunction with this program, at an average cost of $31.39 per share. There were no shares purchased in the fourth quarter.

Item 6: Selected Financial Data

Incorporated by reference from the section entitled "Selected Financial Data" in the Company’s Annual Report to Shareholders for the year ended December 31, 2006 attached hereto as exhibit 13.1.

Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Incorporated by reference from the sections entitled "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in the Company’s Annual Report to Shareholders for the year ended December 31, 2006 attached hereto as exhibit 13.1.

Item 7A: Quantitative and Qualitative Disclosures about Market Risk

Incorporated by reference from the sections entitled "Management’s Discussion and Analysis of Financial Condition and Results of Operations – Market Risk" in the Company’s Annual Report to Shareholders for the year ended December 31, 2006 attached hereto as exhibit 13.1.

Item 8: Financial Statements and Supplementary Data

Incorporated by reference from the Company’s Consolidated Financial Statements and the Notes to Consolidated Financial Statements thereto included in the Company’s Annual Report to Shareholders for the year ended December 31, 2006 attached hereto as exhibit 13.1.

Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A: Controls and Procedures

Preceding the Company’s financial statements and included in the Company’s Annual Report which is attached as Exhibit 13.1 to this Form 10-K is the Report of Management on Internal Control Over Financial Reporting and Report on Effectiveness of Internal Control Over Financial Reporting of Ernst &

Young LLP, the Company’s independent registered public accounting firm. This section should be read in conjunction with the management’s and Ernst & Young LLP’s reports for a more complete understanding of the topics presented.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

The Company’s management, with the participation of its chief executive officer and chief financial officer, conducted an evaluation, as of December 31, 2006, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)). Based on this evaluation, the Company’s CEO and CFO concluded that, as of the end of the period covered by this annual report, the Company’s disclosure controls and procedures were effective in reaching a reasonable level of assurance that (i) information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) information required to be disclosed by the Company in its reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to its management, including its principal executive and principal financial officers, or persons performing similar functions as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, also conducted an evaluation of the Company’s internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), to determine whether any changes occurred during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Based on that evaluation, there was no such change during the quarter ended December 31, 2006.

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

Item 9B. Other Information

In connection with the annual employee compensation review in December 2006, the Compensation Committee set the salaries for the following named executive officers for 2007. David N. Thiel, an executive officer on December 31, 2006, retired effective February 15, 2007. In addition, on January 22, 2007, the Compensation Committee determined the bonus payable to such named executive officers under Omega’s Executive Incentive Compensation Plan for services rendered in 2006, as follows:

Named Executive Officer	2007 Annual Salary	2006 Bonus
Donita R. Koval, President and Chief Executive Officer of Omega and Omega Bank	$312,000	$40,000
Daniel L. Warfel, Executive Vice President and Chief Financial Officer of Omega and Omega Bank	$234,450	$30,000

PART III

Item 10: Directors, Executive Officers and Corporate Governance

Incorporated by reference from the Company’s Proxy Statement relating to the 2007 Annual Meeting of Shareholders to be filed pursuant to General Instruction G(3) to Form 10-K, except information concerning certain Executive Officers of the Company which is set forth in Item 4.1 hereof.

The Board approved a Code of Ethics & Comprehensive Insiders Activity Policy (the “Code”) applicable to the Company’s directors, officers and employees, including Chief Executive Officer, the Chief Financial Officer and the Corporate Controller. The Code is filed herewith as Exhibit 14.1 and is available for review on Omega’s website at www.omegafinancial.com, under Company Information/Investor Relations/Governance Documents links. Omega intends to satisfy the applicable disclosure requirements under Item 5.05 of Form 8-K regarding an amendment to a provision of its Code on its website, except as otherwise required by applicable Nasdaq requirements.

Item 11: Executive Compensation

Incorporated by reference from the Company’s Proxy Statement relating to the 2007 Annual Meeting of Shareholders to be filed pursuant to General Instruction G(3) to Form 10-K.

Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated by reference from the Company’s Proxy Statement relating to the 2006 Annual Meeting of Shareholders to be filed pursuant to General Instruction G(3) to Form 10-K.

The following table details information regarding Omega’s existing equity compensation plans as of December 31, 2006:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	586,435	$ 32.72	1,624,222	(1)

Equity compensation plans not approved by security holders	—	—	—

Total	586,435	$ 32.72	1,624,222	(1)

(1) Under Omega’s 2006 Equity Incentive Plan, the aggregate number of shares of common stock for which awards may be granted under that plan is subject to increase by the number of shares of common stock that are issuable pursuant to option grants outstanding under Omega’s 1996 Employee Stock Option Plan and 2004 Stock Option Plan for Non-Employee Directors (collectively, the “Old Plans”) as of April 24, 2006 that, but for the termination and/or suspension of the Old Plans, would otherwise have reverted to the share reserve of the Old Plans pursuant to the terms of the Old Plans as a result of the expiration, termination, cancellation or forfeiture of such options. During the period from April 24, 2006 to December 31, 2006, options to purchase 34,729 shares issued under the Old Plans were forfeited and added to the share reserve of the 2006 Equity Incentive Plan. As of December 31, 2006, options to purchase 586,435 shares of Common Stock were outstanding under the Old Plans, which, if forfeit, would be added to the share reserve under the 2006 Equity Incentive Plan.

Item 13: Certain Relationships and Related Transactions, and Director Independence

Incorporated by reference from the Company’s Proxy Statement relating to the 2007 Annual Meeting of Shareholders to be filed pursuant to General Instruction G(3) to Form 10-K.

Item 14: Principal Accounting Fees and Services

Incorporated by reference from the Company’s Proxy Statement relating to the 2007 Annual Meeting of Shareholders to be filed pursuant to General Instruction G(3) to Form 10-K.

PART IV

Item 15: Exhibits, Financial Statement Schedules

(a)	Documents filed as part of this report:

(1)        Financial Statements. The following consolidated financial statements and the notes thereto of the Company, which are included in the Company’s Annual Report to Shareholders for the year ended December 31, 2006, and the report of independent public accountants which is also included in such Annual Report, are incorporated by reference into Item 8 of this Report:

Consolidated Balance Sheets -
December 31, 2006 and 2005

Consolidated Statements of Income
Years ended December 31, 2006, 2005 and 2004

Consolidated Statements of Shareholders' Equity -
Years ended December 31, 2006, 2005 and 2004

Consolidated Statements of Cash Flows
Years ended December 31, 2006, 2005 and 2004

Notes to Consolidated Financial Statements

Report of Independent Certified Public Accountants

(2)        Financial Statement Schedules. Financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Exhibits filed pursuant to Item 601 of Regulation S-K

Number	Title

2.1(14)	Agreement and Plan of Merger with Sun Bancorp

3.1(1)	Amended and Restated Articles of Incorporation of Omega

3.2(4)	Articles of Amendment to the Amended and Restated Articles of Incorporation.

3.3(7)	Articles of Amendment to the Amended and Restated Articles of Incorporation

Number	Title

3.5(18)	Amended and Restated By-Laws of Omega

*10.2(2)	Peoples (now Omega) Stock Option Plan (1986).

*10.2(5)	Amendment No. 1 to Stock Option Plan (1986).

*10.3(3)	Omega Executive Incentive Compensation Plan.

10.4(5)	Purchase Agreement (with Exhibits) between Omega and Mid-State Bank & Trust Company ("Mid-State").

10.5(5)	Assignment of Promissory Note from Omega to Mid-State together with $5,000,000 Secured Promissory Note of Omega Financial Corporation Employee Stock Ownership Plan Trust ("ESOP Trust").

10.6(5)	Pledge and Security Agreement between Omega and the ESOP Trust.

10.7(5)	Mortgage from Omega to Mid-State.

*10.8(6)	1994 Stock Option Plan for Non-Employee Directors

*10.9(7)	Directors Deferred Compensation Agreements for Peoples National Bank and Omega Financial Corporation

*10.10(8)	1996 Employee Stock Option Plan

*10.11(9)	Omega Bank, National Association Amended and Restated Salary Continuation Agreement with David B. Lee

*10.12(9)	Omega Bank, National Association Salary Continuation Agreement with Daniel Warfel

*10.13(10)	Omega Financial Corporation Employee Stock Ownership Plan (Restated Effective January 1, 1997)

*10.14 (11)	Amendment No. 1 to Omega Employee Stock Ownership Plan

*10.15 (11)	Amendment No. 2 to Omega Employee Stock Ownership Plan

*10.16 (11)	Amendment No. 3 to Omega Employee Stock Ownership Plan

*10.17 (11)	Amendment No. 4 to Omega Employee Stock Ownership Plan

*10.18 (12)	Severance Agreement by and between Omega Financial Corporation and Daniel L. Warfel

*10.19 (12)	Severance Agreement by and between Omega Financial Corporation and Donita R. Koval

*10.20 (12)	First Amendment to the Omega Bank, National Association Amended and Restated Salary Continuation Agreement with David B. Lee

*10.21 (12)	Employment Agreement with David B. Lee

*10.22 (12)	First Amendment to the Omega Bank, National Association Amended and Restated Salary Continuation Agreement with Daniel L. Warfel

Number	Title

*10.23 (12)	Omega Bank, National Association Salary Continuation Agreement with Donita Koval

*10.24	Employment Agreement with Maureen Bufalino (filed herewith)

*10.25	Description of Directors and Executive Officers Compensation (filed herewith)

*10.26(16)	First Amendment to Employment Agreement with David B. Lee

*10.27(14)	2004 Stock Option Plan for Non-Employee Directors

*10.28(17)	2006 Equity Incentive Plan

*10.29	First Amendment to Salary Continuation Agreement for Donita Koval (filed herewith)

*10.30	Second Amendment to Salary Continuation Agreement for Daniel Warfel (filed herewith)

13.1

Annual Report to Shareholders for the year ended December 31, 2006 (such report, except for those portions expressly incorporated by reference in this Annual Report on Form 10-K, is furnished for the information of the Commission and is not to be deemed filed as part of this Report).

14.1(15)	Omega Financial Corporation Code of Ethics and Comprehensive Insiders Activities Policy

21.1	Subsidiaries of Omega Financial Corporation (filed herewith)

23.1	Consent of Ernst & Young LLP (filed herewith)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) Rule 15(d)-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) Rule 15(d)-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management contract or compensatory plan, contract or arrangement.

(1)	Incorporated by reference from Omega’s (formerly Peoples') Annual Report on Form 10-K for the year ended December 31, 1986.
(2)	Incorporated by reference from Omega’s (formerly Peoples' Registration Statement on Form S-4 (File No. 33-9045).
(3)	Incorporated by reference from Omega’s Annual Report on Form 10-K for the year ended December 31, 1988.
(4)	Incorporated by reference from Omega’s Quarterly Report on Form 10-Q for the period ended June 30, 1990.

(5)	Incorporated by reference from Omega’s Annual Report on Form 10-K for the year ended December 31, 1990.

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

(12) Incorporated by reference from Omega’s Annual Report on Form 10-K for the year ended December 31, 2003.

(13) Incorporated by reference from an exhibit to Omega’s Current Report on Form 8-K filed on April 21, 2004.

(14) Incorporated by reference from Appendix C to Omega’s Proxy Statement relating to the 2004 Annual Meeting of Shareholders filed on March 15, 2004.

(15) Incorporated by reference from Omega’s Annual Report on Form 10-K for the year ended December 31, 2004.

(16) Incorporated by reference from Omega’s Annual Report on Form 10-K for the year ended December 31, 2005

(17) Incorporated by reference from an exhibit to Omega’s Current Report on Form 8-K filed on May 1, 2006.

(18) Incorporated by reference from an exhibit to Omega’s Current Report on Form 8-K filed on September 28, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OMEGA FINANCIAL CORPORATION

Date: 03/16/2007	By: /s/ Donita R. Koval
Donita R. Koval
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Donita R. Koval	President and	03/16/2007
Donita R. Koval	Chief Executive Officer and
Director (Principal Executive
Officer)

/s/ Daniel L. Warfel	Executive Vice President and	03/16/2007
Daniel L. Warfel	Chief Financial Officer (Principal
Financial Officer)

/s/ Teresa M. Ciambotti	Senior Vice President and Controller	03/16/2007
Teresa M. Ciambotti	(Principal Accounting Officer)

/s/ Carl H. Baxter	Director	03/16/2007

Carl H. Baxter

/s/ Maureen M. Bufalino	Director	03/16/2007

Maureen M. Bufalino

/s/ Philip E. Gingerich	Director	03/16/2007

Philip E. Gingerich

/s/ Jodi L. Green	Director	03/16/2007

Jodi L. Green

/s/ Robert A. Hormell	Director	03/16/2007

Robert A. Hormell

/s/ Stephen M. Krentzman	Director	03/16/2007
Stephen M. Krentzman

/s/ David B. Lee	Director	03/16/2007

David B. Lee

/s/ D. Stephen Martz	Director	03/16/2007
D. Stephen Martz

/s/ Stanton R. Sheetz	Director	03/16/2007

Stanton R. Sheetz

/s/ Robert A. Szeyller	Director	03/16/2007

Robert A. Szeyller

/s/ Dennis J. Van Benthuysen	Director	03/16/2007

Dennis J. Van Benthuysen

OMEGA FINANCIAL CORPORATION

ANNUAL REPORT ON FORM 10-K

DECEMBER 31, 2006

EXHIBIT INDEX

10.24	Employment Agreement with Maureen Bufalino	30

10.25	Description of Directors and Named Executive Officers
Compensation	38

10.29	First Amendment to Salary Continuation Agreement for	39
Donita Koval

10.30	Second Amendment to Salary Continuation Agreement for	40
Daniel Warfel

13.1	Annual Report to Shareholders for the year ended

December 31, 2006 (such report, except for those

portions expressly incorporated by reference in

this Annual Report on Form 10-K, is furnished for

the information of the Commission and is not to be

deemed filed as part of this Report)	41

14.1	Code of Ethics	42

21.1	Subsidiaries of Omega Financial Corporation	52

23.1	Consent of Ernst & Young LLP	53

31.1	Certification of Chief Executive Officer pursuant to
Rule 13a-14(a) Rule 15(d)-14(a) of the Securities Exchange
Act of 1934, as amended	54

31.2	Certification of Chief Financial Officer pursuant to
Rule 13a-14(a) Rule 15(d)-14(a) of the Securities Exchange
Act of 1934, as amended	55

32.1	Certification of Chief Executive Officer and Chief
Financial Officer pursuant to 18 U.S.C. 1350, as adopted
pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	56