Form 10-Q
period 2007-03-31
OMEGA FINANCIAL CORP /PA/
filed 2007-05-10
CIK 705671

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
The number of shares outstanding of each of the issuer’s classes of common stock as of May 3, 2007:
12,646,415 shares of Common Stock, $5.00 par value

FORWARD LOOKING STATEMENTS DISCLOSURE
The information in this Quarterly Report on Form 10-Q contains forward looking statements (as such term is defined in the Securities Exchange Act of 1934, as amended, and the regulations thereunder), including, without limitation, statements as to the future loan and deposit volumes, the allowance and provision for possible loan losses, future interest rates and their effect on the financial condition or results of operations of Omega Financial Corporation (“Omega” or the “Company”), the classification of Omega’s investment portfolio or as to trends or management’s beliefs, expectations or opinions and other statements other than historical facts. Such forward looking statements are subject to risks and uncertainties and may be affected by various factors which may cause actual results to differ materially from those in the forward looking statements. In addition to the factors discussed in Part II, Item 1A “Risk Factors” of this Quarterly Report on Form 10-Q, certain risks, uncertainties and other factors, including, without limitation, risks arising from economic conditions and related uncertainties, changes in interest rates, federal and state regulation, competition and the adequacy of the allowance and provision for loan losses and other risks, are discussed in the Company’s 2006 Annual Report to Shareholders or in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 and may cause actual results to differ materially from those in the forward looking statements. A copy of the 2006 Annual Report to Shareholders can be obtained by written request to David S. Runk, Secretary, Omega Financial Corporation, 366 Walker Drive, State College, Pennsylvania, 16801 or through our website at www.OmegaFinancial.com. The information on this website is not, and should not be considered to be, part of this Quarterly Report on Form 10-Q and is not incorporated by reference in this document. You should not place undue reliance on the Company’s forward-looking statements. Further, any forward looking statement speaks only as of the date on which it is made, and Omega undertakes no obligation to update or revise any forward looking statement.

Part I – Financial Information
Item 1. Financial Statements
OMEGA FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 31,	December 31,
	2007	2006
	(unaudited)	(Note A)
Assets
Cash and due from banks	$49,798	$56,225

Interest bearing deposits with other banks	10,695	12,073
Federal funds sold	11,400	—

Trading securities	51	48
Investment securities available for sale	278,437	291,807
Other investments	12,152	12,087
Investment in unconsolidated subsidiary	1,625	1,625

Loans held for sale	—	204
Total portfolio loans	1,150,670	1,152,188
Less: Allowance for loan losses	(17,679)	(17,344)

Net portfolio loans	1,132,991	1,134,844

Premises and equipment, net	30,324	30,861
Other real estate owned	548	512
Bank-owned life insurance	76,981	76,341
Investment in limited partnerships	5,606	5,763
Core deposit intangibles	5,457	5,641
Other intangibles	1,057	1,085
Goodwill	159,408	159,387
Other assets	27,025	27,315

TOTAL ASSETS	$1,803,555	$1,815,818

OMEGA FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 31,	December 31,
	2007	2006
	(unaudited)	(Note A)
Liabilities and Shareholders’ Equity
Deposits:
Non-interest bearing	$230,482	$232,335
Interest bearing	1,079,323	1,093,428

Total deposits	1,309,805	1,325,763

Short-term borrowings	64,006	65,712
ESOP debt	1,385	1,481
Junior subordinated debentures	56,069	56,193
Long-term debt	32,524	27,877
Other interest bearing liabilities	853	858
Other liabilities	11,196	12,723

TOTAL LIABILITIES	1,475,838	1,490,607

Shareholders’ Equity
Preferred stock, par value $5.00 per share: Authorized - 5,000,000 shares, none issued
Common stock, par value $5.00 per share: Authorized - 25,000,000 shares;
Issued — 12,860,632 shares at March 31, 2007; 12,823,471 shares at December 31, 2006	64,298	64,133
Outstanding — 12,645,736 shares at March 31, 2007; 12,622,802 shares at December 31, 2006
Capital surplus	103,888	103,149
Retained earnings	166,332	164,653
Accumulated other comprehensive income	454	313
Unearned compensation related to ESOP debt	(788)	(859)
Cost of common stock in treasury: 214,896 shares at March 31, 2007; 200,669 shares at December 31, 2006	(6,467)	(6,178)

TOTAL SHAREHOLDERS’ EQUITY	327,717	325,211

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,803,555	$1,815,818

OMEGA FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (In thousands, except share data)
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006
Interest Income:
Interest and fees on loans	$19,823	$19,837
Interest and dividends on investment securities	3,345	3,104
Other interest income	172	101

TOTAL INTEREST INCOME	23,340	23,042
Interest Expense:
Interest on deposits	6,452	5,895
Interest on short-term borrowings	723	771
Interest on long-term debt and other interest bearing liabilities	1,241	1,264

TOTAL INTEREST EXPENSE	8,416	7,930

NET INTEREST INCOME	14,924	15,112
Provision for loan losses	610	120

INCOME FROM CREDIT ACTIVITIES	14,314	14,992
Other Income:
Service fees on deposit accounts	2,397	2,354
Service fees on loans	327	382
Earnings on bank-owned life insurance	640	607
Trust fees	1,093	1,120
Investment and insurance product sales	851	923
Gain on sale of loans and other assets	78	57
Net gains on the sale of investment securities	375	62
Other	1,368	1,166

TOTAL OTHER INCOME	7,129	6,671
Other Expense:
Salaries and employee benefits	7,217	7,484
Net occupancy expense	1,055	1,105
Equipment expense	1,135	1,128
Data processing service	610	645
Pennsylvania shares tax	786	712
Amortization of intangible assets	211	221
Other	3,034	3,579

TOTAL OTHER EXPENSE	14,048	14,874

Income before income taxes and discontinued operations	7,395	6,789
Income tax expense	1,812	1,483

Income from continuing operations	5,583	5,306
Discontinued operations:
Income from discontinued operations, net of tax	—	37

NET INCOME	$5,583	$5,343

OMEGA FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (In thousands, except share data)
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006
Net income per common share
Basic	$0.44	$0.42
Diluted	$0.44	$0.42
Net income per common share from continuing operations
Basic	$0.44	$0.42
Diluted	$0.44	$0.42
Net income per common share from discontinued operations
Basic	$0.00	$0.00
Diluted	$0.00	$0.00
Weighted average shares and equivalents
Basic	12,642	12,586
Diluted	12,665	12,634
Dividends declared per share
Common	$0.31	$0.31

OMEGA FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited, in thousands)

	Three Months Ended
	March 31
	2007	2006
Cash flows from operating activities:
Net income	$5,583	$5,343
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,486	1,319
Provision for loan losses and off-balance sheet reserve	595	139
Gain on sale of investment securities	(375)	(62)
Gain on sale of fixed assets and other property owned	(78)	(34)
Provision for deferred income tax	241	1,427
Increase in cash surrender value of bank owned life insurance	(640)	(607)
Increase in interest receivable and other assets	(1,504)	(3,698)
Decrease in interest payable	(556)	(1,688)
Increase in taxes payable	1,522	51
Amortization of deferred net loan fees	(62)	(80)
Deferral of net loan fees	30	53
Decrease in accounts payable and accrued expenses	(1,006)	(35)

Total adjustments	(347)	(3,215)

Net cash provided by operating activities	5,236	2,128

Cash flows from investing activities:
Investment securities available for sale:
Proceeds from sales	496	1,770
Proceeds from maturities	53,156	11,205
Cash used for purchases	(39,796)	(679)
Proceeds from sale of Trading Securities	—	435
Net change in interest bearing deposits with other banks	1,378	(1,286)
Decrease in loans and leases	527	11,433
Gross proceeds from sale of loans and leases	795	2,312
(Investment in) return of capital from limited partnership	(45)	32
Capital expenditures	(429)	(409)
Proceeds from sale of fixed assets and other property owned	141	96
Increase in federal funds sold	(11,400)	(6,275)

Net cash provided by investing activities	4,823	18,634

OMEGA FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)
(Continued)

	Three Months Ended
	March 31
	2007	2006
Cash flows from financing activities:
Net change in demand deposits, checking with interest and savings	4,826	(6,730)
Net Change in time deposits	(20,940)	8,495
Decrease in short-term borrowings, net	(1,706)	(22,386)
Issuance of long term debt	5,000	1,500
Principal payment on long term debt	(353)	(331)
Net change in other interest bearing liabilities	(5)	(70)
Dividends paid	(3,923)	(3,936)
Proceeds from exercise of stock options	904	1,931
Acquisition of treasury stock	(289)	(2,648)

Net cash used in financing activities	(16,486)	(24,175)

Net decrease in cash and cash equivalents	$(6,427)	$(3,413)

Cash and cash equivalents at beginning of period	$56,225	$56,194
Cash and cash equivalents at end of period	49,798	52,781

Net decrease in cash and cash equivalents	$(6,427)	$(3,413)

Supplemental Information

Interest paid	$8,972	$9,618
Income taxes paid	40	26

Supplemental schedule of non-cash investing and financing activities:
Transfers of loans to other real estate owned	$75	$355

OMEGA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2007 AND 2006
A.	Basis of Presentation

The accompanying Consolidated Financial Statements include Omega Financial Corporation (“Omega”, the “Company” or the “Corporation”), a financial holding company, and the combined results of its wholly owned banking and non-banking subsidiaries. The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be experienced for the fiscal year ending December 31, 2007 or any other interim period. The consolidated balance sheet as of December 31, 2006 has been extracted from the audited financial statements included in the Company’s 2006 Annual Report on Form 10-K. For further information, refer to the Consolidated Financial Statements and Footnotes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

B.	Significant Accounting Policies

The following significant accounting policies should be read in conjunction with the Summary of Significant Accounting Policies included in the notes to consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

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

Goodwill and other intangible assets

Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. Other intangible assets represent purchased assets that also lack physical substance but can be separately distinguished from goodwill because of contractual or other legal rights or because the asset is capable of being sold or exchanged either on its own or in combination with a related contract, asset or liability. It is Omega’s policy that goodwill be tested at least annually for impairment at the reporting unit level. Goodwill impairment is measured by comparing the implied fair value of goodwill to its carrying value.

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

Stock-based compensation

In December 2004, the Financial Accounting Standard Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payments (SFAS 123R), an amendment to SFAS 123, Accounting for Stock–Based Compensation. SFAS 123R establishes accounting requirements for share-based compensation to employees and carries forward prior guidance on accounting for awards to non-employees. The provisions of this statement became effective January 1, 2006 for all equity awards granted after the effective date and for vesting or modifications of previously issued awards. SFAS 123R requires an entity to recognize compensation expense based on an estimate of the number of awards expected to vest, exclusive of awards expected to be forfeited. The Corporation adopted SFAS 123R on January 1, 2006, on a modified prospective basis. At December 31, 2005, all awards previously granted by Omega were fully vested and no additional grants were awarded as of December 31, 2006; therefore, there was no related expense recognized in 2006. Omega granted awards in 2007, resulting in the recognition of $18,000 in compensation expense.

Omega has six stock-based compensation plans, which provide for the granting of stock options and other stock-based awards to both employees and/or directors. The plans include the Employee Stock Purchase Plan (“ESPP”), the Stock Option Plan (1986) (the “1986 Plan”), the 1996 Employee Stock Option Plan (the “1996 Plan”), the 2006 Equity Incentive Plan (the “2006 Plan”), the Non-Employee Director Stock Option Plan (1994) (the “1994 Plan”) and the 2004 Stock Option Plan for Non-Employee Directors (the “2004 Plan”).

No options have been issued under any of these plans in 2006 and all options previously issued were vested prior to January 1, 2006. Therefore, no compensation expense was recognized in 2006.

The ESPP provides for options to purchase common stock of Omega to all employees of Omega and its subsidiaries who meet certain service requirements. ESPP options outstanding at March 31, 2007 have a current weighted-average exercise price of $32.02 and a weighted average remaining contractual life of 2.05 years. There were 94,779 options outstanding as of March 31, 2007 and all of these options are exercisable.

The 1986 Plan, the 1996 Plan and the 2006 Plan (collectively, the “SOPs” or “the Plans”) provide options to purchase common stock of Omega to officers and key employees. Awards under the 2006 Plan can also be granted to Omega’s directors. The 2006 Plan also authorizes awards of stock, restricted stock, restricted stock units and other equity awards. No additional grants will be made under the 1986 and 1996 Plans because future grants will be made only under the 2006 Plan. The SOPs’ options outstanding at March 31, 2007 had a weighted average exercise price of $33.16 and a weighted average remaining contractual life of 4.36 years. As of March 31, 2007, there are 422,210 options outstanding under these plans and all are exercisable. In 2007, 2,553 restricted stock units were issued under the 2006 Plan.

The 1994 Plan and the 2004 Plan (collectively, the “Director Plans”) provide options to purchase common stock of Omega to the Corporation’s directors. No additional awards will be granted under the Director Plans as future options to directors will be granted under the 2006 Plan. Director Plan options outstanding at March 31, 2007 had a weighted average exercise price of $32.31 and an average remaining contractual life of 4.65 years. As of March 31, 2007, 23,264 of these options were outstanding and exercisable.

A summary of the status of Omega’s stock-based compensation plans as of March 31, 2007 is presented below:

	ESPP		SOP’s
		Weighted-		Weighted-
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding, December 31, 2006	107,284	$31.85	455,887	$32.94
Granted			—
Exercised	(8,050)	26.80	(24,889)	27.64
Forfeited	(4,455)	31.37	(8,788)	37.57

Outstanding, March 31, 2007	94,779	$32.02	422,210	$33.16

Options exercisable at March 31, 2007	94,779		422,210

	Director Plans
		Weighted-
		Average
		Exercise
	Shares	Price
Outstanding, December 31, 2006	23,264	$32.31
Granted	—
Exercised	—
Forfeited	—

Outstanding, March 31, 2007	23,264	$32.31

Options exercisable at March 31, 2007	23,264
The following table summarized information about Restricted Stock Unit (RSU) activity for the three months ended March 31, 2007:

Weighted
	Number of	Average
	Restricted	Grant Date
	Stock	Fair Value
	Units	Per Share
Outstanding but not vested at December 31, 2006	—	$—
Awarded	2,553	28.59
Vested	—	—
Forfeited	—	—

Outstanding but not vested at March 31, 2007	2,553	$28.59

At March 31, 2007, there was approximately $54,000 of total unrecognized compensation cost related to non-vested RSUs granted under our stock plan which is expected to be recognized by December 31, 2007. Compensation expense related to RSUs for the three months ended March 31, 2007 was $18,000 And is included in compensation expense.

Reclassification

Certain amounts in the Consolidated Statements of Income for period ended March 31, 2006 have been reclassified to segregate results associated with discontinued operations and to conform to the 2007 presentation. The reclassification had no impact on net income.

C.	Discontinued Operations

On September 15, 2006, the Corporation completed the sale of Sentry Trust Company, a non-depository trust company. The results of Sentry Trust are presented as discontinued operations on the consolidated statements of income. The following is a summary of the income from discontinued operations for the three months ended March 31, 2006 (in thousands).

March 31,
2006
Other Income:
Trust fees	$463
Investment and insurance product sales	22

Total other Income	485
Other expense:
Salaries and employee benefits	269
Net occupancy expense	5
Equipment expense	11
Pennsylvania shares tax	21
Amortization of intangible assets	40
Other	80

Total other expense	426

Income from discontinued operations before taxes	59
Income tax expense	22

Income from discontinued operations	$37

The following is a summary of the cash flows from discontinued operations for the three months ended March 31, 2006 (in thousands).

March 31,
2006
Net cash provided by operating activities	$153
Net cash used in investing activities	(547)
Net cash provided by (used in) financing activities	—

Net decrease in cash and cash equivalents of discontinued operations	$(394)

D.	Commitments, Contingent Liabilities and Guarantees

The Corporation has numerous off-balance sheet loan obligations that exist in order to meet the financing needs of its customers. These include commitments to extend credit, unused lines of credit, and standby letters of credit.

Standby letters of credit are instruments issued by the Corporation’s bank subsidiary that guarantee the beneficiary payment by the bank in the event of default by the bank’s customer in the non-performance of an obligation or service. Most standby letters of credit are issued for one-year periods. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The bank holds collateral supporting those commitments for which collateral is deemed necessary. At March 31, 2007, standby letters of credit issued and outstanding amounted to $29.3 million compared to $29.9 million on December 31, 2006. The fair market value of the standby letters of credit at both March 31, 2007 and December 31, 2006 was $0.2 million. The fair market value of standby letters of credit is recorded as a liability in accordance with FIN 45.
At March 31, 2007, the bank had $277.8 million outstanding in loan commitments and other unused lines of credit extended to its customers. Of this amount $198.5 million, or 71.4%, were commercial commitments. The remaining amounts of $79.4 million were commitments to consumers for mortgage and home equity loans and personal lines of credit.

Omega’s Employee Stock Ownership Plan (“ESOP”) incurred debt in 1990 of $5.0 million, which is collateralized by a mortgage on the Corporation’s administrative center and the Corporation’s guarantee. As of March 31, 2007, the balance of the ESOP debt was $1.4 million as compared to $1.5 million at December 31, 2006.

E.	Investment Securities

The following schedule presents the composition of the investment portfolio as of March 31, 2007 and December 31, 2006 (in thousands).

	Securities Classified as Available for Sale
		Gross	Gross	Estimated
March 31, 2007	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
U.S. Treasury securities and obligations of other U.S. Government agencies and corporations	$177,354	$292	$(825)	$176,821
Obligations of state and political subdivisions	4,540	—	(35)	4,505
Corporate and other securities	3,185	7	(19)	3,173
Mortgage-backed securities	86,757	112	(940)	85,929
Common Stock	5,901	2,140	(32)	8,009

Total	$277,737	$2,551	$(1,851)	$278,437

	Securities Classified as Available for Sale
		Gross	Gross	Estimated
December 31, 2006	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
U.S. Treasury securities and obligations of other U.S. Government agencies and corporations	$188,205	$102	$(1,327)	$186,980
Obligations of state and political subdivisions	4,540	2	(46)	4,496
Corporate and other securities	3,257	7	(25)	3,239
Mortgage-backed securities	90,377	111	(1,129)	89,359
Common Stock	4,947	2,805	(19)	7,733

Total	$291,326	$3,027	$(2,546)	$291,807

The following table shows gross unrealized losses and fair value, aggregated by category and length of time that individual investment securities have been in a continuous unrealized loss position, at March 31, 2007 and December 31, 2006 (in thousands):

March 31, 2007	Less Than 12 Months		12 Months or Longer
	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses
U.S. Treasury securities and obligations of other U.S. Government agencies and corporations	$14,962	$(57)	$87,896	$(768)
Obligations of state and political subdivisions	1,033	(12)	1,472	(23)
Corporate and other securities	551	(2)	1,403	(17)
Mortgage-backed securities	7,439	(21)	54,188	(919)

Debt securities	23,985	(92)	144,959	(1,727)

Common stock	231	(7)	114	(25)

Total temporarily impaired securities	$24,216	$(99)	$145,073	$(1,752)

December 31, 2006	Less Than 12 Months		12 Months or Longer
	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses
U.S. Treasury securities and obligations of other U.S. Government agencies and corporations	$25,512	$(96)	$136,818	$(1,231)
Obligations of state and political subdivisions	1,178	(17)	1,316	(29)
Corporate and other securities	102	(2)	1,586	(23)
Mortgage-backed securities	17,283	(42)	56,078	(1,087)

Debt securities	44,075	(157)	195,798	(2,370)

Common stock	144	(19)	—	—

Total temporarily impaired securities	$44,219	$(176)	$195,798	$(2,370)

The unrealized losses at March 31, 2007 are considered to be temporary, as the majority of the investments are debt securities whose decline in value is due primarily to interest rate fluctuations. As a result, management believes the payment of contractual cash flows, including principal repayment, is not at risk. Management has the intent and ability to hold these investments until market recovery or maturity. Debt securities with unrealized losses for a period of less than 12 months include 6 investments in U.S. Government agency debt securities, 4 investments in mortgage-backed securities, 4 investments in corporate securities and 2 investments in obligations of state and municipal subdivisions. Debt securities with unrealized losses for a period of 12 months or longer include 39 investments in U.S. Government agency debt securities, 9 investments in corporate securities, 5 investments in obligations of state and municipal subdivisions and 36 investments in mortgage-backed securities. Debt securities included in the above table have maturity or pre-refund dates ranging from April 2007 to September 2022. The unrealized loss position for each individual security ranges from .01% to 4.21% of the securities’ amortized cost as of March 31, 2007. Common stock with unrealized losses for a period of less than 12 months includes 3 investments. Unrealized losses on common stock for a period over 12 months reflect one investment, which has been at an unrealized loss for 13 months. At this time, management believes the impairment of this investment is temporary.

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

Trading securities consist of assets held in Rabbi Trusts, including mutual funds and cash equivalents.

Other investments primarily include Federal Reserve Bank and Federal Home Loan Bank stock.

F.	Allowance for Loan Losses

At March 31, 2007, $6.2 million of the allowance for loan losses of $17.7 million was specifically allocated to one large commercial borrower who is working through the bankruptcy re-organization process. This represents an increase of $0.9 million in the amount allocated to this lending relationship, from $5.3 million at December 31, 2006. Omega has estimated and provided for probable losses related to this $16.8 million credit. However, evaluations of this credit are ongoing. Further developments and the resultant analysis may cause our allocation to change in the future, and actual losses resulting from this credit may differ significantly from current estimates.

Based on the results of our analysis of the allowance for loan losses at March 31, 2007, management believes that the allowance is adequate to provide for probable losses inherent in the portfolio.

G.	Long-term Debt

The following schedule shows the composition of long-term debt (in thousands).

	March 31,	December 31
	2007	2006
Notes payable to Federal Home Loan Bank, with fixed rates between 3.65% and 6.80%	$32,524	$27,877
Total Long Term Debt	$32,524	$27,877

ESOP Debt Guarantee	$1,385	$1,481
H.	Junior Subordinated Debt and Trust Preferred Securities

The following schedule shows the composition of junior subordinated debt and trust preferred securities. (in thousands).

	As of March 31, 2007
	Capital Trust I	Sun Trust I
Trust preferred securities	$36,000	$16,500
Common securities	1,114	511
Junior subordinated debt	37,114	18,955
Stated maturity date	10/18/2034	2/22/2031
Optional redemption date	10/18/2009	Annually beginning 2/22/2011 At various redemption prices

Rate	5.98% until October 2009, then LIBOR plus 219 basis points	8.64%

I.	Comprehensive Income

Components of other comprehensive income consist of the following (in thousands):

	Three Months March 31, 2007			Three Months March 31, 2006
		Tax			Tax
	Before	Expense		Before	Expense
	Tax	or	Net-of-Tax	Tax	or	Net-of-Tax
	Amount	(Benefit)	Amount	Amount	(Benefit)	Amount
Income from continuing operations	$7,395	1,812	$5,583	$6,789	1,483	$5,306
Income from discontinued operations				59	22	37

Income	7,395	1,812	5,583	6,848	1,505	5,343
Other comprehensive income:
Unrealized gains on available for sale securities :
Unrealized holding gains (losses) arising during the period	593	208	385	(481)	(168)	(313)
Less reclassification adjustment for gains included in net income	(375)	(131)	(244)	(62)	(22)	(40)

Other comprehensive income (loss)	218	76	142	(543)	(190)	(353)

Total comprehensive income	$7,613	$1,888	$5,725	$6,246	$1,293	$4,953

J.	Earnings Per Share

Basic earnings per share are computed by dividing income available to common stockholders by the weighted average number of shares outstanding for the period. On a diluted basis, shares outstanding are adjusted to assume the conversion of all potentially dilutive securities into common stock (in thousands, except per share amounts.)

	Three Months Ended
	March 31,
	2007	2006
Numerator
Income from continuing operations	$5,583	$5,306
Income from discontinued operations	—	37

Net Income	$5,583	$5,343

Denominator
Basic weighted-average shares outstanding	12,642	12,586
Potential dilutive shares from stock-basked compensation	19	44
Potential Shares required for contract settlement	4	4

Dilutive weighted-average shares outstanding	12,665	12,634

Earnings per share — Basic
Income from continuing operations	$0.44	$0.42
Income from discontinued operations	—	—

Net Income	$0.44	$0.42

Earnings per share — Diluted
Income from continuing operations	$0.44	$0.42
Income from discontinued operations	—	—

Net Income	$0.44	$0.42

K.	Goodwill and Other Intangible Assets

The recorded goodwill balance at March 31, 2007 was $159.4 million. A summary of intangible assets at March 31, 2007 and December 31, 2006 follows (in thousands):

	March 31,	December 31,
	2007	2006

Core deposit intangible
Gross carrying amount	$7,480	$7,480
Less: accumulated amortization	2,023	1,839

Net carrying amount	5,457	5,641

Customer relationship intangibles
Gross carrying amount	1,200	1,200
Less: accumulated amortization	273	245
Net carrying amount	927	955

Total finite-lived intangibles
Gross carrying amount	8,680	8,680
Less: accumulated amortization	2,296	2,084

Net carrying amount	$6,384	$6,596

Trade name intangible with infinite life
Gross carrying amount	$130	$130

L.	New Accounting Pronouncements
In June 2006, the Emerging Issues Task Force (“EITF”) released Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements” (“EITF 06-4”). This EITF consensus opinion was ratified by the FASB on September 20, 2006. EITF 06-4 requires employers who have entered into a split-dollar life insurance arrangement with an employee that extends to post-retirement periods, to recognize a liability and related compensation costs in accordance with SFAS No. 106, “Accounting for Post Retirement Benefit Obligations” or Accounting Principles Board Opinion No. 12, “Omnibus Opinion.” The effective date of EITF No. 06-4 is for fiscal years beginning after December 15, 2007, and the opinion may be adopted through either a cumulative effect adjustment to retained earnings at the beginning of the year of adoption, or through retrospective application to prior periods. The Corporation does not expect the adoption of this statement to have a material impact on our consolidated financial condition, results of operations or cash flows.
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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which permits entities to choose to measure eligible financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company will adopt this pronouncement in the first quarter of 2008 and is currently evaluating the impact of this pronouncement on our consolidated financial condition, results of operations, and cash flows.

M.	Implementation of FIN 48

The Company adopted the provisions of FIN 48 – Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, as of January 1, 2007. As a result of implementing FIN 48, the Company completed a comprehensive review of its portfolio of uncertain tax positions in accordance with recognition standards established by FIN 48. In this regard, an uncertain tax position represents the Company’s expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes. As a result of this review, the Company adjusted the estimated value of its uncertain tax positions by recognizing additional liabilities totaling $0.03 million through a charge to retained earnings, and increased the carrying value of uncertain tax positions resulting from prior acquisitions by $0.02 million through an increase of goodwill. Upon the adoption of FIN 48, the estimated value of the Company’s uncertain tax positions is a liability of $0.36 million resulting from unrecognized net tax benefits. The liability for uncertain tax positions is carried in other liabilities in the consolidated condensed statement of financial position as of March 31, 2007. If the Company’s positions are sustained by the taxing authority in favor of the Company, approximately $0.33 million would be treated as a reduction of goodwill, and the balance of $0.03 million would reduce the Company’s effective tax rate. The Company does not expect material changes to the estimated amount of liability associated with its uncertain tax positions through January 1, 2008.

The Company recognizes accrued interest and penalties related to uncertain tax positions in other expenses on its consolidated statements of income. As of January 1, 2007, the Company did not accrue any penalties and had accrued approximately $0.03 million for the payment of tax-related interest.

The Company files income tax returns in the U.S. federal jurisdiction, and various state jurisdictions. The Company is no longer subject to examination by U.S. Federal taxing authorities for years before 2002 and for all state income taxes through 2000. As of March 31, 2007, there have been no material changes to the liability for uncertain tax positions other than to accrue an additional $0.003 million for interest expense.

N.	Subsequent Event

On April 30, 2007, the Federal Bankruptcy Court approved a reorganization plan for the previously disclosed commercial borrower who was working through the bankruptcy reorganization process. As of March 31, 2007, outstanding balances for this customer totaled $16.8 million and $6.3 million of the allowance for loan losses was specifically allocated to this borrower. The allowance allocated to this borrower appears adequate to cover probable losses based on the current facts and circumstances surrounding the customer’s emergence from bankruptcy. The Company continues to monitor this credit and actual losses could be materially different from the Company’s current estimate.

OMEGA FINANCIAL CORPORATION AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS
Investment Considerations
In analyzing whether to make, or to continue to make, an investment in Omega, investors should consider among other factors, certain investment considerations more particularly described in Item 1A of Part II “Risk Factors” in this Quarterly Report on Form 10-Q and in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.
Application of Critical Accounting Policies and Estimates
The Corporation’s consolidated financial statements are prepared based upon the application of U.S. generally accepted accounting principles, the most significant of which are described in Note B to the consolidated financial statements included in this Quarterly Report on Form 10-Q. Certain of these policies require numerous estimates and economic assumptions, based upon information available as of the date of the financial statements. As such, over time, they may prove inaccurate or vary and may significantly affect the Corporation’s reported results and financial position for the period or in future periods. The accounting policy for establishing the allowance for loan losses has a greater reliance on the use of estimates, and as such has a greater possibility of producing results that could be different than originally reported. Changes in underlying factors, assumptions or estimates in the allowance for loan losses could have a material impact on the Corporation’s future financial condition and results of operations.

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

Omega’s accounting policy for goodwill and other intangibles also places significant reliance on the use of estimates. Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. Other intangible assets represent purchased assets that lack physical substance but that can be separately distinguished from goodwill because of contractual or other legal rights, or because the asset is capable of being sold or exchanged either on its own or in combination with a related contract, asset or liability. It is Omega’s policy that goodwill be tested at least annually for impairment. Management’s current analysis indicates that as of March 31, 2007, a 9.1% decline in Omega’s market capitalization would trigger further analysis of the carrying value of goodwill, which could result in a reduction to its value and a charge to earnings.

Intangible assets with finite lives include core deposits and customer relationships. Intangible assets are subject to impairment testing whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Core deposit and customer relationship intangibles are amortized over a period of time that represents their expected life using method of amortization that reflects the pattern of economic benefit. Management estimates that consecutive annual declines of more than 10% of the acquired customer base subsequent to March 31, 2007 could result in an impairment of the core deposit intangible and affect Omega’s operating results in future years.

1. Operations Overview
Three Months Ended March 31, 2007 and 2006
Net income for the first quarter of 2007 was $5.6 million, a 4.5% increase, compared to the same period of 2006. The increased earnings are attributable an increase in other income and a decrease in other expense which is offset by a decrease in income from credit activities. The decrease in income from credit activities for the first quarter of 2007 compared to the first quarter of 2006 was due primarily to an increase in our provision for loan losses. Other income increased when compared to the first quarter 2006 primarily due to higher investment securities gains as well as increases in safe deposit rentals, debit card fees, lease sales income and miscellaneous income all included in other income. Other expense declined primarily due to lower employee costs, examination fees and professional fees.

First quarter 2007 income from continuing operations before income taxes and discontinued operations increased by $0.6 million over the same period for 2006 due to the reasons cited above. The effective income tax rate on continuing operations increased to 24.5% in the first quarter of 2007, versus 21.1% for the year ended December 31, 2006.

During the third quarter of 2006, the Corporation finalized its disposition of Sentry Trust, which has been accounted for as discontinued operations. First quarter 2006 income from discontinued operations, net of tax, was $0.04 million.

The following are selected key ratios for the periods indicated:

	Three Months Ended		Year Ended
	March 31,		December 31,
	2007	2006	2006
Return on average assets (annualized)	1.24%	1.11%	1.08%
Return on average tangible assets (annualized)	1.37	1.22	1.18
Return on average stated equity (annualized)	6.78	6.65	6.32
Return on average tangible equity (annualized)	13.68	14.12	13.22
Dividend payout ratio	70.22	73.05	76.59

Average equity to average assets (stated)	18.27	16.76	17.07
Average equity to average assets (tangible)	9.98	8.66	8.96
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
Three Months Ended March 31, 2007 and 2006
Net interest income for the first quarter of 2007 was $14.9 million, a decrease of $0.2 million or 1.2% from $15.1 million in the first quarter of 2006. Net interest income for the first quarter of 2006 included net interest earnings from the three branches sold during the fourth quarter of 2006 of approximately $0.3 million. Despite the decline in the level of net interest income, our net interest margin on a fully taxable equivalent basis increased to 4.19% for the first quarter of 2007 when compared to 4.01% for the first quarter of 2006.

Average interest earning assets decreased by $101.8 million or 6.5% during the three months ended March 31, 2007 compared to the same period of 2006, partially due to the sale of three branch locations in the fourth quarter of 2006. The decreased level of interest earning assets in the quarter ended March 31, 2007 reduced our interest income by $1.2 million. However, this decrease was offset by a $1.5 million increase in interest income due to the higher level of interest rates in first quarter 2007 versus first quarter 2006. The yield on average earning assets was 50 basis points higher in the first quarter of 2007 in comparison to the same period of 2006. Interest income was also negatively affected by lost interest earnings of $0.3 million related to one commercial borrowing arrangement of $16.8 million which is currently on non-accrual status.

Our cost of funds increased by 28 basis points in the first quarter of 2007 when compared to the first quarter of 2006, resulting in higher interest expense of $0.5 million. Interest expense increased $1.1 million due to the higher level of interest rates in the first quarter of 2007 versus first quarter 2006. This increase in our cost of funds was offset, in part, by interest savings of $0.6 million from a decrease in our average interest bearing liabilities.

The following are key net interest margin ratios (annualized):

	Three Months Ended		Year Ended
	March 31,		December 31,
	2007	2006	2006
Yield on average earning assets	6.42%	5.92%	6.14%
Cost to fund earning assets	2.33	2.05	2.18
Net interest margin	4.09	3.87	3.95
Net interest margin — tax equivalent	4.19	4.01	4.07
Effects of Interest Rate Changes on Net Interest Income
At March 31, 2007, Omega had $612.5 million of earning assets scheduled to reprice over the next twelve months as compared to $713.2 million in interest-sensitive liabilities, resulting in a negative gap of $100.7 million, or 5.6% of assets. In order to predict net interest income at risk over the next twelve months based on hypothetical rate movements, a rate shock simulation was performed on the balance sheet, assuming that interest rates would increase and decrease by 100 and 200 basis points. These simulations assume no volume or mix changes in the balance sheet. As the table below indicates, Omega is exposed to a possible loss of income over the next twelve months if interest rates fall. There have been no material changes in the potential amount of interest rate risk since December 31, 2006. For example, net interest income at risk for an immediate 100 basis point decrease in rates was $1.0 million, or 1.5%, of net interest income, as of March 31, 2007 compared to $1.0 million, or 1.6%, of net interest income at risk on December 31, 2006. Conversely, the results suggest that an immediate 100 basis point increase in interest rates would increase net interest income by approximately $1.0 million, or 1.6%, over a 12-month period at both March 31, 2007 and December 31, 2006. There is no guarantee however, that the changes in net interest income shown in this table will occur as predicted as a result of changes in interest rates.
Possible Effect of Interest Rate Risk on Net Interest Income
Based on Interest Rate Shock Analysis
($ in thousands)

As of			As of
March 31, 2007			December 31, 2006
Change in	Change in Net		Change in	Change in Net
Interest Rates	Interest	Percent	Interest Rates	Interest	Percent
(Basis points)	Income $	Change	(Basis points)	Income $	Change
200	2,045	3.1%	200	2,133	3.2%
100	1,021	1.6%	100	1,068	1.6%
0	0	0	0	0	0
(100)	(974)	(1.5)%	(100)	(1,023)	(1.6)%
(200)	(2,061)	(3.1)%	(200)	(2,162)	(3.3)%

Loan Loss Provision
The provision for loan losses is reflective of changes in credit quality, including activity in non-performing loans in each quarter, as compared to the previous quarter and in conjunction with an analysis of the overall adequacy of the allowance for loan losses.

During the three months ended March 31, 2007, a loan loss provision of $0.6 million was recorded, a $0.5 million increase over the same period of 2006. Charge offs during the first quarter of 2007 were $0.1 million less than first quarter of 2006, while recoveries were approximately the same for both periods. An increase in the level of non-performing loans of $3.4 million from December 31, 2006, further deterioration in the credit quality of a significant commercial loan, and management’s quarterly analysis of the allowance for loan losses resulted in a provision of $0.6 million in the first quarter of 2007 in order to adequately provide for probable losses in the loan portfolio.
Other Income and Expense
Three months ended March 31, 2007 and 2006
Other Income
Total other income increased $0.5 million, or 6.9% in the first quarter of 2007 compared to the same period of 2006, driven primarily by $0.4 million of securities gains and a $0.2 million increase in miscellaneous income (primarily debit card income and other miscellaneous fee income). The three branch locations sold during the fourth quarter of 2006 had contributed approximately $0.1 million in non-interest income during the first quarter of 2006.

As a percentage of average assets, annualized other income (net of gains on sales of securities, loans and other assets) was 1.58% for the first quarter of 2007, compared to 1.37% for the first quarter of 2006.
Other Expense
Total other expenses decreased by $0.8 million, or 5.6%, in the first quarter of 2007 when compared to the first quarter of 2006. Primary contributions to this decrease were lower salaries and employee benefits expenses as a result of the sale of the branch locations and the effects of the minor workforce reductions that occurred in the fourth quarter of 2006. The effects of the branches sold reduced non-interest expense by approximately $0.2 million in the first quarter of 2007 compared to the same period of 2006. Additionally, during the first quarter of 2007 the Corporation began to realize the benefits of contract savings negotiated late in the fourth quarter of 2006 for various purchased services such as information systems services and courier services and professional fees, such as examination fees (which decreased due to the change by our subsidiary, Omega Bank, from a national bank charter to a state bank charter).

The Corporation’s efficiency ratio decreased from 67.4% for the first quarter of 2006 to 64.0% for the first quarter of 2007. As a percentage of average assets, annualized other expenses were 3.12% and 3.10% for the quarters ended March 31, 2007 and 2006, respectively.
Income Taxes
Three months ended March 31, 2007 and year ended December 31, 2006
Our effective tax rate for the three months ended March 31, 2007 increased to 24.5% from 23.9% for the year ended December 31, 2006. This increase is primarily attributable to a decrease in the amount of tax-exempt investment income, as a result of repositioning our investment portfolio and selling all of our tax-exempt municipal securities during the fourth quarter of 2006. The effective tax rate remains lower than the federal statutory rate due to some tax-exempt income on investments, the generation of income tax credits from our investments in low-income housing partnerships and the earnings on our investments in bank owned life insurance policies, which is non-taxable.

2.	Consolidated Balance Sheet Review
Overview
Total assets at March 31, 2007 decreased by $12.3 million, a 0.7% decrease since December 31, 2006. A variety of factors resulted in this decrease, including:
•	a $13.3 million decline in the investment portfolio, due to scheduled maturities of investment securities;

•	a decrease in our loan portfolio of $1.6 million and

•	a $15.9 million decline in deposits, due to rate sensitive consumers moving funds into other investment options in response to the increasing interest rate environment.
A.	Investment Securities
Management of the investment portfolio entails evaluation and realignment of the size and composition of the portfolio in order to accomplish various corporate objectives, including ensuring high asset quality, satisfying liquidity needs, achievement of desired yields and maturities, and tax planning.

Investments securities available for sale decreased by approximately $13.3 million, due primarily to scheduled maturities in the investment portfolio. A majority of the proceeds of the maturing investments were invested short-term in federal funds sold and in interest bearing deposits with other banks.

Total investment securities as a percentage of total assets at March 31, 2007 and December 31, 2006 were 16.2% and 16.8%, respectively. Amortized cost of securities maturing or re-pricing in one year or less comprised 33% of the total amortized cost of investment securities as of March 31, 2007, as compared to 43% of total investment securities as of December 31, 2006. There was $0.7 million in investments in instruments of foreign countries on March 31, 2007 and December 31, 2006.

Trading securities consist of assets held in Rabbi Trusts, including mutual funds and cash equivalents.

Other investments primarily include Federal Reserve Bank and Federal Home Loan Bank stock.
B.	Loans
Net loans, including loans held for sale, decreased by $1.8 million in the three month period ended March 31, 2007, or 0.2%, when compared to net loans at December 31, 2006, reducing the total loan portfolio, net of the allowance for loan losses, to $1.1 billion at March 31, 2007. This slight decrease in loans is due to scheduled loan maturities, the payoff of some non-performing loans and reduced new loan originations in some loan types in comparison to the prior year. Increases in commercial loans and real-estate based commercial loans were consistent with management expectations. Mortgage loans declined by $4.7 million, as a result of scheduled repayments, some prepayments, and limited new mortgage loan originations being held for portfolio purposes. Omega Financial Mortgage Solutions, LLC, our joint venture with American Home Bank, became fully operational in the first quarter of 2007. This joint venture provides the bank with the ability to offer more mortgage products to prospective borrowers in our market areas.

The following table shows the composition of the loan portfolio (in thousands) at March 31, 2007 in comparison to our most recent year-end, December 31, 2006 (in thousands).

	March 31,	December 31,
	2007	2006
Commercial, financial and agricultural	$253,012	$250,906
Real estate — commercial	439,481	432,062
Real estate — construction	16,270	21,562
Real estate — mortgage	213,388	218,104
Home equity	162,685	164,800
Personal	44,600	45,602
Lease financing	25,362	23,143
Unearned interest	(4,128)	(3,787)

Total loans	$1,150,670	$1,152,392

Nonaccrual loans	$21,168	$21,001

Changes in the allowance for loan losses for the three months ended March 31, 2007 and 2006 were as follows (in thousands):

	March 31,
	2007	2006
Balance of allowance — beginning of period	$17,344	$15,482
Loans charged off:
Commercial, financial and agricultural	86	307
Real estate — commercial	—	—
Real estate — mortgage	177	25
Personal and lease financing loans	42	110

Total charge-offs	305	442

Recoveries of loans previously charged off:
Commercial, financial and agricultural	1	14
Real estate — commercial	—	—
Real estate — mortgage	1	—
Personal and lease financing loans	28	36

Total recoveries	30	50

Net charge-offs	275	392
Provision for loan losses	610	120

Balance of allowance, loan portfolio	$17,679	$15,210

Omega has certain loans in its portfolio that are considered to be impaired in accordance with SFAS No. 114 (and as amended by SFAS No. 118.) It is the policy of the Corporation to recognize income on impaired loans on a cash basis, only to the extent that it exceeds principal balance recovery. Following is a summary of impaired loan data as of the date of each balance sheet presented (in thousands):

In the table below, $16.8 million of the amount indicated for recorded investment at period end as well as the impaired loan balance for which there is a related allowance, relates to one large commercial borrower who is working through the bankruptcy reorganization process. Of the $7.4 million of allowance for impaired loans as of March 31, 2007, $6.2 million was allocated to this borrower. The total amount of allowance for impaired loans as of December 31, 2006 was $6.7 million, of which $5.3 million was allocated to this borrower.

	March 31,	December 31,
	2007	2006
Impaired loans:
Recorded investment at period end	$20,400	$20,272
Impaired loan balance for which there is a related allowance	20,400	20,272
Amount of allowance for impaired loans	7,413	6,678
Impaired loan balance for which there is no related allowance	—	—

Average recorded investment	20,336	21,867

Interest income recognized (on a cash basis)	$95	$1,189
Management performs a quantitative analysis to support the adequacy of the allowance for loan losses. This analysis includes review of historical loss rates for loan categories, fluctuations and trends in the amount of classified loans and economic factors. Significant to this analysis is any change in observable trends that may be occurring relative to loans in order to assess potential credit weaknesses. Current economic factors and trends in risk ratings are considered in the determination and allocation of the allowance for loan losses. The allowance for loan losses at March 31, 2007 and December 31, 2006 represented 1.54% and 1.51%, respectively, of the total loans outstanding, net of unearned interest.

Set forth below is an analysis of Omega’s non-performing loans as of March 31, 2007 as compared to December 31, 2006.

	Non-performing Loans
	(Dollars in thousands)
	March 31	December 31
	2007	2006
Non-accrual loans	$21,168	$21,001
Accruing loans past due 90 days or more	5,796	2,327

Total non-performing loans	$26,964	$23,328

Non-performing loans as percent of allowance	152.5%	134.5%
At March 31, 2007, $6.2 million of the allowance for loan losses of $17.7 million was specifically allocated to one large commercial borrower who is working through the bankruptcy re-organization process. This represents an increase of $0.9 million in the amount allocated to this lending relationship, from $5.3 million at December 31, 2006. Omega has estimated and provided for probable losses related to this $16.8 million credit in prior periods. However, as a result of changes in the bankruptcy proceedings, evaluations of this credit are ongoing. Further developments and the resultant analysis may cause our allocation to change in the future, and actual losses resulting from this credit may differ significantly from current estimates. The total $16.8 million in outstanding loan balances for this customer are included in the non-accrual totals above for both March 31, 2007 and December 31, 2006.

Based on the results of our analysis of the allowance for loan losses at March 31, 2007, management believes that the allowance is adequate to provide for probable losses inherent in the portfolio.

C.	Deposits and Other Sources of Funds
Deposits provide the primary source of funding for loans and investment securities. As of March 31, 2007, total deposits decreased by $16.0 million, or 1.2% as compared to December 31, 2006. The decrease in deposits since year-end 2006 has primarily been due to the competitive rate environment for time deposits. Rate-sensitive consumers continue to take advantage of the aggressive pricing offered by competitors in this area. Deposit balances related to savings, money market accounts and other interest bearing checking accounts increased since December 31, 2006, while non-interest bearing demand deposits decreased slightly.

As of March 31, 2007, non-interest bearing deposits, decreased by $1.9 million, or 0.8%. Interest bearing accounts, including demand, savings and money market accounts, increased by $6.7 million, or 1.2% when compared to December 31, 2006. For the same period, time deposits decreased by $20.8 million or 3.8%.

	March 31, 2007		December 31, 2006

Non-interest bearing demand deposits	$230,482	17.597%	$232,334	17.525%
Interest bearing demand deposits	301,097	22.988	299,919	22.622
Savings and money market	255,064	19.473	249,563	18.824
Time deposits less than $100,000	436,986	33.363	450,882	34.009
Time deposits greater than $100,000	86,177	6.579	93,065	7.020

Total Deposits	$1,309,805	100.000%	$1,325,763	100.000%

The following table shows the composition of deposits ($ in thousands):

Borrowed funds are used as an additional source of funding for loans and investment securities. As of March 31, 2007, Omega had short-term borrowings (maturities within one year) in the amount of $64.0 million as compared to $65.7 million at December 31, 2006, representing a decrease of $1.7 million or 2.6%.

The balance of junior subordinated debt was $56.1 million and $56.2 million at March 31, 2007 and December 31, 2006, respectively.
D.	Liquidity and Capital Resources
Omega derives liquidity through increased customer deposits, maturities in the investment portfolio, loan repayments and income from earning assets. When deposits are not adequate to fund customer loan demand, liquidity needs can be met in the short-term fund market through arrangements with our correspondent banks or through the purchase of brokered certificates of deposit. The Bank is also a member of the Federal Home Loan Bank of Pittsburgh, which provides another source of liquidity. The Company may from time to time access capital markets and/or borrow funds from private investors to meet liquidity needs. Omega actively manages its liquidity position through the Asset and Liability Management Committee. Monthly reviews by management and quarterly reviews by the committee under prescribed policies and procedures are designed to ensure that we will maintain adequate levels of available funds.

Management believes that the Company has adequate liquidity available to respond to current and anticipated demands and is unaware of any trends or demands, commitments, events or uncertainties that will materially affect the ability to maintain liquidity at satisfactory levels for the next twelve months.

The Corporation paid a cash dividend of $.31 per share on January 1 and April 1, 2007.

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

At March 31, 2007, Omega and Omega Bank, its banking subsidiary, each met the regulatory definition of a “well capitalized” financial institution, i.e., a leverage ratio exceeding 5%, Tier 1 capital exceeding 6% and total capital exceeding 10%.
4.	Share Repurchase Program
On January 23, 2006, the Board of Directors of Omega approved a share repurchase program authorizing the purchase of up to 10% of Omega’s outstanding common stock in the open market. At that time there were 12,604,477 common shares outstanding with 1,260,447 shares eligible to be repurchased. The program will remain in effect until the 10% limit is reached; however, the Board of Directors may discontinue it at any time. During the first quarter of 2007, 10,000 shares of stock were repurchased at an average cost of $28.17 per share. As of March 31, 2007, 143,600 shares have been repurchased in conjunction with this program, at an average cost of $31.17 per share.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Omega is impacted by market risks, and has procedures in place to evaluate and mitigate these risks. These market risks and Omega’s procedures are described in the Management’s Discussion and Analysis of Financial Condition and Results of Operations – Market Risk section of the 2006 Annual Report to Shareholders attached as Exhibit 13.1 to the Company’s Form 10-K for the fiscal year ended December 31, 2006. There have been no known material changes in the market risks that impact Omega, or its procedures relative to these risks, since December 31, 2006.
Item 4. Controls and Procedures
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
The Company’s management, with the participation of its chief executive officer and chief financial officer, conducted an evaluation, as of March 31, 2007, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)). Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that, as of the end of the period covered by this quarterly report, the Company’s disclosure controls and procedures were effective in reaching a reasonable level of assurance that (i) information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) information required to be disclosed by the Company in its reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to its management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Change in Internal Control Over Financial Reporting
The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, also conducted an evaluation of the Company’s internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), to determine whether any changes occurred during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Based on that evaluation, there was no such change during the quarter ended March 31, 2007.

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
Item 1A. Risk Factors
Unless the context indicates otherwise, all references to “we,” “us,” “our” in this subsection “Risk Factors” refer to the Company and the Bank. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, referred to as “Form 10-K” in this filing, which could materially affect our business, financial condition or future results. The risk factors in our Form 10-K have not materially changed other than those risk factors that are set forth below. These changes should be read in conjunction with the risk factors included in our Form 10-K. The risks described in our Form 10-K, as amended below, are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

The operations of financial institutions, such as us, are dependent to a large degree on net interest income, which is the difference between interest income from loans and investments and interest expense on deposits and borrowings. Our net interest income is significantly affected by market rates of interest that in turn are affected by prevailing economic conditions, by the fiscal and monetary policies of the federal government and by the policies of various regulatory agencies. At March 31, 2007, total interest bearing liabilities maturing or re-pricing within one year exceeded total interest earning assets maturing or re-pricing during the same time period by $100.7 million representing a cumulative one-year sensitivity ratio of .86. Simulation of interest rate changes suggests that if interest rates immediately decreased 100 basis points, our net interest income would likely decrease 1.5% over the next twelve months. Like all financial institutions, our balance sheet is affected by fluctuations in interest rates. We closely monitor the sensitivity of our net interest income to changes in interest rates and attempt to limit the variability. We attempt to manage such risk by modifying investment, lending, funding or pricing strategies. Volatility in interest rates can also result in disintermediation, which is the flow of funds away from financial institutions into direct investments, such as US Government and corporate securities and other investment vehicles, including mutual funds, which, because of the absence of federal insurance premiums and reserve requirements, generally pay higher rates of return than financial institutions.

Most of our loans are secured by real estate located in our market area. If there is a downturn in our real estate market, these borrowers may default on their loans and we may not be able to fully recover our loans.

A downturn in the real estate market could hurt our business because most of our loans are secured by real estate. As of March 31, 2007, approximately 72.3% of the book value of our loan portfolio consisted of loans collateralized by various types of real estate. Substantially all of our real property collateral is located in central and northeastern Pennsylvania. Real estate values and real estate markets are generally affected by changes in national, regional or local economic conditions, fluctuations in interest rates and the availability of loans to potential purchasers, changes in tax laws and other governmental statutes, regulations and policies and acts of nature. If real estate prices decline, the value of real estate collateral securing our loans could be reduced. Our ability to recover on defaulted loans by foreclosing and selling the real estate collateral would then be diminished and we would be more likely to suffer losses on defaulted loans. Any such downturn could have a material adverse effect on our business, financial condition and results of operations.

We have established an allowance for loan losses based on our management’s estimate. Actual losses could differ significantly from those estimates. If the allowance is not adequate, it could have a material adverse effect on our earnings and the price of our stock.
We have established an allowance for loan losses which management believes to be adequate to offset probable losses on our existing loans. At March 31, 2007, we allocated $6.2 million of the loan loss reserve to one large commercial borrower that filed for bankruptcy protection in the first quarter of 2006. We estimated and provided for known exposures for this $16.8 million loan; however, evaluations of the credit continue. Because there is no precise method of estimating loan losses, our ongoing analysis of loan losses may cause our estimates to change in the future and, therefore, actual losses resulting from our loans may differ materially from our estimates. Moreover, there can be no assurance that any future declines in real estate market conditions, general economic conditions or changes in regulatory policies will not require us to increase our allowance for loan losses with respect to the $16.8 million loan described above or other loans in our portfolio. Any increase in the allowance for loan losses will reduce our earnings and may adversely affect the price of our common stock.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On January 23, 2006, the Board of Directors of Omega approved a share repurchase program authorizing the buy back of up to 10% of Omega’s outstanding common stock. At that time there were 12,604,477 common shares outstanding with 1,260,447 shares eligible to be repurchased. The program will remain in effect until the 10% limit is reached; however, the Board of Directors may discontinue it at any time. As of March 31, 2007, 143,600 shares were repurchased in conjunction with this program, at an average cost of $31.17 per share and 1,116,847 shares remain that may be repurchased under the plan. There were 10,000 shares purchased in the first quarter of 2007.
The shares purchased in the first quarter were as follows:

				(d) Maximum Number
			(c) Total Number	(or Approximate
	(a) Total		of Shares (or	Dollar Value) of
	Number of	(b) Average	Units) Purchased	Shares (or Units) that
	Shares (or	Price Paid	as Part of Publicly	May Yet Be
	Units)	per Share (or	Announced Plans	Purchased Under the
Period	Purchased	Unit)	or Programs	Plans or Programs
January 1, 2007 to January 31, 2007	—	—	—	1,126,847

February 1, 2007 to February 28, 2007	—	—	—	1,126,847

March 1, 2007 to March 31, 2007	10,000	$28.17	10,000	1,116,847

Total	10,000	$28.17	10,000	1,116,847
Item 3. Defaults upon Senior Securities
None
Item 4. Submission of Matters to a Vote of Security Holders
None

Item 5. Other Information
None
Item 6. Exhibits

Exhibit
Number	Description
10.1	Form of Restricted Stock Unit Awards Agreement

10.2	Employment Agreement with Maureen Bufalino *

31.1	Chief Executive Officer’s Rule 13a-14(a)/15d-14(a) (Section 302) Certification

31.2	Chief Financial Officer’s Rule 13a-14(a)/15d-14(a) (Section 302) Certification

32.1	Section 1350 (Section 906) Certification by Chief Executive Officer

32.2	Section 1350 (Section 906) Certification by Chief Financial Officer

*	Incorporated by reference from Exhibit 10.24 to Omega’s Annual Report on Form 10-K for the year ended December 31, 2006.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OMEGA FINANCIAL CORPORATION

(Registrant)

May 10, 2007	By:	/s/ Donita R. Koval

Date		Donita R. Koval
President and
Chief Executive Officer

May 10, 2007		/s/ Daniel L. Warfel

Date		Daniel L. Warfel
Executive Vice President and
Chief Financial Officer

OMEGA FINANCIAL CORPORATION
QUARTERLY REPORT ON FORM 10-Q
MARCH 31, 2007
EXHIBIT INDEX

10.1	Form of Restricted Stock Unit Award Agreement	35

10.2	Employment Agreement with Maureen Bufalino	*

31.1	Chief Executive Officer’s Rule 13a-14(a)/15d-14(a) (Section 302) Certification	40

31.2	Chief Financial Officer’s Rule 13a-14(a)/15d-14(a) (Section 302) Certification	41

32.1	Section 1350 (Section 906) Certification by Chief Executive Officer	42

32.2	Section 1350 (Section 906) Certification by Chief Financial Officer	43

*	Incorporated by reference form Exhibit 10.24 to Omega’s Annual Report on Form 10-K for the year ended December 31, 2006.