Form 10-Q
period 2007-06-30
OMEGA FINANCIAL CORP /PA/
filed 2007-08-09
CIK 705671

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___to ___
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
The number of shares outstanding of each of the issuer’s classes of common stock as of August 7, 2007:
12,626,982 shares of Common Stock, $5.00 par value

FORWARD LOOKING STATEMENTS DISCLOSURE
The information in this Quarterly Report on Form 10-Q contains forward looking statements (as such term is defined in the Securities Exchange Act of 1934, as amended, and the regulations thereunder), including, without limitation, statements as to the future loan and deposit volumes, the allowance and provision for possible loan losses, future interest rates and their effect on the financial condition or results of operations of Omega Financial Corporation (“Omega” or the “Company”), the classification of Omega’s investment portfolio or as to trends or management’s beliefs, expectations or opinions and other statements other than historical facts. Such forward looking statements are subject to risks and uncertainties and may be affected by various factors which may cause actual results to differ materially from those in the forward looking statements. In addition to the factors discussed in Part II, “Item 1A. “Risk Factors” of this Quarterly Report on Form 10-Q, certain risks, uncertainties and other factors, including, without limitation, risks arising from economic conditions and related uncertainties, changes in interest rates, federal and state regulation, competition and the adequacy of the allowance and provision for loan losses and other risks, are discussed in the Company’s 2006 Annual Report to Shareholders or in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 and may cause actual results to differ materially from those in the forward looking statements. A copy of the 2006 Annual Report to Shareholders can be obtained by written request to David S. Runk, Secretary, Omega Financial Corporation, 366 Walker Drive, State College, Pennsylvania, 16801 or through our website at www.OmegaFinancial.com. The information on this website is not, and should not be considered to be, part of this Quarterly Report on Form 10-Q and is not incorporated by reference in this document. You should not place undue reliance on the Company’s forward looking statements. Further, any forward looking statement speaks only as of the date on which it is made, and Omega undertakes no obligation to update or revise any forward looking statement.

Part I – Financial Information
Item 1. Financial Statements
OMEGA FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30	December 31,
	2007	2006
	(unaudited)	(Note A)
Assets
Cash and due from banks	$59,595	$56,225
Interest bearing deposits with other banks	10,553	12,073
Trading securities	57	48
Investment securities available for sale	285,290	291,807
Other investments	12,193	12,087
Investment in unconsolidated subsidiary	1,625	1,625

Loans held for sale	—	204
Total portfolio loans	1,144,029	1,152,188
Less: Allowance for loan losses	(12,831)	(17,344)

Net portfolio loans	1,131,198	1,134,844

Premises and equipment, net	29,777	30,861
Other real estate owned	945	512
Bank-owned life insurance	77,627	76,341
Investment in limited partnerships	5,404	5,763
Core deposit intangibles	5,273	5,641
Other intangibles	1,030	1,085
Goodwill	159,408	159,387
Other assets	27,479	27,315

TOTAL ASSETS	$1,807,454	$1,815,818

OMEGA FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30	December 31,
	2007	2006
	(unaudited)	(Note A)
Liabilities and Shareholders’ Equity
Deposits:
Non-interest bearing	$234,332	$232,335
Interest bearing	1,082,752	1,093,428

Total deposits	1,317,084	1,325,763

Short-term borrowings	65,382	65,712
ESOP debt	1,288	1,481
Junior subordinated debentures	55,944	56,193
Long-term debt	27,167	27,877
Other interest bearing liabilities	869	858
Other liabilities	11,977	12,723

TOTAL LIABILITIES	1,479,711	1,490,607

Shareholders’ Equity
Preferred stock, par value $5.00 per share:
Authorized - 5,000,000 shares, none issued
Common stock, par value $5.00 per share:
Authorized - 25,000,000 shares;
Issued -
12,860,658 shares at June 30, 2007;
12,823,471 shares at December 31, 2006
Outstanding -
12,626,042 shares at June 30, 2007;
12,622,802 shares at December 31, 2006	64,319	64,133
Capital surplus	103,973	103,149
Retained earnings	167,391	164,653
Accumulated other comprehensive (loss) income	(86)	313
Unearned compensation related to ESOP debt	(716)	(859)
Cost of common stock in treasury:
234,616 shares at June 30, 2007;
200,669 shares at December 31, 2006	(7,138)	(6,178)

TOTAL SHAREHOLDERS’ EQUITY	327,743	325,211

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,807,454	$1,815,818

OMEGA FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Interest Income:
Interest and fees on loans	$19,900	$20,372	$39,723	$40,209
Interest and dividends on investment securities	3,482	3,077	6,827	6,181
Other interest income	141	241	313	342

TOTAL INTEREST INCOME	23,523	23,690	46,863	46,732
Interest Expense:
Interest on deposits	6,647	6,409	13,099	12,304
Interest on short-term borrowings	676	663	1,399	1,434
Interest on long-term debt and other interest bearing liabilities	1,256	1,248	2,497	2,512

TOTAL INTEREST EXPENSE	8,579	8,320	16,995	16,250

NET INTEREST INCOME	14,944	15,370	29,868	30,482
Provision for loan losses	745	100	1,355	220

INCOME FROM CREDIT ACTIVITIES	14,199	15,270	28,513	30,262
Other Income:
Service fees on deposit accounts	2,654	2,598	5,051	4,952
Service fees on loans	430	443	757	825
Earnings on bank-owned life insurance	646	552	1,286	1,159
Trust fees	1,101	1,025	2,194	2,145
Investment and insurance product sales	701	618	1,552	1,542
(Loss) gain on sale of loans and other assets	(48)	64	30	121
Net (loss) gain on the sale of investment securities	(37)	176	338	238
Other	1,291	1,215	2,659	2,381

TOTAL OTHER INCOME	6,738	6,691	13,867	13,363
Other Expense:
Salaries and employee benefits	6,882	7,308	14,099	14,793
Net occupancy expense	1,096	1,083	2,151	2,188
Equipment expense	1,195	1,143	2,330	2,271
Data processing service	599	673	1,209	1,318
Pennsylvania shares tax	786	728	1,572	1,440
Amortization of intangible assets	212	222	423	443
Other	3,634	3,870	6,668	7,449

TOTAL OTHER EXPENSE	14,404	15,027	28,452	29,902

Income before income taxes and discontinued operations	6,533	6,934	13,928	13,723
Income tax expense	1,570	1,568	3,382	3,051

Income from continuing operations	4,963	5,366	10,546	10,672
Discontinued operations:
Income from discontinued operations, net of tax	—	125	—	162
Loss on disposal of discontinued operations, net of tax	—	(146)	—	(146)

(Loss) income from discontinued operations	—	(21)	—	16

NET INCOME	$4,963	$5,345	$10,546	$10,688

OMEGA FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Net income per common share
Basic	$0.39	$0.43	$0.83	$0.85
Diluted	$0.39	$0.42	$0.83	$0.85
Net income per common share from continuing operations
Basic	$0.39	$0.43	$0.83	$0.85
Diluted	$0.39	$0.43	$0.83	$0.85
Net income (loss) per common share from discontinued operations
Basic	$0.00	$(0.00)	$0.00	$0.00
Diluted	$0.00	$(0.00)	$0.00	$0.00
Weighted average shares and equivalents
Basic	12,624	12,572	12,630	12,579
Diluted	12,641	12,616	12,650	12,624
Dividends declared per share
Common	$0.31	$0.31	$0.62	$0.62

OMEGA FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended
	June 30,
	2007	2006
Cash flows from operating activities:
Net income	$10,546	$10,688
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,696	2,516
Provision for loan losses and off-balance sheet reserve	1,387	232
Gain on sale of investment securities	(338)	(238)
Gain on sale of fixed assets and other property owned	(14)	(81)
Provision for deferred income tax	1,737	1,065
Increase in cash surrender value of bank owned life insurance	(1,286)	(1,160)
Increase in interest receivable and other assets	(354)	(802)
(Decrease) increase in interest payable	(111)	138
(Decrease) increase in taxes payable	(1,264)	150
Amortization of deferred loan fees, net	(165)	(172)
Deferral of net loan fees	75	99
Decrease in accounts payable and accrued expenses	(900)	(1,165)

Total adjustments	1,463	582

Net cash provided by operating activities	12,009	11,270

Cash flows from investing activities:
Investment securities available for sale:
Proceeds from sales	560	18,615
Proceeds from maturities	84,752	30,309
Cash used for purchases	(79,034)	(22,562)
Proceeds from sale of Trading Account	—	435
Net change in interest bearing deposits with other banks	1,520	(1,256)
Decrease in loans and leases	825	18,175
Gross proceeds from sale of loans and leases	1,088	2,312
Return of capital (investment) in limited partnership	(45)	32
Capital expenditures	(830)	(1,150)
Sale of fixed assets and other property owned	268	195
(Increase) in federal funds sold	—	(16,275)

Net cash provided by investing activities	9,104	28,830

Cash flows from financing activities:
Net change in demand deposits, checking with interest and savings	3,731	(19,402)
Net Change in time deposits	(12,659)	18,027
Decrease in short-term borrowings, net	(330)	(29,819)
Issuance of long term debt	5,000	1,500
Principal payment on long term debt	(5,710)	(667)
Net change in other interest bearing liabilities	11	(57)
Dividends paid	(7,836)	(7,830)
Issuance of common stock	1,010	2,145
Acquisition of treasury stock	(960)	(4,194)

Net cash used in financing activities	(17,743)	(40,297)

Net increase (decrease) in cash and cash equivalents	$3,370	$(197)

OMEGA FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended
	June 30,
	2007	2006
Cash and cash equivalents at beginning of period	$56,225	$56,194
Cash and cash equivalents at end of period	59,595	55,997

Net increase (decrease) in cash and cash equivalents	$3,370	$(197)

Supplemental Information

Interest paid	$17,106	$16,121
Income taxes paid	2,884	2,094

Supplemental schedule of noncash investing and financing activities:
Transfers of loans to other real estate owned	$645	$531

OMEGA FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to the Consolidated Financial Statements (unaudited)
THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006
A.	Basis of Presentation

The accompanying Consolidated Financial Statements include Omega Financial Corporation (“Omega”, the “Company” or the “Corporation”), a financial holding company, and the combined results of its wholly owned banking and non-banking subsidiaries. The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete annual financial statements. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2007 are not necessarily indicative of the results that may be experienced for the fiscal year ending December 31, 2007 or any other interim period. The consolidated balance sheet as of December 31, 2006 has been derived from the audited financial statements included in the Company’s 2006 Annual Report on Form 10-K. For further information, refer to the Consolidated Financial Statements and notes there to included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

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

Goodwill and other intangible assets

Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. Other intangible assets represent purchased assets that also lack physical substance, but can be separately distinguished from goodwill because of contractual or other legal rights or because the asset is capable of being sold or exchanged either on its own or in combination with a related contract, asset or liability. It is Omega’s policy that goodwill be tested at least annually for impairment at the reporting unit level. Goodwill impairment is measured by comparing the implied fair value of goodwill to its carrying value.

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

No options have been issued under any of these plans in 2006 and all options previously issued were vested prior to January 1, 2006. Therefore, no compensation expense was recognized in 2006. Omega granted stock awards in the first quarter of 2007; however, all compensation expense related to these awards was reversed in the second quarter because management believes it is now unlikely that performance conditions for these awards will be met in 2007.

The ESPP provides for the grant of options to purchase common stock of Omega to all employees of Omega and its subsidiaries who meet certain service requirements. ESPP options outstanding at June 30, 2007 have a current weighted-average exercise price of $31.15 and a weighted average remaining contractual life of 1.80 years. There were 88,162 options outstanding under the ESPP as of June 30, 2007 and all of these options are exercisable.

The 1986 Plan, the 1996 Plan and the 2006 Plan (collectively, the “SOPs” or the “Plans”) provide for the grant of options to purchase common stock of Omega to officers and key employees of Omega. Awards under the 2006 Plan can also be granted to Omega’s directors. The 2006 Plan also authorizes awards of stock, restricted stock, restricted stock units and other equity awards. No additional grants will be made under the 1986 and 1996 Plans because future grants will be made only under the 2006 Plan. The SOPs’ options outstanding at June 30, 2007 had a weighted average exercise price of $33.14 and a weighted average remaining contractual life of 4.21 years. As of June 30, 2007, there were 405,041 options outstanding under the SOPs and all are exercisable. In 2007, 2,553 restricted stock units were issued under the 2006 Plan.

The 1994 Plan and the 2004 Plan (collectively, the “Director Plans”) provide options to purchase common stock of Omega to the Corporation’s directors. No additional awards will be granted under the Director Plans as future options to directors will be granted under the 2006 Plan. Options outstanding under the Director Plans at June 30, 2007 had a weighted average exercise price of $32.60 and an average remaining contractual life of 4.76 years. As of June 30, 2007, 21,572 of these options were outstanding and exercisable.

A summary of the status of Omega’s stock-based compensation plans as of June 30, 2007 is presented below:

	ESPP		SOP’s
		Weighted-		Weighted-
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding, December 31, 2006	107,284	$31.85	455,887	$32.94
Granted			—
Exercised	(12,269)	26.18	(24,918)	27.64
Forfeited	(6,853)	31.59	(25,928)	34.91

Outstanding, June 30, 2007	88,162	$31.15	405,041	$33.14

Options exercisable at June 30, 2007	88,162		405,041

	Director Plans
		Weighted-
		Average
		Exercise
	Shares	Price
Outstanding, December 31, 2006	23,264	$32.31
Granted	—
Exercised	—
Forfeited	(1,692)	28.67

Outstanding, June 30, 2007	21,572	$32.60

Options exercisable at June 30, 2007	21,572

The following table summarized information about Restricted Stock Unit (RSU) activity for the six months ended June 30, 2007:

Weighted
	Number of	Average
	Restricted	Grant Date
	Stock	Fair Value
	Units	Per Share
Non-vested at December 31, 2006	—	$—
Awarded	2,553	28.59
Vested	—	—
Forfeited	—	—

Non-vested at June 30, 2007	2,553	$28.59

During the second quarter of 2007, management adjusted current year compensation expense to zero related to the non-vested RSU’s granted in 2007 because, based on management’s current expectations, it is not probable that the performance conditions will be met. If the performance conditions are met, total compensation expense related to these RSU’s would be $73,000.

C.	Discontinued Operations

On September 15, 2006, the Corporation completed the sale of Sentry Trust Company, a non-depository trust company. The results of Sentry Trust are presented as discontinued operations on the consolidated statements of income. The following is a summary of the income from discontinued operations for the three and six months ended June 30, 2006 (in thousands):

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2006	2006
Other Income:
Trust fees	$509	$972
Investment and insurance product sales	14	36
Other	—	—

Total other Income	523	1,008
Other expense:
Salaries and employee benefits	170	439
Net occupancy expense	3	8
Equipment expense	10	21
Pennsylvania shares tax	20	41
Amortization of intangible assets	34	74
Other	96	176

Total other expense	333	759

Income from discontinued operations before taxes and disposal	190	249
Income tax expense	65	87

Income from discontinued operations before loss on disposal	125	162

Gain on disposal of discontinued operations	425	425
Income tax expense	571	571

Income (loss) from disposal of discontinued operations	(146)	(146)

Income (loss) from discontinued operations	$(21)	$16

The following is a summary of the cash flows from discontinued operations for the six months ended June 30, 2006 (in thousands):

Six Months Ended
June 30, 2006
Net cash provided by (used in) operating activities	$36
Net cash provided by (used in) investing activities	(342)
Net cash provided by (used in) financing activities	0

Net decrease in cash and cash equivalents of discontinued operations	$(306)

D.	Commitments, Contingent Liabilities and Guarantees

The Corporation has numerous off-balance sheet loan obligations that exist in order to meet the financing needs of its customers. These include commitments to extend credit, unused lines of credit, and standby letters of credit.

Standby letters of credit are instruments issued by the Corporation’s bank subsidiary that guarantee the beneficiary payment by the bank in the event of default by the bank’s customer in the non-performance of an obligation or service. Most standby letters of credit are issued for one-year periods. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The bank holds collateral supporting those commitments for which collateral is deemed necessary. At June 30, 2007, standby letters of credit issued and outstanding amounted to $30.7 million compared to $29.9 million on December 31, 2006. The fair market value of the standby letters of credit at both June 30, 2007 and December 31, 2006 was $0.2 million. The fair market value of standby letters of credit is recorded as a liability in accordance with FIN 45.

At June 30, 2007, the bank had $284.6 million outstanding in loan commitments and other unused lines of credit extended to its customers. Of this amount $206.7 million, or 72.6%, were commercial commitments. The remaining amounts of $77.9 million were commitments to consumers for mortgage and home equity loans and personal lines of credit.

Omega’s Employee Stock Ownership Plan (“ESOP”) incurred debt in 1990 of $5.0 million, which is collateralized by a mortgage on the Corporation’s administrative center and the Corporation’s guarantee. As of June 30, 2007, the balance of the ESOP debt was $1.3 million as compared to $1.5 million at December 31, 2006.

E.	Investment Securities

The following schedule presents the composition of the investment portfolio as of June 30, 2007 and December 31, 2006 (in thousands):

	Securities Classified as Available for Sale
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
June 30, 2007	Cost	Gains	Losses	Value
U.S. Treasury securities and obligations of other U.S. Government agencies and corporations	$189,522	$36	$(1,233)	$188,325
Obligations of state and political subdivisions	4,905	—	(46)	4,859
Corporate and other securities	2,575	7	(19)	2,563
Mortgage-backed securities	82,353	32	(1,200)	81,185
Common Stock	6,087	2,282	(11)	8,358

Total	$285,442	$2,357	$(2,509)	$285,290

	Securities Classified as Available for Sale
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
December 31, 2006	Cost	Gains	Losses	Value
U.S. Treasury securities and obligations of other U.S. Government agencies and corporations	$188,205	$102	$(1,327)	$186,980
Obligations of state and political subdivisions	4,540	2	(46)	4,496
Corporate and other securities	3,257	7	(25)	3,239
Mortgage-backed securities	90,377	111	(1,129)	89,359
Common Stock	4,947	2,805	(19)	7,733

Total	$291,326	$3,027	$(2,546)	$291,807

The following table shows gross unrealized losses and fair value, aggregated by category and length of time that individual investment securities have been in a continuous unrealized loss position, at June 30, 2007 and December 31, 2006 (in thousands):

	Less Than 12 Months		12 Months or Longer
	Fair	Unrealized	Fair	Unrealized
June 30, 2007	Value	Losses	Value	Losses
U.S. Treasury securities and obligations of other U.S. Government agencies and corporations	$105,931	$(653)	$67,229	$(580)
Obligations of state and political subdivisions	3,882	(28)	977	(18)
Corporate and other securities	549	(2)	1,393	(17)
Mortgage-backed securities	26,373	(140)	51,047	(1,060)

Debt securities	136,735	(823)	120,646	(1,675)

Common stock	207	(7)	20	(4)

Total temporarily impaired securities	$136,942	$(830)	$120,666	$(1,679)

	Less Than 12 Months		12 Months or Longer
	Fair	Unrealized	Fair	Unrealized
December 31, 2006	Value	Losses	Value	Losses
U.S. Treasury securities and obligations of other U.S. Government agencies and corporations	$25,512	$(96)	$136,818	$(1,231)
Obligations of state and political subdivisions	1,178	(17)	1,316	(29)
Corporate and other securities	102	(2)	1,586	(23)
Mortgage-backed securities	17,283	(42)	56,078	(1,087)

Debt securities	44,075	(157)	195,798	(2,370)

Common stock	144	(19)	—	—

Total temporarily impaired securities	$44,219	$(176)	$195,798	$(2,370)

The unrealized losses at June 30, 2007 are considered to be temporary, as the majority of the investments are debt securities whose decline in value is due primarily to interest rate fluctuations. As a result, management believes the payment of contractual cash flows, including principal repayment, is not at risk. Management has the intent and ability to hold these investments until market recovery or maturity. Debt securities with unrealized losses for a period of less than 12 months include 33 investments in U.S. Government agency debt securities, 12 investments in mortgage-backed securities, 4 investments in corporate securities and 5 investments in obligations of state and municipal subdivisions. Debt securities with unrealized losses for a period of 12 months or longer include 28 investments in U.S. Government agency debt securities, 9 investments in corporate securities, 4 investments in obligations of state and municipal subdivisions and 35 investments in mortgage-backed securities. Debt securities included in the above table have maturity or pre-refund dates ranging from July 2007 to September 2022. The unrealized loss position for each individual security ranges from .01% to 4.36% of the securities’ amortized cost as of June 30, 2007. The Corporation has no debt securities in it’s investment portfolio which provide exposure to the sub-prime mortgage market.

Common stock with unrealized losses for a period of less than 12 months includes 2 investments. Unrealized losses on common stock for a period over 12 months reflect one investment, which has been at an unrealized loss for 15 months. At this time, management believes the impairment of this investment is temporary.

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

At June 30, 2007, $1.8 million of the total allowance for loan losses of $12.8 million was specifically allocated to one large commercial borrower who emerged from bankruptcy reorganization in May 2007. This represents a decrease of $3.5 million in the amount allocated to this lending relationship, from $5.3 million at December 31, 2006. As part of the bankruptcy reorganization, $4.4 million in loans to this borrower were charged off, resulting in $14.2 million in outstanding loans for this borrower as of June 30, 2007. Omega has estimated and provided for probable losses related to this credit, however, evaluations of this credit are ongoing. Further developments and the resultant analysis may cause Omega’s allocation to change in the future, and actual losses resulting from this credit may differ significantly from current estimates.

Based on the results of our analysis of the allowance for loan losses at June 30, 2007, management believes that the allowance is adequate to provide for probable losses inherent in the portfolio.

G.	Long-term Debt

The following schedule shows the composition of long-term debt (in thousands):

	June 30,	December 31,
	2007	2006
Notes payable to Federal Home Loan Bank, with fixed rates between 3.875% and 6.800%	$27,167	$27,877

Total Long Term Debt	$27,167	$27,877

ESOP Debt Guarantee	$1,288	$1,481

H.	Junior Subordinated Debt and Trust Preferred Securities

The following schedule shows the composition of junior subordinated debt and trust preferred securities (in thousands):

	As of June 30, 2007
	Capital Trust I	Sun Trust I
Trust preferred securities	$36,000	$16,500
Common securities	1,114	511
Junior subordinated debt	37,114	18,830
Stated maturity date	10/18/2034	2/22/2031
Optional redemption date	10/18/2009	Annually
		beginning
		2/22/2011
		At various
		redemption prices

Rate	5.98% until	8.64%
	October 2009,
	then LIBOR
	plus 219
	basis points
I.	Comprehensive Income

Components of other comprehensive income consist of the following (in thousands):

	Three Months June 30, 2007			Three Months June 30, 2006
	Before	Tax Expense		Before	Tax Expense
	Tax	or	Net-of-Tax	Tax	or	Net-of-Tax
	Amount	(Benefit)	Amount	Amount	(Benefit)	Amount
Net income from continuing operations	$6,533	$1,570	$4,963	$6,934	$1,568	$5,366
Net income (loss) from discontinued operations	—	—	—	615	636	(21)

Net income	6,533	1,570	4,963	7,549	2,204	5,345
Other comprehensive income:
Unrealized gains (losses) on available for sale securities :

Unrealized holding gains (losses) arising during the period	(889)	(311)	(578)	(524)	(183)	(341)
Less reclassification adjustment for gain (loss) included in net income	37	13	24	(176)	(62)	(114)

Other comprehensive income (loss)	(852)	(298)	(554)	(700)	(245)	(455)

Total comprehensive income	$5,681	$1,272	$4,409	$6,849	$1,959	$4,890

	Six Months June 30, 2007			Six Months June 30, 2006
	Before	Tax Expense		Before	Tax Expense
	Tax	or	Net-of-Tax	Tax	or	Net-of-Tax
	Amount	(Benefit)	Amount	Amount	(Benefit)	Amount
Net income from continuing operations	$13,928	$3,382	$10,546	$13,723	$3,051	$10,672
Net income from discontinued operations	—	—	—	674	658	16

Net income	13,928	3,382	10,546	14,397	3,709	10,688
Other comprehensive income:

Unrealized gains (losses) on available for sale securities :
Unrealized holding losses arising during the period	(296)	(104)	(192)	(1,005)	(352)	(653)
Less reclassification for (gains) included in net income	(338)	(118)	(220)	(238)	(83)	(155)

Other comprehensive income (loss)	(634)	(222)	(412)	(1,243)	(435)	(808)

Total comprehensive income	$13,294	$3,160	$10,134	$13,154	$3,274	$9,880

J.	Earnings Per Share

Basic earnings per share are computed by dividing income available to common stockholders by the weighted average number of shares outstanding for the period. On a diluted basis, shares outstanding are adjusted to assume the conversion of all potentially dilutive securities into common stock (in thousands, except per share amounts.)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Numerator
Income from continuing operations	$4,963	$5,366	$10,546	$10,672
Income (loss) from discontinued operations	—	(21)	—	16

Net income	$4,963	$5,345	$10,546	$10,688

Denominator
Basic weighted-average shares outstanding	12,624	12,572	12,631	12,579
Dilutive potential shares from stock-basked compensation	13	40	15	41
Potential shares required for contract settlement	4	4	4	4

Dilutive weighted-average shares outstanding	12,641	12,616	12,650	12,624

Earnings per share — Basic
Income from continuing operations	$0.39	$0.43	$0.83	$0.85
Income (loss) from discontinued operations	—	—	—	—

Net income	$0.39	$0.43	$0.83	$0.85

Earnings per share — Diluted
Income from continuing operations	$0.39	$0.43	$0.83	$0.85
Income (loss) from discontinued operations	—	—	—	—

Net income (1)	$0.39	$0.42	$0.83	$0.85

(1)	Total may not sum due to rounding.

K.	Goodwill and Other Intangible Assets

The recorded goodwill balance at June 30, 2007 was $159.4 million. A summary of intangible assets at June 30, 2007 and December 31, 2006 follows (in thousands):

	June 30,	December 31,
	2007	2006

Core deposit intangible:
Gross carrying amount	$7,480	$7,480
Less: accumulated amortization	2,207	1,839

Net carrying amount	5,273	5,641

Customer relationship intangibles:
Gross carrying amount	1,200	1,200
Less: accumulated amortization	300	245

Net carrying amount	900	955

Total finite-lived intangibles:
Gross carrying amount	8,680	8,680
Less: accumulated amortization	2,507	2,084

Net carrying amount	6,173	6,596

Trade name intangible with infinite life:
Gross carrying amount	$130	$130
L.	New Accounting Pronouncements

In June 2006, the Emerging Issues Task Force (“EITF”) released Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements” (“EITF 06-4”). This EITF consensus opinion was ratified by the FASB on September 20, 2006. EITF 06-4 requires employers who have entered into a split-dollar life insurance arrangement with an employee that extends to post-retirement periods, to recognize a liability and related compensation costs in accordance with SFAS No. 106, “Accounting for Post Retirement Benefit Obligations” or Accounting Principles Board Opinion No. 12, “Omnibus Opinion.” The effective date of EITF No. 06-4 is for fiscal years beginning after December 15, 2007, and the opinion may be adopted through either a cumulative effect adjustment to retained earnings at the beginning of the year of adoption, or through retrospective application to prior periods. The Corporation does not expect the adoption of this statement to have a material impact on its consolidated financial condition, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157” or the “Statement”). The Statement was issued to define fair value, establish a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and to expand fair value disclosure requirements. Prior to issuance of this Statement, different definitions of fair value existed within GAAP and there was limited guidance available on applying existing fair value definitions. The statement does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Management has not yet completed the analysis to determine the impact of adoption on the Company’s financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which permits entities to choose to measure eligible financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company will consider adopting this pronouncement in the first quarter of 2008 and is currently evaluating the impact of this pronouncement on its consolidated financial condition, results of operations, and cash flows.

M.	Implementation of FIN 48

The Company adopted the provisions of FIN 48 “Accounting for Uncertainty in Income Taxes” an interpretation of FASB Statement No. 109, as of January 1, 2007. As a result of implementing FIN 48, the Company completed a comprehensive review of its portfolio of uncertain tax positions in accordance with recognition standards established by FIN 48. In this regard, an uncertain tax position represents the Company’s expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes. As a result of this review, the Company adjusted the estimated value of its uncertain tax positions by recognizing additional liabilities totaling $0.03 million through a charge to retained earnings, and increased the carrying value of uncertain tax positions resulting from prior acquisitions by $0.02 million through an increase of goodwill. Upon the adoption of FIN 48, the estimated value of the Company’s uncertain tax positions is a liability of $0.37 million resulting from unrecognized net tax benefits. The liability for uncertain tax positions is carried in other liabilities in the consolidated condensed statement of financial position as of June 30, 2007. If the Company’s positions are sustained by the taxing authority in favor of the Company, approximately $0.33 million would be treated as a reduction of goodwill, and the balance of $0.04 million would reduce the Company’s effective tax rate. The Company does not expect material changes to the estimated amount of liability associated with its uncertain tax positions through January 1, 2008.

The Company recognizes accrued interest and penalties related to uncertain tax positions in other expenses on its consolidated statements of income. As of January 1, 2007, the Company did not accrue any penalties and had accrued approximately $0.04 million for the payment of tax-related interest.

The Company files federal income tax returns and various state income tax returns. The Company is no longer subject to examination by U.S. Federal taxing authorities for years before 2002 and for all state income taxes through 2000. For the six months ended June 30, 2007, there were no material changes to the liability for uncertain tax positions other than to accrue an additional $0.01 million for interest expense.

In May 2007, the FASB issued FASB Staff Position (“FSP”) FIN 48-1 “Definition of Settlement in FASB Interpretation No. 48” (FSP FIN 48-1). FSP FIN 48-1 provides guidance on how to determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. FSP FIN 48-1 is effective retroactively to January 1, 2007. Adoption of this standard did not have a material impact on our consolidated financial position or results of operations.

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
Omega’s accounting policy for goodwill and other intangibles also places significant reliance on the use of estimates. Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. Other intangible assets represent purchased assets that lack physical substance but that can be separately distinguished from goodwill because of contractual or other legal rights, or because the asset is capable of being sold or exchanged either on its own or in combination with a related contract, asset or liability. It is Omega’s policy that goodwill be tested at least annually for impairment. Management’s current analysis indicates that a 32% decline in the fair value of the Corporation would result in the recorded goodwill being impaired and would require management to measure the amount of the impairment charge. Management estimates the fair value of the Corporation using the current market capitalization of the Corporation, adjusted for a take-out premium, which management estimates by observing prices of recently completed transactions in the market for comparable financial institutions.
Intangible assets with finite lives include core deposits and customer relationships. Intangible assets are subject to impairment testing whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Core deposit and customer relationship intangibles are amortized over a period of time that represents their expected life using a method of amortization that reflects the pattern of economic benefit. Management estimates that consecutive annual declines of more than 10% of the acquired customer base subsequent to June 30, 2007 could result in an impairment of the core deposit
Intangible and affect Omega’s operating results in future years.

1. Operations Overview
A. Three Months Ended June 30, 2007 and 2006
Income from continuing operations before income taxes for the second quarter of 2007 decreased $0.4 million, or 7.5%, when compared to the same period in 2006. This is primarily attributable to a decrease in income from credit activities of $1.1 million, from $15.3 million in the second quarter of 2006 to $14.2 million in the second quarter of 2007. Other income was consistent for the two quarters. Other expense decreased by $0.6 million, or 4.1% when comparing the second quarter of 2007 to the same period in 2006, due to reduced salaries and benefits from the sale of three branch offices in the fourth quarter of 2006 and workforce re-alignments completed in the second half of 2006.
The effective tax rate for the second quarter of 2007 was 24.0%, as compared to 22.6% in the second quarter of 2006. This increase is due to less non-taxable income generated by the investment portfolio, due to the reduced holdings of tax-exempt securities. Income from continuing operations, net of taxes decreased $0.4 million, or 7.5%.
Net income for the second quarter of 2007 was $5.0 million, or 7.2%, lower than the amount reported in the second quarter of 2006.
B. Six Months Ended June 30, 2007 and 2006
Net income for the six months ended June 30, 2007 was $10.5 million, a 1.3% decrease, compared to the same period of 2006. The decreased earnings are attributable to a decrease in income from credit activities. The decrease in income from credit activities for 2007 compared to 2006 was due primarily to an increase in our provision for loan losses. During the six months ended June 30, 2007, the Corporation recorded specific loss provisions of approximately $1.0 million for two specific loans. One group, a commercial trucking borrower, resulted in a $0.6 million loan loss provision. The second group, two restaurant franchises, resulted in a $0.4 million provision. Other income increased to $13.9 million for 2007 compared to $13.4 million for 2006 primarily due to higher investment securities gains as well as increases in safe deposit rentals, debit card fees, and miscellaneous income. Other expense declined to $28.5 million for 2007 from $29.9 million for 2006 primarily due to lower employee costs (due to the branch sales in the fourth quarter of 2006 and workforce re-alignments) as well as reduced regulatory examination fees and professional fees.
The six months ended June 30, 2007, income from continuing operations before income taxes and discontinued operations increased by $0.2 million over the same period for 2006 due to the reasons cited above. The effective income tax rate on continuing operations increased to 24.3% in 2007, versus 21.1% for the year ended December 31, 2006.
The following are selected key ratios for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Return on average assets*	1.10%	1.12%	1.17%	1.12%
Return on average tangible assets*	1.21	1.23	1.29	1.23
Return on average stated equity*	6.01	6.64	6.39	6.65
Return on average tangible equity*	12.07	14.06	12.87	14.09
Dividend payout ratio	78.84	72.78	74.21	72.80

Average equity to average assets (stated)	18.34	16.86	18.31	16.81
Average equity to average assets (tangible)	10.06	8.74	10.02	8.70

*	annualized

Net Interest Income
Net interest income, the difference between interest earned on interest-earning assets and the interest expense incurred on interest-bearing liabilities is the largest source of operating revenue to the Corporation. For discussion purposes, net interest margin (%) is adjusted to a fully taxable equivalent basis to facilitate performance comparison between taxable and tax-exempt assets by increasing tax-exempt income by an amount equal to the federal income taxes that would have been paid if this income had been taxable at the applicable statutory rate.
A. Three Months Ended June 30, 2007 and 2006
Net interest income for the second quarter of 2007 was $14.9 million, a decrease of $0.4 million, or 2.8%, from $15.3 million in the second quarter of 2006. Net interest income for the second quarter of 2006 included net interest earnings from the three branches sold during the fourth quarter of 2006 of approximately $0.5 million. Despite the decline in the level of net interest income, the net interest margin on a fully taxable equivalent basis increased to 4.19% for the second quarter of 2007 when compared to 4.09% for the second quarter of 2006.
Average interest earning assets decreased by $93.1 million, or 6.0%, during the second quarter 2007 compared to the same period of 2006, partially due to the sale of three branch locations in the fourth quarter of 2006. The decreased level of interest earning assets in the second quarter 2007 reduced our interest income by $1.1 million. However, this decrease was offset by a $1.0 million increase in interest income due to the higher level of interest rates in the second quarter of 2007 versus the second quarter of 2006. The yield on average earning assets was 35 basis points higher in the second quarter of 2007 compared to the same period of 2006.
Our cost of funds increased by 21 basis points in the second quarter of 2007 when compared to the second quarter of 2006, resulting in an increase in interest expense of $0.3 million in the second quarter of 2007 versus the second quarter of 2006. Interest expense increased $0.9 million due to the higher level of interest rates in the second quarter of 2007 versus the second quarter of 2006; however, this was offset by interest savings of $0.6 million due to a decrease in the average interest bearing liabilities.
B. Six Months Ended June 30, 2007 and 2006
Net interest income for the six months ended June 30, 2007 was $29.9 million, a decrease of $0.6 million, or 2.0%, compared to net interest income of $30.5 million in the same period in 2006. The taxable equivalent net interest margin, at 4.19% for the first six months of 2007, was 15 basis points higher than the first six months of 2006. Average earning assets decreased $97.4 million, or 6.2%, in the first six months of 2007 compared to the first six months of 2006, resulting in a $2.3 million decrease in interest income. This decrease was more than offset by an increase of $2.4 million due to rate changes. Yields on average earning assets in the first six months of 2007 increased by 42 basis points when compared to the first half of 2006, while the cost of funds increased by 24 basis points. The increased cost of funding sources resulted in additional interest expense of $2.0 million, but was partially offset by a decrease in interest expense of $1.2 million due to a decrease in the average balance of interest-bearing liabilities.
The following are key net interest margin ratios (annualized):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Yield on average earning assets	6.45%	6.10%	6.43%	6.01%
Cost to fund earning assets	2.35	2.14	2.34	2.10
Net interest margin	4.10	3.96	4.09	3.91
Net interest margin — tax equivalent	4.19	4.09	4.19	4.04

Effects of Interest Rate Changes on Net Interest Income
At June 30, 2007, Omega had $610.6 million of earning assets scheduled to reprice over the next twelve months as compared to $713.9 million in interest-sensitive liabilities, resulting in a negative gap of $103.3 million, or 5.7% of assets. In order to predict net interest income at risk over the next twelve months based on hypothetical rate movements, a rate shock simulation analysis was performed on the balance sheet, assuming that interest rates would increase and decrease by 100 and 200 basis points. These simulations assume no volume or mix changes in the balance sheet. As the table below indicates, Omega is exposed to a possible loss of income over the next twelve months if interest rates fall. There have been no material changes in the potential amount of interest rate risk since December 31, 2006. For example, net interest income at risk for an immediate 100 basis point decrease in rates was $0.6 million, or 1.0%, of net interest income, as of June 30, 2007 compared to $1.0 million, or 1.6%, of net interest income at risk on December 31, 2006. Conversely, the results suggest that an immediate 100 basis point increase in interest rates would increase net interest income by approximately $0.6 million, or 0.9%, over a 12-month period at both June 30, 2007 and December 31, 2006. There is no guarantee however, that the changes in net interest income shown in this table will occur as predicted as a result of changes in interest rates.

June 30, 2007			December 31, 2006
Change in	Change in Net		Change in	Change in Net
Interest Rates	Interest	Percent	Interest Rates	Interest	Percent
(Basis points)	Income $	Change	(Basis points)	Income $	Change
200	1,219	1.9%	200	2,133	3.6%
100	608	0.9%	100	1,068	1.8%
0	0	0	0	0	0
(100)	(622)	(1.0)%	(100)	(1,023)	(1.7)%
(200)	(1,292)	(2.0)%	(200)	(2,162)	(3.6)%
Provision for Loan Losses
The provision for loan losses for a given period of time reflects changes in the credit quality of the loan portfolio, including activity in non-performing loans in each quarter as compared to the previous quarter. Additionally, the provision is directly related to management’s quarterly analysis of the overall adequacy of the allowance for loan losses.
During the first six months of 2007, the Corporation recorded a provision for loan losses of $1.4 million (consisting of $0.6 and $0.8 million in the first and second quarters, respectively). During the same period of 2006, a provision for loan losses of $0.2 million was recorded, consisting of $0.1 million in each of the first and second quarters. Several factors impacted the provision for loan losses in the first half of 2007, causing the $1.2 million increase when compared to the first half of 2006. These factors include:
•	A specific provision of $0.9 million for loans to a large commercial borrower going through the bankruptcy reorganization process (recorded in the first quarter)

•	A specific provision of $0.4 million for $2.9 million in commercial loans related to two restaurant franchises (recorded in the second quarter)

•	Charge-offs of approximately $1.0 million for three commercial loans previously reserved for (charged-off in the second quarter)

•	A $4.4 million charge-off as a result of the bankruptcy reorganization process for the large commercial borrower discussed earlier

Other Income and Expense
A. Three months ended June 30, 2007 and 2006
Other Income
Total other income in the second quarter of 2007 was consistent compared to the same period of 2006. The three branch locations sold during the fourth quarter of 2006 had contributed approximately $0.6 million in non-interest income during the second quarter of 2006. However, this was replaced in the second quarter of 2007 by higher levels of earnings from service fees on deposits, bank-owned life insurance, trust fees, and insurance commissions.
As a percentage of average assets, annualized other income (net of gains on sales of securities, loans and other assets) was 1.49% for the second quarter of 2007, compared to 1.40% for the second quarter of 2006.
Other Expense
Total other expenses decreased by $0.6 million, or 4.1%, in the second quarter of 2007 when compared to the second quarter of 2006. Lower salaries and employee benefits expenses resulting from the sale of the branch locations and the effects of the minor workforce reductions that occurred in the fourth quarter of 2006 were the primary contributing factors to the decrease in other expense. The effects of the branches sold reduced non-interest expense by approximately $0.2 million in the second quarter of 2007 compared to the same period of 2006. Additionally, the Corporation began to realize the benefits of contract savings negotiated late in the fourth quarter of 2006 for various purchased services such as information systems services, courier services and professional fees, such as examination fees (which decreased due to the change by our subsidiary, Omega Bank, from a national bank charter to a state bank charter in June 2006).
The Corporation’s efficiency ratio improved from 67.3% for the second quarter of 2006 to 65.2% for the second quarter of 2007. As a percentage of average assets, annualized other expenses were 3.20% and 3.15% for the quarters ended June 30, 2007 and 2006, respectively.
B. Six months ended June 30, 2007 and 2006
Other Income
Total other income from continuing operations increased $0.5 million, or 3.8%, in the first six months of 2007 as compared to the same period in 2006, driven primarily by increases in service fee income on deposit accounts and higher bank owned life insurance earnings. Other non-interest income from continuing operations increased by $0.3 million, or 11.7%, due primarily to increased ATM and debit card usage versus the same time period in 2006.
As a percentage of average assets, annualized other income from continuing operations net of gains on securities, loans and other assets was 1.54% for the first six months of 2007 and 1.40% for the same period in 2006.
Other Expense
Total other expenses from continuing operations decreased $1.4 million, or 4.8%, in the first six months of 2007 as compared to the same period in 2006. Salaries and employee benefits from continuing operations decreased $0.7 million, or 4.7%, in the first six months of 2007 as compared to the same period in 2006, due to the sale of three branch locations finalized in the fourth quarter of 2006 and the reductions in workforce during the second half of 2006. Pennsylvania shares tax expense related to continuing operations increased $0.1 million, or 9.2%. Other non-interest expense from continuing operations decreased by $0.8 million, or 10.5%, primarily due to decreases in correspondent bank fees, professional fees and other savings on contracted services.
As a percentage of average assets, annualized expenses from continuing operations for the year-to-date through June 30, 2007 were 3.16% and were 3.13% for the same period in 2006.

Income Taxes
Six months ended June 30, 2007 and year ended December 31, 2006
Our effective tax rate for the six months ended June 30, 2007 increased to 24.3% from 23.9% for the year ended December 31, 2006. This increase is primarily attributable to a decrease in the amount of tax-exempt investment income, as a result of repositioning our investment portfolio and selling all of our tax-exempt municipal securities during the fourth quarter of 2006. The effective tax rate remains lower than the federal statutory rate due to the generation of income tax credits from our investments in low-income housing partnerships and the earnings on our investments in bank owned life insurance policies, which are non-taxable.
2. Consolidated Balance Sheet Review
Overview
Total assets at June 30, 2007 decreased by $8.4 million, a 0.5% decrease, since December 31, 2006. A variety of factors resulted in this decrease, including:
•	a $6.4 million decline in the investment portfolio, due to scheduled maturities of investment securities;

•	a decrease in our loan portfolio of $3.8 million; and

•	a $8.7 million decline in deposits, due to rate sensitive consumers withdrawing funds to move into other investment options in response to the increasing interest rate environment.
A. Investment and Other Securities
Management of the investment portfolio entails evaluation and realignment of the size and composition of the portfolio in order to accomplish various corporate objectives, including ensuring high asset quality, satisfying liquidity needs, achievement of desired yields and maturities, and tax planning.
Investment securities available for sale decreased by approximately $6.5 million, due primarily to scheduled maturities in the investment portfolio. A majority of the proceeds of the maturing investments were used to fund the decline in deposits.
Total investment securities as a percentage of total assets at June 30, 2007 and December 31, 2006 were 16.6% and 16.8%, respectively. Amortized cost of securities maturing or re-pricing in one year or less comprised 35% of the total amortized cost of investment securities as of June 30, 2007, as compared to 43% of total investment securities as of December 31, 2006. There was $0.1 million in investments in instruments of foreign countries on June 30, 2007 and December 31, 2006.
Trading securities consist of assets held in Rabbi Trusts, including mutual funds and cash equivalents.
Other investments primarily include Federal Reserve Bank and Federal Home Loan Bank stock.
B. Loans
Net loans, including loans held for sale, decreased by $3.8 million in the six month period ended June 30, 2007, or 0.3%, when compared to net loans at December 31, 2006, reducing the total loan portfolio, net of the allowance for loan losses, to $1.1 billion at June 30, 2007. This slight decrease in loans is due to scheduled loan maturities, the payoff of some non-performing loans and reduced new loan originations in some loan types in comparison to the prior year. Decreases in commercial, financial and agricultural loans were offset in part by increases in real estate based commercial loans for a net decrease of $6.9 million. Mortgage loans declined by $11.8 million, as a result of scheduled repayments, some prepayments, and limited new mortgage loan originations being held for portfolio purposes. Omega Financial Mortgage Solutions, LLC, (“OFMS”) our joint venture with American Home Bank, became fully operational in the first quarter of 2007. This joint venture provides the bank with the ability to offer more secondary mortgage products to prospective borrowers in our market areas. The Corporation has no direct exposure to the sub-prime lending markets in either it’s loan portfolio or through OFMS.

The following table shows the composition of the loan portfolio (in thousands) at June 30, 2007 in comparison to our most recent year-end, December 31, 2006 (in thousands):

	June 30,	December 31,
	2007	2006
Commercial, financial and agricultural	$234,270	$250,906
Real estate — commercial	441,790	432,062
Real estate — construction	25,548	21,562
Real estate — mortgage	206,287	218,104
Home equity	170,839	164,800
Personal	42,182	45,602
Lease financing	27,624	23,143
Unearned interest	(4,511)	(3,787)

Total loans	$1,144,029	$1,152,392

Nonaccrual loans	$20,717	$21,001

C. The Allowance for Loan Losses
The Allowance for Loan Losses (the “allowance”) is maintained to absorb losses from lending activities. The allowance is based upon management’s continuing analysis and evaluation of the quality of the loan portfolio, assessment of current economic conditions, diversification and size of the portfolio, adequacy of collateral, historical and anticipated loss experience, and the amount of non-performing loans.
The allowance is based on estimates, and actual losses will likely vary from the estimates. The allowance is reviewed by management on a quarterly basis. As a result of this review, positive or negative adjustments to allowance may be required, resulting in a corresponding increase or decrease in the provision for loan losses. The methodology used by management to determine the adequacy of the allowance for loan losses is consistent with that utilized in prior years.
Changes in the allowance for loan losses for the six months ended June 30, 2007 and 2006 were as follows (in thousands):

	June 30,
	2007	2006
Balance of allowance — beginning of period	$17,344	$15,482
Transfer to off balance sheet credit exposure	(184)
Loans charged off:
Commercial, financial and agricultural	4,637	307
Real estate — commercial	915	—
Real estate — mortgage	97	25
Personal and lease financing loans	139	110

Total charge-offs	5,788	442

Recoveries of loans previously charged off:
Commercial, financial and agricultural	4	14
Real estate — commercial	—	—
Real estate — mortgage	40	—
Personal and lease financing loans	60	36

Total recoveries	104	50

Net charge-offs	5,684	392
Provision for loan losses	1,355	120

Balance of allowance — end of period	$12,831	$15,210

In the second quarter of 2007, $184,000 of the allowance for loan losses was reclassified to other liabilities to properly classify the allowance for credit losses associated with ACH and merchant card transactions. Changes in the allowance for credit losses associated with these off-balance sheet items are recorded in other expense.
Omega has certain loans in its portfolio that are considered to be impaired. It is the policy of the Corporation to recognize income on impaired loans on a cash basis, only to the extent that it exceeds principal balance recovery.
Following is a summary of impaired loan data as of the date of each balance sheet presented (in thousands):

	June 30, 2007	December 31, 2006
Impaired loans:
Recorded investment at period end	$20,207	$20,272
Impaired loan balance for which there is a related allowance	19,678	20,272
Amount of allowance for impaired loans	2,731	6,678
Impaired loan balance for which there is no related allowance	529	—

Average recorded investment	20,293	21,867

Interest income recognized (on a cash basis)	$217	$1,189
In the table above, $14.2 million of the amount indicated for recorded investment at period end as well as the impaired loan balance for which there is a related allowance, relates to one large commercial borrower who recently emerged from bankruptcy protection. Of the $2.7 million of allowance for impaired loans as of June 30, 2007, $1.8 million was allocated to this borrower. The total amount of allowance for impaired loans as of December 31, 2006 was $6.7 million, of which $5.3 million was allocated to this borrower.
Interest income recognized in the table above relates to the six months ended June 30, 2007 and twelve months ended December 31, 2006.
Set forth below is an analysis of Omega’s non-performing loans as of June 30, 2007 as compared to December 31, 2006.

	Non-performing Loans
	(Dollars in thousands)
	June 30	December 31
	2007	2006
Non-accrual loans	$20,717	$21,001
Accruing loans past due 90 days or more	1,999	2,327

Total non-performing loans	$22,716	$23,328

Non-performing loans as percent of allowance	177.0%	134.5%
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

The balance of the allowance has decreased since December 31, 2006 by approximately $4.5 million. The reasons for the decrease in the allowance are as follows:
•	A provision for loan losses in the amount of $1.4 million was recorded (see discussion on provision for loan losses)

•	Loan charge-offs of $5.8 million were recorded during the first half of 2007, offset by recoveries of $0.1 million;

•	Of the $5.8 million in charge-offs, $4.4 million was related to loans to one large commercial borrower, as a result of the bankruptcy reorganization process. These loans were appropriately considered in previous periods when establishing the allowance for loan loss;

•	Additionally, charge-offs of approximately $1.0 million were recorded related to three commercial borrowers previously provided for in the allowance; and

•	The amount of total non-performing loans has decreased to $22.7 million at June 30, 2007 compared to $23.3 million at December 31, 2006.
The allowance for loan losses at June 30, 2007 and December 31, 2006 represented 1.12% and 1.51%, respectively, of the total loans outstanding, net of unearned interest.
At June 30, 2007, $1.8 million of the $12.8 allowance for loan losses has been allocated specifically to the large commercial borrower discussed previously. This represents a net decrease of $3.5 million from the amount allocated to this borrower as of December 31, 2006 due to loans charged-off in the bankruptcy reorganization. Further developments and analysis of this borrower’s creditworthiness may cause our allocation to change in the future, and actual losses resulting from this credit facility may differ significantly from current estimates. The total outstanding loan balances to this borrower are included in total non-performing loans at June 30, 2007 and at December 31, 2006 ($14.2 million and $16.8 million, respectively).
Based on the results of our analysis of the allowance for loan losses at June 30, 2007, management believes that the allowance is adequate to provide for probable losses inherent in the portfolio.
C. Deposits and Other Sources of Funds
Deposits provide the primary source of funding for loans and investment securities. As of June 30, 2007, total deposits decreased by $8.7 million, or 0.7% as compared to December 31, 2006. The decrease in deposits since year-end 2006 has primarily been due to the competitive rate environment for time deposits. Rate-sensitive consumers continue to take advantage of the aggressive pricing offered by our local competing institutions, resulting in a decrease in our time deposits of $12.4 million or 2.3% since December 31, 2006. Deposit balances related to savings, money market accounts and other interest bearing checking accounts increased by $1.7 million, or 0.3%, since December 31, 2006 while non-interest bearing demand deposits increased by $2.0 million or 0.9%.
The following table shows the composition of deposits (in thousands):

	June 30, 2007		December 31, 2006
Non-interest bearing demand deposits	$234,333	17.8%	$232,334	17.5%
Interest bearing demand deposits	301,207	22.9	299,919	22.6
Savings and money market	250,008	19.0	249,563	18.8
Time deposits less than $100,000	445,287	33.8	450,882	34.0
Time deposits greater than $100,000	86,250	6.5	93,065	7.0

Total Deposits	$1,317,084	100.000%	$1,325,763	100.000%

Borrowed funds are used as an additional source of funding for loans and investment securities. As of June 30, 2007, Omega had short-term borrowings (maturities within one year) in the amount of $65.4 million as compared to $65.7 million at December 31, 2006, representing a decrease of $0.3 million or 0.5%.
The balance of junior subordinated debt was $55.9 million and $56.2 million at June 30, 2007 and December 31, 2006, respectively.

D. Liquidity and Capital Resources
Omega derives liquidity through an increase in customer deposits, maturities in the investment portfolio, loan repayments and income from earning assets. When deposits are not adequate to fund customer loan demand, liquidity needs can be met in the short-term fund market through arrangements with Omega’s correspondent banks or through the purchase of brokered certificates of deposit. Omega Bank is also a member of the Federal Home Loan Bank of Pittsburgh, which provides another source of liquidity. The Company may from time to time access capital markets and/or borrow funds from private investors to meet liquidity needs. Omega actively manages its liquidity position through the Asset and Liability Management Committee. Monthly reviews by management and quarterly reviews by the committee under prescribed policies and procedures are designed to ensure that we will maintain adequate levels of available funds.
Management believes that the Company has adequate liquidity available to respond to current and anticipated demands and is unaware of any trends or demands, commitments, events or uncertainties that will materially affect the ability to maintain liquidity at satisfactory levels for the next twelve months.
The Corporation paid a cash dividend of $.31 per share on January 1, April 1, and July 1, 2007.
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
At June 30, 2007, Omega and Omega Bank, its banking subsidiary, each met the regulatory definition of a “well capitalized” financial institution, i.e., a leverage ratio exceeding 5%, Tier 1 capital exceeding 6% and total capital exceeding 10%.
4. Share Repurchase Program
On January 23, 2006, the Board of Directors of Omega approved a share repurchase program authorizing the purchase of up to 10% of Omega’s outstanding common stock in the open market. At that time there were 12,604,477 shares of common stock outstanding with 1,260,447 shares eligible to be repurchased. The program will remain in effect until the 10% limit is reached; however, the Board of Directors may discontinue it at any time. During the second quarter of 2007, 23,947 shares of stock were repurchased at an average cost of $28.03 per share. As of June 30, 2007, 167,547 shares were repurchased in conjunction with this program, at an average cost of $30.72 per share.
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
Item 4. Controls and Procedures
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
The Company’s management, with the participation of its chief executive officer and chief financial officer, conducted an evaluation, as of June 30, 2007, of the effectiveness of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act Rule 13a-15(e)). Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that, as of the end of the period covered by this quarterly report, the Company’s disclosure controls and procedures were effective in reaching a reasonable level of assurance that (i) information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) information required to be disclosed by the Company in its reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to its management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Change in Internal Control Over Financial Reporting
The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, also conducted an evaluation of the Company’s internal control over financial reporting, as defined in the Securities Exchange Act Rule 13a-15(f), to determine whether any changes occurred during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Based on that evaluation, there was no such change during the quarter ended June 30, 2007.
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
The operations of financial institutions, such as us, are dependent to a large degree on net interest income, which is the difference between interest income from loans and investments and interest expense on deposits and borrowings. Our net interest income is significantly affected by market rates of interest that in turn are affected by prevailing economic conditions, by the fiscal and monetary policies of the federal government and by the policies of various regulatory agencies. At June 30, 2007, total interest bearing liabilities maturing or re-pricing within one year exceeded total interest earning assets maturing or re-pricing during the same time period by $103.3 million representing a cumulative one-year sensitivity ratio of .86. Simulation of interest rate changes suggests that if interest rates immediately decreased 100 basis points, our net interest income would likely decrease 1.0% over the next twelve months. Like all financial institutions, our balance sheet is affected by fluctuations in interest rates. We closely monitor the sensitivity of our net interest income to changes in interest rates and attempt to limit the variability. We attempt to manage such risk by modifying investment, lending, funding or pricing strategies. Volatility in interest rates can also result in disintermediation, which is the flow of funds away from financial institutions into direct investments, such as US Government and corporate securities and other investment vehicles, including mutual funds, which, because of the absence of federal insurance premiums and reserve requirements, generally pay higher rates of return than financial institutions.
Most of our loans are secured by real estate located in our market area. If there is a downturn in our real estate market, these borrowers may default on their loans and we may not be able to fully recover our loans.
A downturn in the real estate market could hurt our business because most of our loans are secured by real estate. As of June 30, 2007, approximately 73.8% of the book value of our loan portfolio consisted of loans collateralized by various types of real estate. Substantially all of our real property collateral is located in central and northeastern Pennsylvania. Real estate values and real estate markets are generally affected by changes in national, regional or local economic conditions, fluctuations in interest rates and the availability of loans to potential purchasers, changes in tax laws and other governmental statutes, regulations and policies and acts of nature. If real estate prices decline, the value of real estate collateral securing our loans could be reduced. Our ability to recover on defaulted loans by foreclosing and selling the real estate collateral would then be diminished and we would be more likely to suffer losses on defaulted loans. Any such downturn could have a material adverse effect on our business, financial condition and results of operations.

We have established an allowance for loan losses based on our management’s estimate. Actual losses could differ significantly from those estimates. If the allowance is not adequate, it could have a material adverse effect on our earnings and the price of our stock.
We have established an allowance for loan losses which management believes to be adequate to offset probable losses on our existing loans. Because there is no precise method of estimating loan losses, our ongoing analysis of loan losses may cause our estimates to change in the future and, therefore, actual losses resulting from our loans may differ materially from our estimates. Moreover, there can be no assurance that any future declines in real estate market conditions, general economic conditions or changes in regulatory policies will not require us to increase our allowance for loan losses with respect to loans in our portfolio. Any increase in the allowance for loan losses will reduce our earnings and may adversely affect the price of our common stock.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On January 23, 2006, the Board of Directors of Omega approved a share repurchase program authorizing the buy back of up to 10% of Omega’s outstanding common stock. At that time there were 12,604,477 shares of common stock outstanding with 1,260,447 shares eligible to be repurchased. The program will remain in effect until the 10% limit is reached; however, the Board of Directors may discontinue it at any time. As of June 30, 2007, 167,547 shares were repurchased in conjunction with this program, at an average cost of $30.72 per share and 1,092,900 shares remain that may be repurchased under the program. There were 23,947 shares purchased in the second quarter of 2007.
The shares purchased in the second quarter were as follows:

				(d) Maximum Number
			(c) Total Number	(or Approximate
	(a) Total		of Shares (or	Dollar Value) of
	Number of	(b) Average	Units) Purchased	Shares (or Units) that
	Shares (or	Price Paid	as Part of Publicly	May Yet Be
	Units)	per Share (or	Announced Plans	Purchased Under the
Period	Purchased	Unit)	or Programs	Plans or Programs
April 1, 2007 to April 30, 2007	14,947	$28.02	14,947	1,101,900

May 1, 2007 to May 31, 2007	9,000	$28.06	9,000	1,092,900

June 1, 2007 to June 30, 2007	—	—	—	1,092,900

Total	23,947	$28.03	23,947	1,092,900
Item 3. Defaults upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
The Annual Meeting of Shareholders of Omega was held on April 23, 2007. At the Annual Meeting, the shareholders elected the following directors for a term of three years, as described below.

		Withhold
Name	For	Authority
Stanton R. Sheetz	9,087,894	382,918
Robert A. Szeyller	8,958,858	511,953
Robert A. Hormel	9,073,171	397,639
Stephen M. Krentzman	9,119,635	351,176

The terms of the following directors continued after the annual meeting:
Philip E. Gingerich, Carl H. Baxter, D. Stephen Martz, Maureen M. Bufalino, David B. Lee, Dennis J. Van Benthuysen, Donita R. Koval and Jodi L. Green.
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

OMEGA FINANCIAL CORPORATION
(Registrant)

August 9, 2007	By:	/s/ Donita R. Koval
Date		Donita R. Koval
President and Chief Executive Officer

August 9, 2007	By:	/s/ Daniel L. Warfel
Date		Daniel L. Warfel
Executive Vice President and Chief Financial Officer

OMEGA FINANCIAL CORPORATION
QUARTERLY REPORT ON FORM 10-Q
JUNE 30, 2007
EXHIBIT INDEX

31.1	Chief Executive Officer’s Rule 13a-14(a)/15d-14(a) (Section 302) Certification	36

31.2	Chief Financial Officer’s Rule 13a-14(a)/15d-14(a) (Section 302) Certification	37

32.1	Section 1350 (Section 906) Certification by Chief Executive Officer	38

32.2	Section 1350 (Section 906) Certification by Chief Financial Officer	39