Form 10-K
period 2007-12-31
OMEGA FINANCIAL CORP /PA/
filed 2008-03-17
CIK 705671

FORM 10-K
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________________ to __________________
Commission file number 0-13599
Omega Financial Corporation
(Exact name of registrant as specified in its charter)

Pennsylvania	25-1420888

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

366 Walker Drive, State College, PA	16801

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(814) 231-7680
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $5.00	The NASDAQ Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act: None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act            Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.       Yes ☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.       ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company in Rule 12b-2 of the Exchange Act). (Check one):

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)     Yes ☐ No ☑
     The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold on June 29, 2007, the last business day of the registrant’s most recently completed second fiscal quarter was $339,514,269. (1)

     There were 12,670,692 shares of the registrant’s common stock outstanding as of March 7, 2008.
DOCUMENTS INCORPORATED BY REFERENCE
(Specific sections incorporated by reference are identified under applicable items herein)
     Certain portions of the Company’s Proxy Statement to be filed in connection with its 2008 Annual Meeting of Shareholders are incorporated by reference in Part III of this Report; provided, however, that the Audit Committee Report and any other information in such Proxy Statement that is not required to be included in this Annual Report on Form 10-K, shall not be deemed to be incorporated herein or “filed” with the Securities and Exchange Commission for any purpose.
     Certain portions of the Company’s Annual Report to Shareholders for the year ended December 31, 2007 are incorporated by reference in Part II of this Report.
     With the exception of the information incorporated by reference in Part II of this Report, the Company’s Annual Report to Shareholders for the year ended December 31, 2007 is not to be deemed to be incorporated herein or “filed” with the Securities and Exchange Commission for any purpose.

(1)	The aggregate dollar amount of the voting stock set forth equals the number of shares of the registrant’s common stock outstanding, reduced by the amount of common stock held by officers, directors, shareholders owning in excess of 10% of the registrant’s common stock and the registrant’s employee benefit plans multiplied by the last reported sale price for the registrant’s common stock on June 29, 2007, the last business day of the registrant’s most recently completed second fiscal quarter. The information provided shall in no way be construed as an admission that any officer, director or more than 10% shareholder of the registrant, or any employee benefit plan, may be deemed an affiliate of the registrant or that such person or entity is the beneficial owner of the shares reported as being held by such person or entity, and any such inference is hereby disclaimed. The information provided herein is included solely for record keeping purposes of the Securities and Exchange Commission.

OMEGA FINANCIAL CORPORATION
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2007

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
PART I
Item 1:     Business
GENERAL
     Omega Financial Corporation (“Omega” or the “Company”) is a Pennsylvania business corporation that is registered as a bank holding company and has elected to be a financial holding company under the Bank Holding Company Act of 1956, as amended. Omega was formed, effective December 31, 1986, as a result of the merger of Heritage Financial Services Corporation (“Heritage”) into Peoples National Bancorp, Inc. (“Peoples”) and the change of Peoples’ name to Omega.
     Peoples was incorporated on June 24, 1982 and became an active bank holding company on December 7, 1982 through the acquisition of all of the outstanding shares of Peoples National Bank of Central Pennsylvania (“Peoples Bank”). Heritage was incorporated on June 21, 1982 and became an active bank holding company on December 31, 1982 through the acquisition of all of the outstanding shares of The Russell National Bank (“Russell Bank”). As a result of the merger of Heritage into Peoples, Omega became the holding company for both Peoples Bank and Russell Bank. On January 28, 1994, Penn Central Bancorp, Inc. (“Penn Central”), a bank holding company, merged into Omega. As a result of the merger of Penn Central into Omega, Omega became the holding company for Penn Central’s five wholly-owned subsidiaries: Penn Central National Bank (“Penn Central Bank”), Hollidaysburg Trust Company (“Hollidaysburg”), the First National Bank of Saxton (“Saxton Bank”), Penn Central Bancorp Life Insurance Company and Penn Central Bancorp Investment Company. On February 18, 1995, Saxton Bank merged into Penn Central Bank and on March 18, 1995, Peoples Bank and Russell Bank merged to form Omega Bank (the “Bank”). On August 1, 1995, Omega acquired all of the outstanding shares of Montour Bank (“Montour”). On December 31, 1996, Montour was merged into the Bank. In 1999, Omega sold all the assets and liabilities of Montour Bank. On October 20, 2001, Hollidaysburg and Penn Central Bank were merged into Omega Bank.
     On October 1, 2004, Sun Bancorp, Inc. (“Sun”), a bank holding company was merged into Omega. On that same date, Sun’s banking subsidiary, Sun Bank, was merged into Omega Bank. In connection with the Sun merger, the Company issued a total of 4,117,116 shares of its common stock, and paid a total of $35,921,000 to the former shareholders of Sun. Also as a result of this merger, Omega acquired Sun’s wholly-owned subsidiaries: Beacon Life Insurance Company, Sun Bancorp Statutory Trust I, Sun Investment Services, Inc., SUBI Services LLC, Mid-Penn Insurance Associates, Bank Capital Services Corporation and Sentry Trust Company. The Company sold Sentry Trust Company on September 15, 2006. The Company currently has one banking subsidiary, Omega Bank, and its current non-banking subsidiaries consist of Central Pennsylvania Life Insurance Company, Central Pennsylvania Investment Company, Omega Insurance Agency, Inc., Omega Financial Company LLC, Central Pennsylvania Leasing, Inc., Central Pennsylvania Real Estate, Inc., Sun Investment Services, Inc., SUBI Services LLC, Mid-Penn Insurance Associates, and Bank Capital Services Corporation. The Company also owns two subsidiaries that are unconsolidated: Omega Financial Capital Trust 1 and Sun Bancorp Statutory Trust I.

     Unless the context otherwise requires, the “Company” refers to Omega Financial Corporation and its consolidated subsidiaries and the “Bank” or “Omega Bank” refers to the Company’s banking subsidiary.
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

     As of December 31, 2007, the Bank operated an aggregate of 85 automated teller machines (ATMs) at various locations. The Bank is a member of the First Data/Star System and the “Plus System” both of which operate nationwide.
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
Mid-Penn Insurance Associates, an independent insurance agency, to diversify the financial services available to Omega’s customers;

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
     In commercial transactions, the Company believes that the Bank’s legal lending limit to a single borrower (approximately $31.0 million as of December 31, 2007) enables it to compete effectively for the business of small and mid-sized businesses. However, this legal lending limit is considerably lower than that of various competing institutions and thus may act as a constraint on the Bank’s effectiveness in competing for financings in excess of the limit.
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
     As a result of the repeal of the Glass-Steagall Act, which separated the commercial and investment banking industries, all banking organizations are facing increased competition. See “Supervision and Regulation — Gramm-Leach-Bliley Act”.
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
     The Company. The Company is registered as a “bank holding company” and has elected to be a “financial holding company” under the Bank Holding Company Act of 1956, as amended (the “BHC Act”), and is therefore subject to supervision and regulation by the Board of Governors of the Federal Reserve System (the “FRB”). For a discussion of regulations applicable to a financial holding company, see “Gramm-Leach-Bliley Act”.
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
     Satisfactory financial condition, particularly with regard to capital adequacy, and satisfactory Community Reinvestment Act (“CRA”) ratings are generally prerequisites to obtaining federal regulatory approval to make acquisitions and open branch offices. As of December 31, 2007, the Bank was rated “satisfactory” under the CRA and it was a “well-capitalized” bank as defined by the Federal Deposit Insurance Corporation (“FDIC”).
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
     The operations of the Bank are also subject to numerous Federal, state and local laws and regulations which set forth specific restrictions and procedural requirements with respect to interest rates on loans, the extension of credit, credit practices, the disclosure of credit terms and discrimination in credit transactions. The Bank also is subject to certain limitations on the amount of cash dividends that it can pay. See Note 23 of Notes to the Company’s Consolidated Financial Statements, contained in the Company’s 2007 Annual Report to Shareholders filed as Exhibit 13.1.
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
     See Note 23 of Notes to the Company’s Consolidated Financial Statements, contained in the Company’s Annual Report, for a table that provides a comparison of Omega’s and the Bank’s risk based capital ratios and the leverage ratio to minimum regulatory requirements.
     Federal Banking Agencies have broad powers to take corrective action to resolve problems of insured depository institutions. The extent of these powers depends upon whether the institutions in question are “well capitalized,” “adequately capitalized,” “undercapitalized”, “significantly undercapitalized,” or “critically undercapitalized.” As of December 31, 2007, the Bank was a “well-capitalized” bank as defined by the FDIC.
     Other. Central Pennsylvania Life Insurance Co., Mid-Penn Insurance Associates and Omega Insurance Agency, Inc. are subject to regulation by applicable state insurance regulatory authorities. The Company’s non-bank subsidiaries are subject to the laws and regulations of both the federal government and various states in which they conduct business.
Gramm-Leach-Bliley Act
     On November 12, 1999 the Gramm-Leach-Bliley Act (the “Act”) became law, repealing the 1933 Glass-Steagall Act’s separation of the commercial and investment banking industries. The Act expands the range of nonbanking activities a bank holding company may engage in, while preserving existing authority for bank holding companies to engage in activities that are closely related to banking. The legislation creates a category of holding company called a “financial holding company”, a subset of bank holding companies that satisfy the following criteria: (1) all of the depository institution subsidiaries must be well capitalized and well managed and (2) the holding company must have made an effective election to be a financial holding company to engage in activities that would not have been permissible before the Act. In order for the election to be effective, all of the depository institution subsidiaries must have a CRA rating of “satisfactory” or better at its most recent examination. Omega’s election to be a financial holding company became effective on February 21, 2002. Financial holding companies may engage in any activity that (i) is financial in nature or incidental to such financial activity or (ii) is complementary to a financial activity and does not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally. The Act specifies certain activities that are financial in nature. These activities include: acting as principal, agent or broker for insurance; underwriting, dealing in or making a market in securities; and providing financial and investment advice. The Federal Reserve Board and the Secretary of the Treasury have authority to decide whether other activities are also financial in nature or incidental to financial activity, taking into account changes in technology, changes in the banking marketplace, competition for banking services and so on.
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
     The financial activities authorized by the Act may also be engaged in by a “financial subsidiary” of a national or state bank, except for insurance or annuity underwriting, insurance company portfolio investments, real estate investment and development, and merchant banking, which must be conducted in a financial holding company. In order for the new financial activities to be engaged in by a financial subsidiary of a national or state bank, the Act requires each of the parent bank (and its sister-bank affiliates) to be well capitalized and well managed; the aggregate consolidated assets of all of that bank’s financial subsidiaries may not exceed the lesser of 45% of its consolidated total assets or $50 billion; the bank must have at least a satisfactory CRA rating; and, if that bank is one of the 100 largest national banks, it must meet certain financial rating or other comparable requirements.
     The Act establishes a system of functional regulation, under which the federal banking agencies will regulate the banking activities of financial holding companies and banks’ financial subsidiaries, the Securities and Exchange Commission will regulate their securities activities and state insurance regulators will regulate their insurance activities. The Act also provides new protections against the transfer and use by financial institutions of consumers’ nonpublic, personal information.
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

Sarbanes-Oxley created new requirements in the areas of financial disclosure and corporate governance, including; (i) increased responsibility for the Chief Executive Officer and the Chief Financial Officer with respect to the content of financial statements; (ii) new requirements for audit committees, including independence, expertise, and responsibilities; (iii) new standards for auditors and regulation of audits, including independence and the type of non-audit services that auditors may provide; (iv) accelerated filing requirements for SEC reports; (v) disclosures concerning internal controls and procedures; (vi) increased disclosure and reporting obligations for the reporting company and their directors and executive officers; (vii) disclosure of a code of ethics; and (viii) a range of new and increased civil and criminal penalties for fraud and other violations of the securities laws.
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
EMPLOYEES
     As of December 31, 2007, the Company had a total of 606 full-time employees and 114 part-time employees.
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
     The operations of financial institutions, such as us, are dependent to a large degree on net interest income, which is the difference between interest income from loans and investments and interest expense on deposits and borrowings. Our net interest income is significantly affected by market rates of interest that in turn are affected by prevailing economic conditions, by the fiscal and monetary policies of the federal government and by the policies of various regulatory agencies. At December 31, 2007, total interest earning liabilities maturing or re-pricing within one year exceeded total interest bearing assets maturing or re-pricing during the same time period by $145.3 million, representing a cumulative one-year sensitivity ratio of 0.80. Simulation of interest rate changes suggests that if interest rates immediately decreased 100 basis points, our net interest income would likely decrease .66% over the next twelve months. Like all financial institutions, our balance sheet is affected by fluctuations in interest rates. We closely monitor the sensitivity of our net interest income to changes in interest rates and attempt to limit the variability. We attempt to manage such risk by modifying investment, lending, funding or pricing strategies. Volatility in interest rates can also result in disintermediation, which is the flow of funds away from financial institutions into direct investments, such as US Government and corporate securities and other investment vehicles, including mutual funds, which, because of the absence of federal insurance premiums and reserve requirements, generally pay higher rates of return than financial institutions.
     Most of our loans are secured by real estate located in our market area. If there is a downturn in our real estate market, these borrowers may default on their loans and we may not be able to fully recover our loans.
     The national downturn in the housing market has not affected our local market area, but if it did, our business would be adversely affected because most of our loans are secured by real estate. As of December 31, 2007, approximately 75.2% of the book value of our loan portfolio consisted of loans collateralized by various types of real estate. Substantially all of our real property collateral is located in central and northeastern Pennsylvania. Real estate values and real estate markets are generally affected by changes in national, regional or local economic conditions, fluctuations in interest rates and the availability of loans to potential purchasers, changes in tax laws and other governmental statutes, regulations and policies and acts of nature. If real estate prices decline, the value of real estate collateral securing our loans could be reduced. Our ability to recover on defaulted loans by foreclosing and selling the real estate collateral would then be diminished and we would be more likely to suffer losses on defaulted loans. Any such downturn could have a material adverse effect on our business, financial condition and results of operations.
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
     We have established an allowance for loan losses which management believes to be adequate to offset probable losses on our existing loans. At December 31, 2007, we allocated $1.8 million of the loan loss reserve to one large commercial borrower who is in the bankruptcy re-organization process. We estimated and provided for known exposures for this $15.1 million loan; however evaluations of the credit continue. Because there is no precise method of estimating loan losses, our ongoing analysis of loan losses may cause our estimates to change in the future and, therefore, actual losses resulting from our loans may differ materially from our initial estimates. Moreover, there can be no assurance that any future declines in real estate market conditions, general economic conditions or changes in regulatory policies will not require us to increase our allowance for loan losses with respect to the $15.1 million loan described above or other loans in our portfolio. Any increase in the allowance for loan losses will reduce our earnings and may adversely affect the price of our common stock.
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
     There can be no assurance that we will continue to pay dividends in the future.
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
     Continuing as an independent organization would be difficult if the pending merger between Omega Financial Corporation and FNB Corporation does not occur.
     In November 2007, the Board of Directors of Omega approved the acquisition of Omega by FNB Corporation, based in Hermitage, Pennsylvania. Terms of the agreement call for the exchange of 2.022 shares of FNB Corporation stock for each share of Omega stock. The acquisition will be voted upon by Omega stockholders at a Special Meeting of the shareholders scheduled for March 19, 2008, and is expected to be finalized on April 1, 2008 subject to regulatory and shareholder approval.
     If the merger with FNB Corporation does not occur, Omega would experience stress on its operations, due to the cancellation of several key vendor contracts as well as the departure of numerous employees.
Item 1B. Unresolved Staff Comments
     The Company, like other issuers, from time to time receives written comments from the staff of the SEC regarding its periodic or current reports under the Securities Exchange Act of 1934. There are no comments that remain unresolved that the Company received not less than 180 days before the end of its fiscal year to which this report relates.
Item 2: Properties
     The Company’s headquarters are located at 366 Walker Drive, State College, Pennsylvania. This building is owned by the Company, and it occupies the first two floors and a portion of the third floor of this building and is leasing office space on the third floor. In addition, the Bank operates branch offices and/or automated teller machines, indicated by (ATM), at the following locations that are owned by the Company.
     Omega Bank
117 South Allen Street, State College, PA (ATM)
222 South Allen Street, State College, PA (ATM and drive up only)
1480 East College Ave., State College, PA (ATM Only)
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
2625 N. Susquehanna Trail, Shamokin Dam, PA (ATM)
Market and Plum Streets, New Berlin, PA (ATM)
11 South Second Street, Sunbury, PA (ATM)
Route 522 and Dock Hill Road, Middleburg, PA (ATM)
300 Main Street, Watsontown, PA (ATM)
96 Duke Street, Northumberland, PA (ATM)
311 Market Street, Lewisburg, PA (ATM)
40 Bellefonte Avenue, Lock Haven, PA (ATM)
349 Main Street, Mill Hall, PA
10 South Market Street, Shamokin, PA (ATM)
35 East Main Street, Nanticoke, PA (ATM)
46 South Mountain Boulevard, Mountain Top, PA (ATM)
2378 State Route 118, Hunlock Creek, PA (ATM)
639 South Main Street, Wilkes Barre, PA (ATM) (closing April 30, 2008)
120 Highland Park Boulevard, Wilkes Barre, PA (ATM)
90 Maynard Street, Williamsport, PA (ATM)
2131 West Fourth Street, Williamsport, PA (ATM)
3155 Lycoming Creek Road, Williamsport, PA (ATM Only)
2 South Main Street, Hughesville, PA (ATM)
301 Broad Street, Montoursville, PA (ATM)

     The Bank operates branch offices and ATMs at the following locations that are leased by the Company. The leases for these properties have expiration dates ranging from 2008 to 2024.
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
1402 Logan Avenue, Tyrone, PA (ATM) building owned, land leased.
Morrison’s Cove Home, 429 South Market Street, Martinsburg, PA
Westminster Woods, 360 Westminster Woods Drive, Huntingdon, PA
Foxdale Village, 500 Marylyn Avenue, State College, PA
205 Park Place, Bellefonte, PA (ATM) (Closing April 30, 2008)
5th and Penn Streets, Huntingdon, PA (ATM)
7409 Westbranch Highway, Lewisburg, PA (ATM)
814 Westminster Drive, Williamsport, PA (ATM) (Closing April 30, 2008)

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
284 Hogan Boulevard, Lock Haven, PA
Dunkin’ Donuts, 859 New Berwick Highway, Bloomsburg, PA
1 College Avenue, Williamsport, PA
Dunkin’ Donuts, Routes 11 and 15, Hummel’s Wharf, PA
Dunkin’ Donuts, Route 15, Lewisburg, PA
Susquehanna University, Selinsgrove, PA
Variety Stop, 15 East Main Street, Glen Lyon, PA
Pump N Pantry, Routes 118 and 29, Hunlock Creek, PA
Brodart, 500 Arch Street, Williamsport, PA
Pump N Pantry, Montrose, PA
Pump N Pantry, 620 State Route 29 South, Tunkhannock, PA
Pump N Pantry, Exit 230 Interstate 80, Great Bend, PA
Pump N Pantry, Exit 233, New Milford, PA
Pump N Pantry, 58 North Main Street, Lawrenceville, PA
Pump N Pantry, 1 North Main Street, Tioga, PA
Pump N Pantry, State Route 307, Lake Winola, PA
Pump N Pantry Exit 211 Interstate 80, Kingsley, PA
Pump N Pantry, 622 State Route 6 West, Tunkhannock, PA
Pump N Pantry, Route 11, Nicholson, PA
Pump N Pantry, 114 N German Street, Dushore, PA
Pump N Pantry, RR2 Box 3360, Canton, PA
Pump N Pantry, 1229 West Main Street, Stroudsburg, PA

Other
     The Company also leases buildings and/or office space for several of its subsidiaries including: Pittston offices for Bank Capital Services Corporation, and Sunbury, PA office for Mid-Penn Insurance Associates. The Bank also leases office space in Bedford, PA for a Trust Services office.
Item 3: Legal Proceedings
     The Company and the Bank are involved in various legal proceedings incidental to their business. Neither the Company, the Bank nor any of their properties are subject to any material legal proceedings, nor are any such proceedings known to be contemplated by any governmental authority.
Item 4: Submission of Matters to a Vote of Security Holders
     None
PART II
Item 5: Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
     Incorporated by reference from the section entitled “Common Stock Market Prices and Dividends” in the Company’s Annual Report to Shareholders for the year ended December 31, 2007 attached hereto as exhibit 13.1.
     The Company did not sell any equity securities during 2007 that were not registered under the Securities Act of 1933.
     For information concerning Omega’s Equity Compensation Plans, see “Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”, which is incorporated herein by reference.

     On January 23, 2006, the Board of Directors approved a share repurchase program to begin immediately, authorizing management to buy back up to 10% of Omega’s outstanding common stock. At that time, there were 12,604,477 shares of common stock outstanding with 1,260,447 shares eligible to be repurchased. This program remained in effect through December 31, 2007. As a result of the proposed merger with FNB Corporation, it is not anticipated that additional shares will be repurchased under this program. At December 31, 2007, 167,547 shares were repurchased in conjunction with this program, at an average cost of $30.72 per share. There were no shares repurchased in the fourth quarter of 2007.
Item 6: Selected Financial Data
     Incorporated by reference from the section entitled “Selected Financial Data” in the Company’s Annual Report to Shareholders for the year ended December 31, 2007 attached hereto as exhibit 13.1.
Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations
     Incorporated by reference from the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report to Shareholders for the year ended December 31, 2007 attached hereto as exhibit 13.1.
Item 7A: Quantitative and Qualitative Disclosures about Market Risk
     Incorporated by reference from the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Risk” in the Company’s Annual Report to Shareholders for the year ended December 31, 2007 attached hereto as exhibit 13.1.
Item 8: Financial Statements and Supplementary Data
     Incorporated by reference from the Company’s Consolidated Financial Statements and the Notes to Consolidated Financial Statements thereto included in the Company’s Annual Report to Shareholders for the year ended December 31, 2007 attached hereto as exhibit 13.1.
Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     Not applicable.
Item 9A: Controls and Procedures
     Preceding the Company’s financial statements and included in the Company’s Annual Report which is attached as exhibit 13.1 to this Form 10-K is the Report of Management on Internal Control Over Financial Reporting; incorporated herein by reference and Report on Effectiveness of Internal Control Over Financial Reporting of Ernst & Young LLP, the Company’s independent registered public accounting firm incorporated herein by reference. This section should be read in conjunction with the management’s and Ernst & Young LLP’s reports for a more complete understanding of the topics presented.
     Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
     The Company’s management, with the participation of its chief executive officer and chief financial officer, conducted an evaluation, as of December 31, 2007, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)). Based on this evaluation, the Company’s CEO and CFO concluded that, as of the end of the period covered by this annual report, the Company’s disclosure controls and procedures were effective in reaching a reasonable level of assurance that (i) information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) information required to be disclosed by the Company in its reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to its management, including its principal executive and principal financial officers, or persons performing similar functions as appropriate to allow timely decisions regarding required disclosure.
     Changes in Internal Control Over Financial Reporting
The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, also conducted an evaluation of the Company’s internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), to determine whether any changes occurred during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Based on that evaluation, there was no such change during the quarter ended December 31, 2007.
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
Item 9B.     Other Information
     In connection with the annual employee compensation review in December 2007, the Compensation Committee set the salaries for the following named executive officers for 2008. In addition, on December 21, 2007, the Compensation Committee determined the bonus payable to such named executive officers under Omega’s Executive Incentive Compensation Plan for services rendered in 2007, as follows:

Named Executive Officer	2008 Annual Salary	2007 Bonus
Donita R. Koval,	$321,360	$131,064
President and Chief Executive Officer of Omega and Omega Bank
Daniel L. Warfel,	$240,900	$100,584
Executive Vice President and Chief Financial Officer of Omega and Omega Bank
David S. Runk,	$174,552	$73,152
Executive Vice President of Omega and Executive Vice President and Chief Operating Officer of Omega Bank
PART III
Item 10:     Directors, Executive Officers and Corporate Governance
     Incorporated by reference from the Company’s Proxy Statement relating to the 2008 Annual Meeting of Shareholders to be filed pursuant to General Instruction G(3) to Form 10-K, except information concerning certain Executive Officers of the Company which is set forth below.

Set forth below is certain information concerning the executive officers of the Company who are not directors.
     On March 18, 1995, Omega’s banking subsidiaries, Peoples National Bank of Central Pennsylvania (“Peoples Bank”) and The Russell National Bank merged to form Omega Bank. Any reference below to service with Omega Bank includes service with Omega Bank’s predecessors prior to such merger.

Name	Age	Position
Daniel L. Warfel	61	Executive Vice President and Chief Financial Officer of Omega since 1987; Executive Vice President of Omega Bank since 1983.

David S. Runk	44	Executive Vice President of the Company since June 2005; Executive Vice President and Chief Operating Officer of Omega Bank since June 2005; Executive Vice President and Chief Financial Officer of Kishacoquillas Bancorp, Inc from March 1994 to June 2005.

Code of Ethics
     The Board approved a Code of Ethics & Comprehensive Insiders Activity Policy (the “Code”) applicable to the Company’s directors, officers and employees, including Chief Executive Officer, the Chief Financial Officer, the Corporate Controller and persons performing similar functions. The Code is available for review on Omega’s website at www.omegafinancial.com, under Company Information/Investor Relations/Governance Documents links. Omega intends to satisfy the applicable disclosure requirements under Item 5.05 of Form 8-K regarding an amendment to a provision of its Code on its website, except as otherwise required by applicable Nasdaq requirements.
Item 11: Executive Compensation
     Incorporated by reference from the Company’s Proxy Statement relating to the 2008 Annual Meeting of Shareholders to be filed pursuant to General Instruction G(3) to Form 10-K.

Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     Incorporated by reference from the Company’s Proxy Statement relating to the 2008 Annual Meeting of Shareholders to be filed pursuant to General Instruction G(3) to Form 10-K.
     The following table details information regarding Omega’s existing equity compensation plans as of December 31, 2007:

(c)
Number of securities
	(a)	(b)	remaining available
	Number of securities	Weighted-average	for future issuance
	to be issued upon	exercise price of	under equity
	exercise of	outstanding	compensation plans
	outstanding options,	options, warrants	(excluding securities
Plan Category	warrants and rights	and rights	reflected in column (a))
Equity compensation plans approved by security holders	441,187	$33.24	1,697,715	(1)

Equity compensation plans not approved by security holders	—	—	—

Total	441,187	$33.24	1,697,715	(1)

(1)Under Omega’s 2006 Equity Incentive Plan, the aggregate number of shares of common stock for which awards may be granted under that plan is subject to increase by the number of shares of common stock that are issuable pursuant to option grants outstanding under Omega’s 1996 Employee Stock Option Plan and 2004 Stock Option Plan for Non-Employee Directors (collectively, the “Old Plans”) as of April 24, 2006 that, but for the termination and/or suspension of the Old Plans, would otherwise have reverted to the share reserve of the Old Plans pursuant to the terms of the Old Plans as a result of the expiration, termination, cancellation or forfeiture of such options. During the period from April 24, 2006 to December 31, 2007, options to purchase 83,583 shares issued under the Old Plans were forfeited and added to the share reserve of the 2006 Equity Incentive Plan. As of December 31, 2007, options to purchase 441,187 shares of Common Stock were outstanding under the Old Plans, which, if forfeited, would be added to the share reserve under the 2006 Equity Incentive Plan.
Item 13: Certain Relationships and Related Transactions, and Director Independence
     Incorporated by reference from the Company’s Proxy Statement relating to the 2008 Annual Meeting of Shareholders to be filed pursuant to General Instruction G(3) to Form 10-K.

Item 14: Principal Accounting Fees and Services
     Incorporated by reference from the Company’s Proxy Statement relating to the 2008 Annual Meeting of Shareholders to be filed pursuant to General Instruction G(3) to Form 10-K.

PART IV
Item 15:     Exhibits, Financial Statement Schedules
(a) Documents filed as part of this report:
     (1) Financial Statements. The following consolidated financial statements and the notes thereto of the Company, which are included in the Company’s Annual Report to Shareholders for the year ended December 31, 2007, and the report of independent public accountants which is also included in such Annual Report, are incorporated by reference into Item 8 of this Report:
     Consolidated Balance Sheets -
                     December 31, 2007 and 2006
     Consolidated Statements of Income
                     Years ended December 31, 2007, 2006 and 2005
     Consolidated Statements of Shareholders’ Equity -
                     Years ended December 31, 2007, 2006 and 2005
     Consolidated Statements of Cash Flows
                     Years ended December 31, 2007, 2006 and 2005
     Notes to Consolidated Financial Statements
     Report of Independent Certified Public Accountants
     (2) Financial Statement Schedules. Financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.
Exhibits filed pursuant to Item 601 of Regulation S-K

Number	Title
2.1(14)	Agreement and Plan of Merger with Sun Bancorp
2.2(20)	Agreement and Plan of Merger with FNB Corporation
3.1(1)	Amended and Restated Articles of Incorporation of Omega
3.2(4)	Articles of Amendment to the Amended and Restated Articles of Incorporation.
3.3(7)	Articles of Amendment to the Amended and Restated Articles of Incorporation
3.4(22)	Articles of Amendment to the Amended and Restated Articles of Incorporation
3.5(18)	Amended and Restated By-Laws of Omega
*10.2(2)	Peoples (now Omega) Stock Option Plan (1986).
*10.2(5)	Amendment No. 1 to Stock Option Plan (1986).
*10.3(3)	Omega Executive Incentive Compensation Plan.
10.4(5)	Purchase Agreement (with Exhibits) between Omega and Mid-State Bank & Trust Company (“Mid-State”).

Number	Title
10.5(5)	Assignment of Promissory Note from Omega to Mid-State together with $5,000,000 Secured Promissory Note of Omega Financial Corporation Employee Stock Ownership Plan Trust (“ESOP Trust”).
10.6(5)	Pledge and Security Agreement between Omega and the ESOP Trust.
10.7(5)	Mortgage from Omega to Mid-State.
*10.8(6)	1994 Stock Option Plan for Non-Employee Directors
*10.9(7)	Directors Deferred Compensation Agreements for Peoples National Bank and Omega Financial Corporation
*10.10(8)	1996 Employee Stock Option Plan
*10.11(9)	Omega Bank, National Association Amended and Restated Salary Continuation Agreement with David B. Lee
*10.12(9)	Omega Bank, National Association Salary Continuation Agreement with Daniel Warfel
*10.13(10)	Omega Financial Corporation Employee Stock Ownership Plan (Restated Effective January 1, 1997)
*10.14 (11)	Amendment No. 1 to Omega Employee Stock Ownership Plan
*10.15 (11)	Amendment No. 2 to Omega Employee Stock Ownership Plan
*10.16 (11)	Amendment No. 3 to Omega Employee Stock Ownership Plan
*10.17 (11)	Amendment No. 4 to Omega Employee Stock Ownership Plan
*10.18 (12)	Severance Agreement by and between Omega Financial Corporation and Daniel L. Warfel
*10.19 (12)	Severance Agreement by and between Omega Financial Corporation and Donita R. Koval
*10.20(12)	First Amendment to the Omega Bank, National Association Amended and Restated Salary Continuation Agreement with David B. Lee
*10.21 (12)	Employment Agreement with David B. Lee
*10.22 (12)	First Amendment to the Omega Bank, National Association Amended and Restated Salary Continuation Agreement with Daniel L. Warfel
*10.23 (12)	Omega Bank, National Association Salary Continuation Agreement with Donita Koval
*10.24(19)	Employment Agreement with Maureen Bufalino
*10.25	Description of Directors and Executive Officers Compensation (filed herewith)
*10.26(16)	First Amendment to Employment Agreement with David B. Lee
*10.27(14)	2004 Stock Option Plan for Non-Employee Directors

Number	Title
*10.28(17)	2006 Equity Incentive Plan
*10.29(19)	First Amendment to Salary Continuation Agreement for Donita Koval
*10.30(19)	Second Amendment to Salary Continuation Agreement for Daniel Warfel
*10.31(21)	Amendment to Severance Agreement for Donita Koval
*10.32(21)	Amendment to Severance Agreement for Daniel Warfel
*10.33(21)	Amended and Restated Salary Continuation Agreement for Donital Koval
*10.34(21)	Amended and Restated Salary Continuation Agreement for Daniel Warfel
*10.35(23)	Form of Restricted Stock Unit
13.1	Annual Report to Shareholders for the year ended December 31, 2007 (such report, except for those portions expressly incorporated by reference in this Annual Report on Form 10-K, is furnished for the information of the Commission and is not to be deemed filed as part of this Report).
14.1(19)	Omega Financial Corporation Code of Ethics and Comprehensive Insiders Activities Policy
21.1	Subsidiaries of Omega Financial Corporation (filed herewith)
23.1	Consent of Ernst & Young LLP (filed herewith)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) Rule 15(d)-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) Rule 15(d)-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith)
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

*	Indicates management contract or compensatory plan, contract or arrangement.

(1)	Incorporated by reference from Omega’s (formerly Peoples’) Annual Report on Form 10-K for the year ended December 31, 1986.

(2)	Incorporated by reference from Omega’s (formerly Peoples’ Registration Statement on Form S-4 (File No. 33-9045).

(3)	Incorporated by reference from Omega’s Annual Report on Form 10-K for the year ended December 31, 1988.

(4)	Incorporated by reference from Omega’s Quarterly Report on Form 10-Q for the period ended June 30, 1990.

(5)	Incorporated by reference from Omega’s Annual Report on Form 10-K for the year ended December 31, 1990.

(6)	Incorporated by reference from Omega’s Registration Statement on Form S-8 (Registration No. 33-82214).

(7)	Incorporated by reference from Omega’s Annual Report on Form 10-K for the year ended December 31, 1994.

(8)	Incorporated by reference from Omega’s Annual Report on Form 10-K for the year ended December 31, 1995.

(9)	Incorporated by reference from Omega’s Annual Report on Form 10-K for the year ended December 31, 2000.

(10)	Incorporated by reference from Omega’s Annual Report on Form 10-K for the year ended December 31,2001.

(11)	Incorporated by reference from Omega’s Annual Report on Form 10-K for the year ended December 31, 2002.

(12)	Incorporated by reference from Omega’s Annual Report on Form 10-K for the year ended December 31, 2003.

(13)	Incorporated by reference from an exhibit to Omega’s Current Report on Form 8-K filed on April 21, 2004.

(14)	Incorporated by reference from Appendix C to Omega’s Proxy Statement relating to the 2004 Annual Meeting of Shareholders filed on March 15, 2004.

(15)	Incorporated by reference from Omega’s Annual Report on Form 10-K for the year ended December 31, 2004.

(16)	Incorporated by reference from Omega’s Annual Report on Form 10-K for the year ended December 31, 2005

(17)	Incorporated by reference from an exhibit to Omega’s Current Report on Form 8-K filed on May 1, 2006.

(18)	Incorporated by reference from an exhibit to Omega’s Current Report on Form 8-K filed on September 28, 2006.

(19)	Incorporated by reference from Omega’s Annual Report on Form 10-K for the year ended December 31, 2006.

(20)	Incorporated by reference from an exhibit to FNB Corporation’s Current Report on Form 8-K filed on November 9, 2007.

(21)	Incorporated by reference from an exhibit to Omega’s Current Report on Form 8-K filed on November 14, 2007.

(22)	Incorporated by reference from an exhibit to Omega’s Current Report on Form 8-K filed on January 28, 2008.

(23)	Incorporated by reference from an exhibit to Omega’s Quarterly Report on Form 10-Q for the period ended March 31, 2007.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OMEGA FINANCIAL CORPORATION
Date: 03/17/2008	By:	/s/ Donita R. Koval
Donita R. Koval
President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date
/s/ Donita R. Koval Donita R. Koval	President and Chief Executive Officer and Director (Principal Executive Officer)	03/17/2008
/s/ Daniel L. Warfel Daniel L. Warfel	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	03/17/2008
/s/ Teresa M. Ciambotti Teresa M. Ciambotti	Senior Vice President and Controller (Principal Accounting Officer)	03/17/2008
/s/ Carl H. Baxter Carl H. Baxter	Director	03/17/2008
/s/ Maureen M. Bufalino Maureen M. Bufalino	Director	03/17/2008
/s/ Philip E. Gingerich Philip E. Gingerich	Director	03/17/2008
/s/ Jodi L. Green Jodi L. Green	Director	03/17/2008
/s/ Robert A. Hormell Robert A. Hormell	Director	03/17/2008
/s/ Stephen M. Krentzman Stephen M. Krentzman	Director	03/17/2008
/s/ David B. Lee David B. Lee	Director	03/17/2008
/s/ D. Stephen Martz D. Stephen Martz	Director	03/17/2008
/s/ Stanton R. Sheetz Stanton R. Sheetz	Director	03/17/2008
/s/ Robert A. Szeyller Robert A. Szeyller	Director	03/17/2008
/s/ Dennis J. Van Benthuysen Dennis J. Van Benthuysen	Director	03/17/2008

OMEGA FINANCIAL CORPORATION
ANNUAL REPORT ON FORM 10-K
DECEMBER 31, 2007
EXHIBIT INDEX

10.25	Description of Directors and Named Executive Officers Compensation	38

13.1	Annual Report to Shareholders for the year ended December 31, 2007 (such report, except for those portions expressly incorporated by reference in this Annual Report on Form 10-K, is furnished for the information of the Commission and is not to be deemed filed as part of this Report)	41

21.1	Subsidiaries of Omega Financial Corporation	52

23.1	Consent of Ernst & Young LLP	53

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) Rule 15(d)-14(a) of the Securities Exchange Act of 1934, as amended	54

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) Rule 15(d)-14(a) of the Securities Exchange Act of 1934, as amended	55

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	56

Exhibit 13.1
Annual Report to Shareholders
(2) Financial Statement Schedules. Financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.
Exhibits filed pursuant to Item 601 of Regulation S-K

Number	Title
2.1(14)	Agreement and Plan of Merger with Sun Bancorp
2.2(20)	Agreement and Plan of Merger with FNB Corporation
3.1(1)	Amended and Restated Articles of Incorporation of Omega
3.2(4)	Articles of Amendment to the Amended and Restated Articles of Incorporation.
3.3(7)	Articles of Amendment to the Amended and Restated Articles of Incorporation
3.4(22)	Articles of Amendment to the Amended and Restated Articles of Incorporation
3.5(18)	Amended and Restated By-Laws of Omega
*10.2(2)	Peoples (now Omega) Stock Option Plan (1986).
*10.2(5)	Amendment No. 1 to Stock Option Plan (1986).
*10.3(3)	Omega Executive Incentive Compensation Plan.
10.4(5)	Purchase Agreement (with Exhibits) between Omega and Mid-State Bank & Trust Company (“Mid-State”).
10.5(5)	Assignment of Promissory Note from Omega to Mid-State together with $5,000,000 Secured Promissory Note of Omega Financial Corporation Employee Stock Ownership Plan Trust (“ESOP Trust”).
10.6(5)	Pledge and Security Agreement between Omega and the ESOP Trust.
10.7(5)	Mortgage from Omega to Mid-State.
*10.8(6)	1994 Stock Option Plan for Non-Employee Directors
*10.9(7)	Directors Deferred Compensation Agreements for Peoples National Bank and Omega Financial Corporation
*10.10(8)	1996 Employee Stock Option Plan
*10.11(9)	Omega Bank, National Association Amended and Restated Salary Continuation Agreement with David B. Lee

Number	Title
*10.12(9)	Omega Bank, National Association Salary Continuation Agreement with Daniel Warfel
*10.13(10)	Omega Financial Corporation Employee Stock Ownership Plan (Restated Effective January 1, 1997)
*10.14(11)	Amendment No. 1 to Omega Employee Stock Ownership Plan
*10.15(11)	Amendment No. 2 to Omega Employee Stock Ownership Plan
*10.16(11)	Amendment No. 3 to Omega Employee Stock Ownership Plan
*10.17(11)	Amendment No. 4 to Omega Employee Stock Ownership Plan
*10.18(12)	Severance Agreement by and between Omega Financial Corporation and Daniel L. Warfel
*10.19(12)	Severance Agreement by and between Omega Financial Corporation and Donita R. Koval
*10.20(12)	First Amendment to the Omega Bank, National Association Amended and Restated Salary Continuation Agreement with David B. Lee
*10.21(12)	Employment Agreement with David B. Lee
*10.22(12)	First Amendment to the Omega Bank, National Association Amended and Restated Salary Continuation Agreement with Daniel L. Warfel
*10.23(12)	Omega Bank, National Association Salary Continuation Agreement with Donita Koval
*10.24(19)	Employment Agreement with Maureen Bufalino
*10.25	Description of Directors and Executive Officers Compensation (filed herewith)
*10.26(16)	First Amendment to Employment Agreement with David B. Lee
*10.27(14)	2004 Stock Option Plan for Non-Employee Directors
*10.28(17)	2006 Equity Incentive Plan
*10.29(19)	First Amendment to Salary Continuation Agreement for Donita Koval
*10.30(19)	Second Amendment to Salary Continuation Agreement for Daniel Warfel
*10.31(21)	Amendment to Severance Agreement for Donita Koval
*10.32(21)	Amendment to Severance Agreement for Daniel Warfel
*10.33(21)	Amended and Restated Salary Continuation Agreement for Donital Koval

Number	Title
*10.34(21)	Amended and Restated Salary Continuation Agreement for Daniel Warfel
*10.35(23)	Form of Restricted Stock Unit
13.1	Annual Report to Shareholders for the year ended December 31, 2007 (such report, except for those portions expressly incorporated by reference in this Annual Report on Form 10-K, is furnished for the information of the Commission and is not to be deemed filed as part of this Report).
14.1(19)	Omega Financial Corporation Code of Ethics and Comprehensive Insiders Activities Policy
21.1	Subsidiaries of Omega Financial Corporation (filed herewith)
23.1	Consent of Ernst & Young LLP (filed herewith)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) Rule 15(d)-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) Rule 15(d)-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith)
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

*	Indicates management contract or compensatory plan, contract or arrangement.

(1)	Incorporated by reference from Omega’s (formerly Peoples’) Annual Report on Form 10-K for the year ended December 31, 1986.

(2)	Incorporated by reference from Omega’s (formerly Peoples’ Registration Statement on Form S-4 (File No. 33-9045).

(3)	Incorporated by reference from Omega’s Annual Report on Form 10-K for the year ended December 31, 1988.

(4)	Incorporated by reference from Omega’s Quarterly Report on Form 10-Q for the period ended June 30, 1990.

(5)	Incorporated by reference from Omega’s Annual Report on Form 10-K for the year ended December 31, 1990.

(6)	Incorporated by reference from Omega’s Registration Statement on Form S-8 (Registration No. 33-82214).

(7)	Incorporated by reference from Omega’s Annual Report on Form 10-K for the year ended December 31, 1994.

(8)	Incorporated by reference from Omega’s Annual Report on Form 10-K for the year ended December 31, 1995.

(9)	Incorporated by reference from Omega’s Annual Report on Form 10-K for the year ended December 31, 2000.

(10)	Incorporated by reference from Omega’s Annual Report on Form 10-K for the year ended December 31, 2001.

(11)	Incorporated by reference from Omega’s Annual Report on Form 10-K for the year ended December 31, 2002.

(12)	Incorporated by reference from Omega’s Annual Report on Form 10-K for the year ended December 31, 2003.

(13)	Incorporated by reference from an exhibit to Omega’s Current Report on Form 8-K filed on April 21, 2004.

(14)	Incorporated by reference from Appendix C to Omega’s Proxy Statement relating to the 2004 Annual Meeting of Shareholders filed on March 15, 2004.

(15)	Incorporated by reference from Omega’s Annual Report on Form 10-K for the year ended December 31, 2004.

(16)	Incorporated by reference from Omega’s Annual Report on Form 10-K for the year ended December 31, 2005

(17)	Incorporated by reference from an exhibit to Omega’s Current Report on Form 8-K filed on May 1, 2006.

(18)	Incorporated by reference from an exhibit to Omega’s Current Report on Form 8-K filed on September 28, 2006.

(19)	Incorporated by reference from Omega’s Annual Report on Form 10-K for the year ended December 31, 2006.

(20)	Incorporated by reference from an exhibit to FNB Corporation’s Current Report on Form 8-K filed on November 9, 2007.

(21)	Incorporated by reference from an exhibit to Omega’s Current Report on Form 8-K filed on November 14, 2007.

(22)	Incorporated by reference from an exhibit to Omega’s Current Report on Form 8-K filed on January 28, 2008.

(23)	Incorporated by reference from an exhibit to Omega’s Quarterly Report on Form 10-Q for the period ended March 31, 2007.