Form 10-K/A
period 2007-12-31
OMEGA FINANCIAL CORP /PA/
filed 2008-04-04
CIK 705671

FORM 10-K/A
(Amendment No. 1)
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
Securities registered pursuant to Section 12(g) of the Act: None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act                                                                                  Yes ☐           No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.                                                                                  Yes ☐           No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                    Yes ☑          No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
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

EXPLANATORY NOTE
This amendment on Form 10-K/A (Amendment No. 1) amends our Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the Securities and Exchange Commission on March 17, 2008, and is being filed to include the information required by Part III of Form 10-K. Pursuant to the Agreement and Plan of Merger dated as of November 8, 2007 (the “Merger Agreement”) between F.N.B. Corporation (“FNB”) and Omega Financial Corporation (“Omega”), Omega merged into FNB effective as of April 1, 2008. As a result, Omega will not be holding its 2008 annual meeting of shareholders. Accordingly, the information required by Items 10 through 14 of Part III is no longer being incorporated by reference to the proxy statement that would have been prepared and filed for the 2008 annual meeting of shareholders. This amendment is not intended to update other information presented in the Annual Report on Form 10-K as originally filed.
     Unless the context otherwise requires, all references to “Omega,” the “Company,” “we,” “us,” and “our” refer to Omega Financial Corporation and its consolidated subsidiaries.

OMEGA FINANCIAL CORPORATION
ANNUAL REPORT ON FORM 10-K/A
FOR THE YEAR ENDED DECEMBER 31, 2007

PART III
Item 10: Directors, Executive Officers and Corporate Governance
     The following table sets forth certain information regarding Omega’s directors:

		Positions with Omega/
		Principal Occupation During
Name of Director	Age	the Past Five Years

Carl H. Baxter	64	Director of Omega since January 2006; Director of Omega Bank since 2002; President and Owner of Baxter Machine Products Inc., a manufacturer of machine parts. Board of Directors term expires in 2008.

Maureen M. Bufalino	44	Director of Omega and Omega Bank since October 2004; Regional President and Consultant for Omega Bank since January 2006; Regional President Omega Bank from October 2004 to January 2006; Director of Sun Bancorp, Inc. and SunBank from 2001 to October 2004; Regional President of Guaranty Bank from 2001 to October 2004; President and Chief Executive Officer of Guaranty Bank from 2000 to 2001. Board of Directors term expires in 2008.

Philip E. Gingerich	70	Director of Omega since 1994; Director of Omega Bank since 1988; Self-employed real estate appraiser/consultant until his retirement in 2003. Board of Directors term expires in 2008.

Jodi L. Green	47	Director of Omega and Omega Bank since August 2005; Shareholder and Director for Seligman, Friedman & Company, P.C., Certified Public Accountants and Consultants. Board of Directors term expires in 2009.

Robert A. Hormell	60	Director of Omega and Omega Bank since October 2004; Director of Sun Bancorp, Inc. from 1994 to October 2004; Chairman of Sun Bancorp from 2002 to October 2004; Director of SunBank from 1991 to October 2004; Retired Assistant Director of the Susquehanna Economic Development Association — Council of Governments (SEDA-COG) which provides management of economic and community development for an eleven-county organization in Central Pennsylvania. Board of Directors term expires in 2010.

Donita R. Koval	47	Director of Omega since May 2005; Chief Executive Officer of Omega since January 2006; President of Omega since October 2004; Chief Operating Officer of Omega from 2004 to 2006; Chief Executive Officer of Omega Bank since 2003; President of Omega Bank since 2002; Executive Vice President of Omega Bank from 2000 to 2003 and Director of Omega Bank since 2004. Board of Directors term expires in 2009.

		Positions with Omega/
		Principal Occupation During
Name of Director	Age	the Past Five Years

Stephen M. Krentzman	61	Director of Omega since January 2006; Director of Omega Bank since 1994; President and Owner of Joe Krentzman & Son, Inc, a scrap processor and broker; President and Owner of Krentzman Supply Company, a distributor of plumbing, heating and industrial supplies; President and Owner of Krentzman Metals Corporation, a metals brokerage; President and Owner of M&S Krentzman Realty, a realty firm. Board of Directors term expires in 2010.

David B. Lee	70	Chairman of the Board of Omega since 1989; Chief Executive Officer of Omega from 1986 to December 2005; President of Omega from 1986 to 1994 and from 2002 to October 2004; Chief Executive Officer of Omega Bank from 1977 until 2003 and Director of Omega Bank since 1977. Board of Directors term expires in 2009.

D. Stephen Martz	65	Director of Omega since 1994; Business Development Officer of Omega from 2002 until August 2004; President and Chief Operating Officer of Omega from 1994 to 2002; President and Chief Operating Officer of Omega Bank from 2001 to 2002; Chairman, President, Chief Executive Officer and Director of Penn Central Bancorp from 1985 to 1994; Director of Omega Bank since 1974. Board of Directors term expires in 2008.

Stanton R. Sheetz	52	Director of Omega since 1994; Director of Omega Bank since 1986; Director, President and Chief Executive Officer of Sheetz, Inc., retail convenience stores. Board of Directors term expires in 2010.

Robert A. Szeyller	69	Director of Omega since 1989; Director of Omega Bank since 1985; Managing Director, Pennsylvania Financial Group, Inc., an insurance, securities and consulting firm. Board of Directors term expires in 2010.

Dennis J. Van Benthuysen	62	Director of Omega and Omega Bank since October 2004; Director of Sun Bancorp, Inc. from 1994 to 2004; Director of SunBank from 1990 to 2004; President and Owner of The Colonial Furniture Company, a manufacturer of quality home furniture. Board of Director term expires in 2009.
          Except as indicated above, each of the directors has had the same principal occupation for at least five years.

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
Audit Committee
          The Board of Directors of Omega has appointed a standing Audit Committee consisting of Ms. Jodi L. Green, Chairman, and Messrs. Philip E. Gingerich, Stephen M. Krentzman, Stanton R. Sheetz, Robert A. Szeyller, and Dennis Van Benthuysen. The Board of Directors has determined that Jodi L. Green, Audit Committee Chairman, and Stanton R. Sheetz, each qualifies as an audit committee financial expert, as defined in applicable SEC rules.
Section 16(a) Beneficial Ownership Reporting Compliance
     Section 16(a) of the Securities Exchange Act of 1934 requires Omega’s executive officers, directors, and persons who beneficially own more than ten percent of Omega’s Common Stock to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of Omega. Executive officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish Omega with copies of all Section 16(a) forms they file.
     To Omega’s knowledge, based solely on a review of the copies of such reports furnished to Omega and written representations that no other reports were required, all Section 16(a) filing requirements applicable to Omega’s executive officers, directors and greater than ten percent beneficial shareholders were complied with during the fiscal year ended December 31, 2007, other than as follows: Ms. Koval reported late on a Form 4 one transaction reporting the disposition of options; Mr. Fletcher reported late on two Forms 4 two transactions reporting the purchase of common stock; Mr. Van Benthuysen reported late on two Forms 4 two transactions reporting the purchase of common stock; Mr. Lee reported late on one From 4 one transaction reporting the gifting of common stock; and Mr. Hormell reported late on one From 4 one transaction reporting the purchase of common stock.
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

Item 11: Executive Compensation
COMPENSATION DISCUSSION AND ANALYSIS
Executive Compensation—Philosophy and Objectives
     Our executive compensation program is based upon our overall philosophy of promoting long-term growth and total shareholder return. The design and implementation of our executive compensation program reflects the following objectives:
•	Our desire to recruit and retain experienced and talented leadership;

•	Correlating a component of compensation directly with achievement of earnings targets;

•	Implementing measurable performance targets; and

•	Achievement of specific goals that are transparent and readily determinable.
Elements of Compensation
     Recruitment and retention of talented and experienced leaders requires a competitive compensation package. The Compensation Committee of our Board of Directors, referred to as the “Committee,” has approved the following elements of executive compensation:
•	base salary and benefits,

•	annual incentive compensation, which enables the executives to earn annual cash bonuses if certain performance targets or other corporate strategic objectives are reached; and

•	long term equity incentives, in the form of awards of stock options and stock awards.
Base Salary and Benefits
     We pay a base salary that we believe is competitive and commensurate with the amount of responsibility given to our executives. The base salary and benefits are not directly linked to performance targets. Rather, they are designed to provide a secure base of annual compensation to each executive. Annual increases in base salary are not assured, and take into consideration each individual’s performance, responsibilities, experience, and market practices. The process for determining base salary is the same for all employees, including our executive officers.
     The Committee has established base salary guidelines for our executive officers after considering competitive market information and our ability to provide these salaries while still maintaining banking safety and soundness standards. Individual executive increases are determined on a case-by-case basis by the executive’s manager. Our chief executive officer evaluates each of the executive officers reporting to her, and makes specific recommendations to the Compensation Committee regarding their performance during the preceding year. The Committee relies heavily on the chief executive officer’s evaluation of the performance of each executive officer in determining whether to make an adjustment to his or her base salary in any given year. With respect to the chief executive officer, Ms. Koval, the full board approves strategic initiatives and corporate goals at the beginning of each year and evaluates progress against those goals throughout the year. The chief executive officer’s attainments of these initiatives as well as achievement of corporate goals are considerations in determining adjustments to the chief executive officer’s base salary. The Compensation Committee determines and approves the base salary of the chief executive officer.
     We offer our executive officers various benefits generally available to all of our full-time employees, including participation in our employee stock purchase plan, group medical and life insurance coverage, in our employee stock ownership plan, referred to as the ESOP, and our 401(k) plan. Benefits are determined by the same criteria applicable to our other employees. In general, benefits are designed to provide protection against the financial catastrophes that can result from illness, disability or death, and to provide a reasonable level of retirement income. The benefits package enables us to be competitive in attracting and retaining talented employees, and keeps employees focused on their responsibilities and not distracted with concerns regarding health care insurance or adequate savings for retirement. Generally, we provide employees with benefits equal to approximately 27% of their base salary.
     Additionally, we pay the country club membership fees of Ms. Koval and Mr. Warfel. We also provide each of them with an automobile for use in connection with the performance of their duties and pay or reimburse them for all expenses reasonably incurred by them for the maintenance and operation, including fuel, of the automobile.
Annual Incentive Compensation
     Our overall goal is long-term growth for our shareholders with consistent profitability. We pay annual incentive compensation in the form of cash bonuses to reward achievement of specific financial performance targets. In August 2006 , the Board of Directors approved the bonus plan. Under that plan, a bonus pool is created each year based on our core pre-tax earnings, which means income minus any gains or losses from the sale of bank assets or other extraordinary gains or losses, and our net income for that year. The bonus pool for 2007 was derived as follows:
     Core Pre-Tax Earnings Component
•	If our actual core pre-tax earnings for 2007 did not meet our planned 2007 core pre-tax earnings but exceeded 2006 core pre-tax earnings, 14% of such difference would be added to the bonus pool;

•	If our actual core pre-tax earnings for 2007 met our planned 2007 core pre-tax earnings, 17.5% of the amount by which 2007 core pre-tax earnings exceeded 2006 core pre-tax earnings would be added to the bonus pool; or

•	If our actual core pre-tax earnings for 2007 exceeded our planned 2007 core pre-tax earnings by $1.0 million or more, 21% of the amount by which 2007 core pre-tax earnings exceeded 2006 core pre-tax earnings would be added to the bonus pool.
     Net Income Component
•	If our actual net income for 2007 did not meet our planned 2007 net income but exceeded 2006 net income, 6% of such difference would be added to the bonus pool;

•	If our actual net income for 2007 met our planned 2007 net income, 7.5% of the amount by which 2007 net income exceeded 2006 net income would be added to the bonus pool; or

•	If our actual net income for 2007 exceeded our planned 2007 net income by $1.0 million or more, 9% of the amount by which 2007 net income exceeded 2006 net income would be added to the bonus pool.
     The pool is then allocated among our senior management. Based on 2007 results compared to 2006, after excluding expenses related to the merger, our 2007 bonus pool was approximately $508,000.
     The Committee retained the right to make discretionary bonuses in the event that the plan targets were not met but other corporate strategic objectives were met.
Long Term Equity Compensation
     We provide performance-based long-term equity compensation opportunities in the form of stock options and stock awards to our senior management, including our executive officers, as part of their overall compensation package because it is our belief that they link the interests of these individuals directly to the interest of our shareholders, and thus serve to increase shareholder returns. Our 2006 Equity Incentive Plan permits the Committee to make awards of stock options, stock appreciation rights, restricted stock or unrestricted stock, deferred stock, restricted stock units or performance awards for our common stock.. Historically, we have used stock options. During 2007, performance restricted stock awards were granted; however because performance targets for the awards were not met, the awards expired without being vested.

     Generally, all of our full time employees, including executive officers, are eligible to receive options under our Employee Stock Purchase Plan; however, no options were granted under this plan in 2007.
Processes and Procedures for the Determination of Executive Officer and Director Compensation
     Scope of Authority of the Compensation Committee. The scope of the Committee’s authority and responsibilities is set forth in its charter, a copy of which is available on our website at www.omegafinancial.com. The Compensation Committee’s authority includes the authority to:
•	approve the annual compensation, including salary, bonus, equity compensation, other incentive compensation, and benefits for each executive officer;

•	review and approve employment, severance and change in control agreements, and any amendments or renewals, with existing and prospective executive officers; and

•	review the compensation paid to non-employee directors and make recommendations to the Board for any adjustments.
     Delegation of Authority. As provided under the Committee’s charter, the Committee may delegate to one or more executive officers the authority to make grants of stock options and other equity awards to eligible individuals who are not executive officers. Additionally, the Committee may form and delegate authority to subcommittees and may delegate authority to one or more designated members of the Committee to perform certain of its duties on its behalf including, to the extent permitted by applicable law, the delegation to a subcommittee of the authority to grant equity awards. To date, the Committee has not delegated its responsibilities.
     Role of Management in Determining or Recommending Executive Compensation. Traditionally, the Committee reviews our executive compensation program in December and/or January of each year, although decisions in connection with new hires and promotions are made on an as-needed basis. Management makes recommendations to the Compensation Committee concerning the amount of compensation to be awarded to our executive officers other than our chief executive officer, but does not participate in the Compensation Committee’s deliberations or final determinations. Decisions with respect to the chief executive officer’s compensation are made by the Compensation Committee. The Board reviews and approves the formula for determining our annual bonus plan based on the recommendation of the Committee. Information regarding named executive officers’ 2008 Annual Salary is provided in Item 9B. Other Information.
     Role of Compensation Consultants in Determining or Recommending Executive Compensation. Under its charter, the Committee has sole authority to retain counsel, compensation consultants, or other experts or consultants, as it deems appropriate. In 2006, the Committee engaged Clark Consulting, an independent, national executive compensation consulting firm, to review our compensation, incentive and equity programs. Their review included benchmarking our compensation practices against twenty peer institutions in the category of $1.0 to $4.5 billion in total assets. The peer institutions included; National Penn Bancshares, Inc., NBT Bancorp, Inc., Partners Trust Financial Group, Inc., Harleysville National Corporation, S&T Bancorp, Inc., TrustCo Bank Corp NY, Sterling Financial Corporation, KNBT Bancorp, Inc., Financial Institutions, Inc., Tompkins Trustco, Inc., Community Banks, Inc., Univest Corporation of Pennsylvania, Parkvale Financial Corporation, ESB Financial Corporation, Arrow Financial Corporation, Pennsylvania Commerce Bancorp, Inc., Royal Bancshares of Pennsylvania, Inc., PennRock Financial Services Corp., Citizens & Northern Corporation, AmeriServ Financial, Inc. The results of this review enabled the Committee to conclude that it was fairly compensating our executives, given their industry experience and position with us, when compared to other institutions of similar size. In connection with their review, the consultant also recommended that we adopt the 2006 Equity Incentive Plan, which was approved by our shareholders in April 2006.
Determination of Named Executive Officer Compensation for 2007
     During 2007, the Committee approved a 4.0% increase in the base salary of Ms. Koval, our chief executive officer compared to her base salary for 2006. The remaining other named executive officers, Messrs. Warfel and Runk, received increases in their base salaries of 2.5% and 4.0%, respectively. In

2007, non-equity incentive payments were earned under the 2006 bonus plan. The increase in the non-equity incentive plan compensation was a result of 2007 net income and core pre-tax earnings exceeding 2006 levels, compared to 2006 when no payment was earned because 2006 net income and core pre-tax earnings were less than amounts recognized in 2005; however, a bonus was paid in 2006 because certain corporate strategic objectives were met. In addition, in 2007 the Compensation Committee awarded a bonus to certain officers and employees, including Ms. Koval and Mr. Warfel, for their efforts in connection with the Merger Agreement with FNB.
     The following table shows the change in salary, bonus compensation, non-equity incentive plan compensation and option awards granted to our named executive officers from 2006 to 2007.

				Non-Equity
				Incentive
				Plan		Options
		Salary	Bonus	Compensation	Total	Issued
Name	Year	$	$	$	$	#
Donita Koval	2007	$312,000	$12,500	$131,064	$455,564	—
	2006	300,000	40,000	—	340,000	—

	$ Change	12,000	(27,500)	131,064	115,564	0
	% Change	4.00%	(68.75)%	—%	33.99%

Daniel L. Warfel	2007	$234,450	$12,500	$100,584	$347,534	—
	2006	228,732	30,000	—	258,732	—

	$ Change	5,718	(17,500)	100,584	88,802	0
	% Change	2.50%	(58.33)%	—%	34.32%

David S. Runk	2007	$170,292	$—	$73,152	$243,444	—
	2006	163,740	10,000	—	173,740	—

	$ Change	6,552	(10,000)	73,152	69,704	0
	% Change	4.00%	(100.00)%	—%	40.12%
     In the first quarter of 2007, Omega granted performance restricted stock unit awards, with vesting contingent on meeting certain performance targets in 2007. Donita Koval, Daniel Warfel and David Runk, were issued 833, 667 and 333 awards, respectively. Because Omega did not achieve the performance targets, the awards expired on December 31, 2007 without vesting and Omega did not recognize any expense for these awards. No restricted stock units were awarded in 2006.
Severance Agreements and Supplemental Executive Retirements Plans
     We have a severance agreement with each of Ms. Koval and Mr. Warfel that provides for payments to them for a period of three years in the event that we terminate their employment without cause or in the event that they terminate their employment either for good reason, as described in the agreement, or at any time within three years after a change in control, as defined in the agreement. We also have a severance agreement with Mr. Runk that provides for payment to him for a period of two years in the event that we terminate his employment without cause or in the event that he terminate his employment either for good reason, as described in the agreement, or at any time within two years after a change in control, as defined in the agreement. In addition, we have entered into supplemental executive retirement plans, also referred to as a SERP, with each of Ms. Koval and Mr. Warfel which provide for additional retirement benefits at age 62, or earlier under certain circumstances, or upon their death. See “Potential Payments Upon Termination of Employment or Change in Control.”
     We believe that the severance agreements and SERPs are important to attract and retain talented executive officers.
Accounting and Tax Considerations
     In December 2004, the Financial Accounting Standards Board, issued Statement No. 123R, “Share-Based Payment,” referred to as FAS 123R. FAS 123R establishes accounting requirements for share-based compensation to employees and carried forward prior guidance on accounting for awards to non-employees. The provisions of this statement became effective January 1, 2006 for all equity awards granted after the effective date. FAS 123R requires an entity to recognize compensation expense based on an estimate of the number of awards expected to vest, exclusive of awards expected to be forfeited. Prior to the adoption of FAS 123R, no compensation expense was required to be recorded in connection with stock options granted at fair market value. We adopted FAS 123R on January 1, 2006, on a modified prospective basis. At December 31, 2005, all equity awards previously granted were fully vested by action of the Committee; therefore, the actual financial impact of the adoption of FAS 123R will depend on the type, amount, timing and vesting provisions of the share-based compensation granted in the future.
     The Compensation Committee considers the compensation expense of options and other equity grants when making future awards.
     Generally, Section 162(m) of the Internal Revenue Code of 1986, and the IRS regulations adopted under that section, which are referred to collectively as Section 162(m), deny a deduction to any publicly held corporation, such as Omega, for certain compensation exceeding $1,000,000 paid during each calendar year to each of the chief executive officer and the four other highest paid executive officers, excluding, among other things, certain qualified performance-based compensation. Our policy is to maximize the tax deductibility of compensation paid to our most highly compensated executives under Section 162(m). For example, our 2006 Equity Incentive Plan is intended to satisfy certain of the requirements for an exemption for “qualified performance-based compensation” under Section 162(m). We do not believe that Section 162(m) will have a material adverse effect on us in 2007.
REPORT OF THE COMPENSATION COMMITTEE
     The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management. Based on such review and discussion, the Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10 -K for the year ended December 31, 2007.
Compensation Committee Members:
Robert A. Szeyller, Chairman
Carl H. Baxter
Philip E. Gingerich
Robert A. Hormel

SUMMARY COMPENSATION TABLE
     The following table reflects information concerning the annual and long-term compensation awarded to, earned by, or paid to the executive officers listed below, referred to as the named executive officers, for all services rendered in all capacities to Omega and its subsidiaries during the fiscal years ended December 31, 2007 and 2006.

					Change in
					Pension Value
				Non-Equity	And Non-Qualified
				Incentive	Deferred
				Plan	Compensation	All Other
		Salary	Bonus(1)	Compensation(2)	Earnings(3)	Compensation(4)		Total
Name and Principal Position	Year	($)	($)	($)	($)	($)		($)

Donita R. Koval Chief Executive Officer And	2007	$312,000	$12,500	$131,064	$104,094	$22,717	(5)	$582,375
President of Omega	2006	300,000	40,000	—	102,167	19,128		461,295
and Omega Bank

Daniel L. Warfel Executive Vice President and	2007	$234,450	$12,500	$100,584	$223,920	$26,776	(6)	$598,230
Chief Financial Officer of Omega	2006	228,732	30,000	—	76,625	20,284		355,641
and of Omega Bank

David S. Runk Executive Vice President, Omega	2007	$170,292	$—	$73,152	$—	$17,381	(7)	$260,825
and Executive Vice President and	2006	163,740	10,000	—	—	13,171		186,911
Chief Operating Officer of Omega Bank

     In the first quarter of 2007, Omega granted performance restricted stock unit awards, with vesting contingent on meeting certain performance targets in 2007. Ms. Koval, and Messrs. Warfel and Runk, were issued 833, 667 and 333 awards, respectively. Because Omega did not achieve performance targets, the awards expired on December 31, 2007 without vesting and Omega did not recognize any expense for these awards. No stock awards were granted in 2006.
(1)	For 2007, represents a bonus paid for the officer’s efforts in connection with the Merger Agreement with FNB. For 2006, represents a discretionary bonus paid in year following the year services were performed.

(2)	Represents amount earned as an annual incentive bonus under our 2007 Annual Incentive Bonus Plan, based upon 2007 Company performance.

(3)	Represents the aggregate change in the actuarial present value of the named executive officer’s accumulated benefit under their supplemental executive retirement plan. See “Pension Benefits” for more information.

(4)	Does not include the value of perquisites provided to certain executive officers that in the aggregate did not equal or exceed $10,000 per named executive officer.

(5)	For 2007, consisted of $15,735 allocated to Ms. Koval’s account in the ESOP, $2,379 contributed by Omega to her account in the 401(k) Plan, $1,480 imputed income from group term life insurance and $3,123 paid as part of employee profit sharing.

(6)	For 2007, consisted of $15,735 allocated to his account in the ESOP, $3,628 contributed by Omega to his account in the 401(k) Plan, $5,068 imputed income from group term life insurance and $2,345 paid as part of employee profit sharing.

(7)	For 2007, consisted of $12,723 allocated to Mr. Runk’s account in the ESOP, $2,379 contributed by Omega to his account in the 401(k) Plan, $576 imputed income from group term life insurance and $1,703 paid as part of employee profit sharing.
GRANTS OF PLAN-BASED AWARDS
     The following table summarizes grants of non-equity and equity incentive plan awards for the 2007 fiscal year to our named executive officers.

Estimated Possible
		Payouts Under	Estimated Possible
		Non-Equity	Payouts Under	Fair Value of Stock
		Incentive Plan	Equity Incentive	and
		Awards(1)	Plan Awards(2)	Option
		Target	Target	Awards(3)
Name	Grant Date	($)	(#)	($)

Donita R. Koval	8/28/2006	—
	1/22/2007		833	23,825

Daniel L.Warfel	8/28/2006	—
	1/22/2007		667	19,060

David S. Runk	8/28/2006	—
	1/22/2007		333	9,530

(1)	Under our bonus plan, which was adopted on August 28, 2006, executives are entitled to a bonus based upon 2007 core pre-tax earnings and/or net income exceeding 2006 levels. There are no minimum (threshold), target or maximum bonuses payable under that plan. The actual amounts paid for 2007 were $131,064 for Ms. Koval, $100,584 for Mr. Warfel and $73,152 for Mr. Runk.

(2)	Represents the number of performance restricted stock units granted to each on January 22, 2007. There were no minimum (threshold) or maximum awards payable under that plan. See Note 3.

(3)	Represents the grant date fair value of the performance restricted stock units. Because Omega did not achieve the performance targets, the performance restricted stock units expired on December 31, 2007 without vesting and Omega did not recognize any expense for these awards. No stock options were granted in 2007.
Narrative Discussion to Summary Compensation Table and Grants of Plan Based Awards Table
     For information concerning the changes in base salary, bonus and stock option compensation of our named executive officers from 2006 to 2007, see “Compensation Discussion and Analysis - Determination of Named Executive Officer Compensation for 2007.”
     For our named executive officers, salary and bonus as a percentage of total compensation for 2007, as reflected in the Summary Compensation Table, was 54.75% for Ms. Koval, 40.03% for Mr. Warfel and 65.29% for Mr. Runk.
     In December 2007, the Committee raised the 2008 base salaries of our named executive officers. Ms. Koval’s base salary was raised 3% to $321,300, Mr. Warfel’s base salary was raised 2.75% to $240,900 and Mr. Runk’s base salary was raised 2.5% to $174,552.

     In January 2007, the Committee awarded performance restricted stock units, referred to as performance RSUs, under our 2006 Equity Incentive Plan to members of our senior management, including Ms. Koval, Mr. Warfel and Mr. Runk. Ms. Koval was awarded 833 performance RSUs, Mr. Warfel was awarded 667 performance RSUs and Mr. Runk was awarded 333 performance RSU’s.. Each performance RSU represented the right to receive one share of our Common Stock. The shares represented by the performance RSUs would vest and be issued if our net income for 2007 exceeded our net income for 2006 by a certain percentage. Because we did not achieve the target net income, the performance RSUs expired on December 31, 2007.
Equity Plans
     The following descriptions summarize our equity plans pursuant to which eligible employees, including the named executive officers, and directors receive equity-based awards. Our 2006 Equity Incentive Plan, which was adopted by our shareholders at the 2006 annual meeting of shareholders, replaced our 1996 Employee Stock Option Plan and our 2004 Stock Option Plan for Non-Employee Directors, collectively referred to as the “Old Plans.” Outstanding grants under the Old Plans continue to be governed by their terms and the terms of the Old Plans.
2006 Equity Incentive Plan
     The 2006 Equity Incentive Plan permits grants of stock options intended to qualify as incentive stock options under the Internal Revenue Code, options not intended to qualify as incentive stock options, stock appreciation rights, restricted and unrestricted stock awards, restricted stock units, deferred stock units, performance awards, supplemental cash awards and combinations of the foregoing.
     The 2006 Equity Incentive Plan is administered by the Compensation Committee. The Compensation Committee determines the type of awards to be granted under the 2006 Equity Incentive Plan; selects award recipients and determines the extent of their participation; determines the method or formula for establishing the fair market value of the Common Stock for various purposes under the 2006 Equity Incentive Plan; and establishes all other terms, conditions, restrictions and limitations applicable to awards and the Common Stock issued pursuant to awards, including, but not limited to, those relating to a participant’s retirement, death, disability, leave of absence or termination of employment. The Compensation Committee may accelerate or defer the vesting or payment of awards, cancel or modify outstanding awards, waive any conditions or restrictions imposed with respect to awards or the Common Stock issued pursuant to awards and make any and all other interpretations and determinations which it deems necessary with respect to the administration of the 2006 Equity Incentive Plan, other than a reduction of the exercise price of an option after the grant date and subject to the provisions of Section 162(m) of the Internal Revenue Code with respect to “covered employees,” as defined in Section 162(m) of the Internal Revenue Code, except that the Compensation Committee may not, without the consent of the holder of an award or unless specifically authorized by the terms of the plan or an award, take any action with respect to such award if such action would adversely affect the rights of such holder.
     The maximum total number of shares for which awards may be granted under the 2006 Equity Incentive Plan is 500,000 shares of Common Stock, subject to appropriate adjustment in a manner determined by the Board of Directors to reflect changes in our capitalization; provided, however, that such authorized share reserve will be increased from time to time by a number of shares equal to the number of Common Stock that are issuable pursuant to option grants outstanding under the Old Plans as of April 24, 2006, the date of the adoption of the plan by our shareholders, that, but for the termination and/or suspension of the Old Plans, would otherwise have reverted to the share reserve of the Old Plans pursuant to the terms of those plans as a result of the expiration, termination, cancellation or forfeiture of such options.
     As of December 31, 2007:
•	there were no awards of Common Stock outstanding under the 2006 Equity Incentive Plan;

•	there were 583,583 shares of Common Stock available for new awards under the 2006 Equity Incentive Plan, which includes forfeitures under the Old Plans through that date; and

•	options to purchase 377,917 shares of Common Stock were outstanding under the Old Plans which, if forfeited, would be available for issuance under the 2006 Equity Incentive Plan.
Employee Stock Purchase Plan
     Under our Employee Stock Purchase Plan, referred to as the “Stock Purchase Plan,” we may grant options to purchase our Common Stock to our employees at a discount of up to 15% from the fair market value of the Common Stock. The Stock Purchase Plan is intended to qualify as an employee stock purchase plan under Section 423(a) of the Internal Revenue Code. The Compensation Committee administers the Stock Purchase Plan. The Committee has discretion as to the total number of options, if any, granted in each year, the rate of exercisability, the price as to which each option is exercisable, and the duration of each option. Shares of Common Stock subject to options that expire unexercised are available for future option grants under the Stock Purchase Plan.
     If the Committee decides to issue options pursuant to the Stock Purchase Plan, options must be granted to all our employees who have been employed for at least one year subject to certain exclusions. When options are granted, each eligible employee will be permitted to elect to purchase the number of whole shares that could be purchased with no more than 25% of his “base salary rate” (as defined) determined as of the date the option is granted. The Committee, in its discretion, may change the maximum percentage of “base salary rate” which may be elected by eligible employees so long as such change applies to all eligible employees. Based on the elections by eligible employees, if the total number of whole shares elected to be purchased exceeds the total number of shares determined by the Committee to be allocated to any date on which options are granted, then each eligible employee will be granted an option for such proportion of the total shares allocated by the Committee as the number of shares elected to be purchased by such eligible employee bears to the total number of shares elected to be purchased by all eligible employees.
     All options granted under the Stock Purchase Plan are immediately exercisable and expire at such time, not later than five years after the date of grant, as the Committee determines; provided, however, that options exercised more than 27 months after the date of grant must be exercised at an option price equal to at least 85% of the fair market value of the shares on the date of exercise. No option may be granted to any person who immediately after the grant would own more than 5% of Omega Common Stock and no option may be granted which, at the date the option is granted, would permit such person’s right to purchase stock under the Stock Purchase Plan and all other employee stock purchase plans of Omega and subsidiaries to accrue at a rate exceeding $25,000 of the fair market value of such stock (determined at the time such option is granted) for each year such option is outstanding. Except as noted above, the option price per share must not be less than the lesser of: (a) 85% of the fair market value of the stock on the date of grant, or (b) 85% of the fair market value on the date of exercise.
     As of December 31, 2007:
•	options for 54,270 shares of Common Stock were outstanding under the Stock Purchase Plan; and

•	there were 1,114,132 shares of Common Stock available for new option awards under the Stock Purchase Plan.
1996 Employee Stock Option Plan
     The 1996 Employee Stock Option Plan, referred to as the “Employee Plan,” provided for the grant of options intended to qualify as incentive stock options under the Internal Revenue Code, and options not intended to qualify as incentive stock options, for our officers and other key employees. No additional awards will be granted under the Employee Plan. Outstanding options issued under the Employee Plan are governed by the terms of the respective Employee Plan.
     The Employee Plan is administered by the Compensation Committee. Generally, options were issued at an exercise price at least equal to the fair market value of our Common Stock as of the date of the grant of the option. Unless terminated earlier by the option’s terms, options expire ten years after the date of grant. Payment of the option price on exercise of both incentive options and non-qualified options may be made in cash, our Common Stock, or a combination of both. As of December 31, 2007, there were options to purchase 365,345 shares of Common Stock outstanding under the Employee Plan, all of which are currently exercisable.
Non-Employee Director Stock Option Plans
     The Non-Employee Director Stock Option Plan (1994) and the 2004 Stock Option Plan for Non-Employee Directors, referred to collectively as the “Director Plans,” were used to attract and retain independent directors to the Board. The 2004 Director Plan replaced the 1994 Director Plan. No additional awards will be granted under the Director Plans. Outstanding options issued under the Director Plans are governed by the terms of the respective Director Plan.
     The Director Plans are administered by the Compensation Committee. Generally, options were issued at an exercise price at least equal to the fair market value of our Common Stock as of the date of the grant of the option. Unless terminated earlier by the option’s terms, options expire ten years after the date of grant. Payment of the option price on exercise of options may be made in cash, our Common Stock, or a combination of both. As of December 31, 2007, there were options to purchase 21,572 shares of Common Stock outstanding under the Director Plans, all of which are currently exercisable.
     See also “Pension Benefits” below for a description of the Omega Bank Supplemental Executive Retirement Plan and “Potential Payments Upon Termination of Employment or change in Control” below for a description of severance agreements, the Omega Bank Supplemental Executive Retirement Plan and life insurance benefits.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END
     The following table presents information on stock options held by the named executive officers as of December 31, 2007. There were no stock awards outstanding at December 31, 2007.

			Equity
			Incentive Plan
			Awards:
	Number of	Number of	Number of
	Securities	Securities	Securities
	Underlying	Underlying	Underlying
	Unexercised	Unexercised	Unexercised	Option
	Options	Options	Unearned	Exercise	Option
	(#)	(#)	Options	Price	Expiration
	Exercisable	Unexercisable	(#)	($)	Date

Donita R. Koval	3,750	—	—	33.50	01/01/08
	3,750	—	—	30.25	01/01/09
	3,750	—	—	28.50	01/01/10
	3,750	—	—	27.00	01/01/11
	5,000	—	—	32.05	01/01/12
	5,000	—	—	35.90	01/01/13
	5,372	—	—	37.41	01/01/14
	7,500	—	—	29.79	12/19/15

Daniel L. Warfel	6,434	—	—	33.50	01/01/08
	6,132	—	—	32.05	01/01/12
	6,235	—	—	35.90	01/01/13
	5,582	—	—	37.41	01/01/14
	5,000	—	—	29.79	12/19/15

David S. Runk	—	—	—	—	—
OPTION EXERCISES AND STOCK VESTED
     The following table presents information concerning the exercise of stock options during 2007 for each named executive officer. No stock awards vested during 2007.

	Option Awards
	Number of Shares	Value Realized
	Acquired on Exercise	on Exercise (1)
Name	(#)	($)

Donita R. Koval	3,750	28,913

Daniel L. Warfel	3,703	20,253

David S. Runk	—	—

(1)	Represents the difference between the market price of the Common Stock on the date of exercise and the exercise price of the options multiplied by the number of options exercised.

PENSION BENEFITS
     The following table provides information on benefits for the named executive officers under the Omega Bank Supplemental Executive Retirement Plan, referred to as the “SERP.”

			Present Value of
		Number of Years	Accumulated Benefit	Payments During
		Credited Service	(1)	Last Fiscal Year
Name	Plan Name	(#)	($)	($)
Donita R. Koval	SERP	N/A	597,605	—
Daniel L. Warfel	SERP	N/A	542,668	—
David S. Runk (2)	—	—	—	—

(1)	The present value of the accumulated benefit represents the present value of a fixed annuity payable in 180 equal monthly installments beginning after the named executive reaches the age of 62. Interest is credited on the balance at a rate equal to the 10-year treasury note rate plus 150 basis points.

(2)	Mr. Runk does not participate in the SERP.
     The SERP is an unfunded plan that provides supplemental retirement benefits for David B. Lee, Daniel L. Warfel and Donita R. Koval.
     Under the SERP, we enter into individual agreements, referred to as the original salary continuation agreements, with participants. The original salary continuation agreements provide for supplemental retirement benefits for a participant who has attained age 62 and who has remained in our or our predecessor’s continuous employment until their retirement; however, in the case of the sale of the stock or assets, merger or substantial change in the ownership of Omega Bank, continuous employment of the participant is required only until the date the participant voluntarily terminates his employment or is discharged by Omega Bank without “just cause.”
     As a result of the merger with FNB, each of Ms. Koval and Mr. Warfel will receive a lump-sum distribution under their SERP. For more information, see “Potential Payments Upon Termination of Employment or Change in Control.”
POTENTIAL PAYMENTS UPON TERMINATION OF EMPLOYMENT OR CHANGE IN CONTROL
      Severance Agreements and Salary Continuation Agreements
     On November 7, 2007, the Compensation Committee of Omega’s Board of Directors approved amendments to Omega’s severance agreements with Donita R. Koval, Omega’s President and Chief Executive Officer, and Daniel L. Warfel, Omega’s Executive Vice President and Chief Financial Officer. As amended, the severance agreements provide for, among other things, the payment of a “change of control” benefit equal to three times the executive’s highest annual cash compensation, including cash bonuses, during the three calendar years ending immediately prior to the calendar year in which a “change in control,” such as the merger with FNB, occurs. In addition, the agreements provide for a gross-up payment to cover any excise taxes imposed on the executive under excess parachute payment rules of the Code, as well as any related federal, state and local income, excise and employment taxes imposed as a result of the gross-up payment. Under the severance agreements, as a result of the merger with FNB becoming effective as of April 1, 2008: Ms. Koval is entitled to a change of control lump-sum payment of approximately $1.2 million, and Mr. Warfel is entitled to a change of control lump-sum payment of approximately $900,000, excluding in each case any gross-up payment for excise taxes. In addition, Ms. Koval and Mr. Warfel are entitled to continuation of their medical, hospitalization and life insurance benefits for a period of three years after the termination of their employment. The estimated cost of Ms. Koval’s additional benefits is approximately $19,000 and the estimated cost of Mr. Warfel’s additional benefits is approximately $27,000.

     On November 7, 2007, the compensation committee of Omega’s board of directors approved amendments to Omega’s salary continuation agreements with Ms. Koval and Mr. Warfel. These agreements generally provide for supplemental retirement benefits at age 62 or earlier under certain circumstances. Pursuant to these amendments, Ms. Koval and Mr. Warfel are entitled to a lump-sum supplemental retirement benefit payable on the date of a change of control, such as the merger with FNB, in an amount equal to the present value of the benefit that would have become payable at normal retirement age plus a gross-up payment to cover any interest and additional tax imposed on the executive under the deferred compensation provisions of the Code and any excise taxes imposed on the executive under the excess parachute payment rules of the Code as well as any related federal, state and local income, excise and employment taxes imposed as a result of the gross-up payments. Under the amended salary continuation agreements, as a result of the merger with FNB becoming effective as of April 1, 2008: Ms. Koval is entitled to receive a supplemental retirement benefit of approximately $611,000 and Mr. Warfel is entitled to receive a supplemental retirement benefit of approximately $661,000 excluding in each case any tax gross-up payment.
     As a result of the merger with FNB becoming effective as of April 1, 2008, the estimated tax gross-up payments under the severance agreements and salary continuation agreements with respect to the foregoing payments will be approximately $750,000 to Ms. Koval, while no tax gross-up payment is expected to be made to Mr. Warfel.
     On December 17, 2007, the Omega Compensation Committee approved a lump sum payment of the benefits payable to Mr. Lee under his salary continuation agreement. Under his salary continuation agreement, Mr. Lee was receiving a retirement benefit of approximately $242,000 per year through December 31, 2018. As a result of the merger with FNB becoming effective as of April 1, 2008, Mr. Lee is entitled to receive a lump-sum payment of $2.0 million in full satisfaction of the retirement benefits payable under his salary continuation agreement.
     Omega has severance agreements with David S. Runk, Omega’s Executive Vice President and Corporate Secretary, and two other non-executive officers. Under these agreements, if the employment of such officers is terminated by FNB without cause, as defined, or in the event such officers terminate their employment with FNB for any reason within two years after the merger, or for “good reason”, as defined, at any time after the merger, each of such officers will be entitled to be paid annual compensation for a period of two years following the date on which such officer’s employment is terminated at a rate equal to 100% of their highest annual cash compensation, including cash bonuses, during the two-year period ending on the termination date. These payments would be made in monthly installments. In addition, these officers would be entitled to the continuation of their medical, vision, dental and prescription plan insurance benefits for a period of 12 months after their termination. As a result of the merger with FNB becoming effective as of April 1, 2008 and Mr. Runk’s employment being terminated as of that date, Mr. Runk is entitled to an estimated payment of approximately $15,000 per month for a period of 24 months and medical benefits for a period of 12 months with an estimated cost of approximately $11,000.
Equity Plans
     Our stock option plans and 2006 Equity Incentive Plans contain provisions that accelerate the vesting of any award upon our change of control, as defined in the respective plan; however, as of December 31, 2007, all of the equity awards held by our named executive officers, consisting of stock options, were fully vested and exercisable. All stock options to purchase shares of Omega common stock held by Omega directors and executive officers will be converted automatically into fully-vested stock options to purchase shares of FNB common stock at the time of the completion of the merger. As a result of the merger with FNB, all stock options to purchase shares of Omega common stock held by Omega directors and executive officers will be converted automatically into fully-vested stock options to purchase shares of FNB common stock at the time of the completion of the merger.
Life Insurance Benefits
     Generally, we maintain life insurance for the benefit of our full-time employees. We also maintain additional life insurance policies on certain of our employees, including Mr. Warfel that would pay additional benefits to their beneficiaries upon their death. If Mr. Warfel had died on December 31, 2007, his beneficiary would have received $388,068.
DIRECTOR COMPENSATION
     The following table reflects information concerning compensation paid to our non-employee directors for their service as directors during 2007. No stock or option awards were granted to directors in 2007 and there was no unvested stock or option awards outstanding at December 31, 2007.

		Change in Pension
		Value and
	Fees Earned	Non-Qualified Deferred
	or	Compensation
	Paid In Cash	Earnings	Total
Name (1)	($)	($)	($)

Carl H. Baxter	21,000	—	21,000
Philip E. Gingerich	23,000	14,270	37,270
Jodi L. Green (2)	26,000	—	26,000
Robert A. Hormell	21,000	—	21,000
Stephen M. Krentzman	23,000	5,128	28,128
D. Stephen Martz	21,000	—	21,000
Stanton R. Sheetz	19,850	—	19,850
Robert A. Szeyller	20,800	—	20,800
Dennis Van Benthuysen	23,000	—	23,000

(1)	As of December 31, 2007, the number of stock option awards held by our non-employee directors was: Mr. Gingerich — 4,000; Mr. Hormell — 6,083; Mr. Martz — 16,206; Mr. Sheetz — 4,000; Mr. Szeyller — 4,000; Mr. Van Benthuysen — 3,809. Mr. Baxter, Ms. Green and Mr. Krentzman held no stock option awards as of December 31, 2007.

(2)	Compensation paid to Ms. Green for her services as director is retained by her employer.
     The Board members of Omega who are not employees are paid $700 for each regular meeting of the Board of Directors attended, along with an annual retainer of $5,000. Members of the Omega Audit Committee are paid $250 for every Audit Committee meeting attended, and the Audit Committee Chairman receives an additional $4,000 annual retainer. Members of the Omega Board are not compensated for other committee meetings. All of the Board members of Omega are also Board members of Omega Bank. Non-employee board members of Omega Bank receive $500 for attendance at each regular monthly meeting of the Omega Bank Board and an annual retainer of $3,000.
     Directors that are not employees were awarded options under our director plans in effect through April 2006. As a result of the approval of our 2006 Equity Incentive Plan by our shareholders in April 2006, directors are eligible to receive equity-based awards under that plan. No options or awards were granted to Directors in 2007.
     Certain directors of Omega have elected to participate in the Deferred Compensation Plan for Directors. Any director may elect to participate in the Plan by executing a Deferred Compensation Agreement, under the terms of which the participating director waives for a specified period his right to receive the directors’ fees to which he would otherwise be entitled in return for an undertaking on the part of Omega to invest those fees and to pay him or his designated beneficiary the amounts so deferred, together with the interest earned on such amounts, over a specified period commencing either at age 62, upon his retirement as a director, or upon his death. Interest is paid on deferred compensation at a rate equal to Omega Bank’s twelve month certificate of deposit rate.

     No director of Omega who is also an employee of Omega, or any of its subsidiaries, receives director’s fees. Mr. Lee is employed by Omega as Chairman of the Board and Ms. Koval is employed by Omega as President and Chief Executive Officer. Ms. Koval’s compensation for 2007 is set forth in “Executive Compensation and Other Information — Summary Compensation Table.”
     Mr. Lee is party to an employment agreement with Omega under which he is employed as Chairman of the Board of Omega and Omega Bank. Mr. Lee is required to devote such portion of his business time to Omega’s business and affairs and to the promotion of Omega’s interests as is reasonably required for the fulfillment of his obligations and the performance of his duties under the agreement. Unless terminated earlier, Mr. Lee’s employment will end on March 31, 2008. Mr. Lee is entitled to be paid a salary of $50,000 per year. Mr. Lee is also entitled to participate in Omega’s employee benefit plans. In addition, Mr. Lee is entitled to a car allowance, business expense allowance and payment of membership dues at a country club selected by him. Mr. Lee also receives payments under a Supplemental Executive Retirement Plan for his benefit. For more information, please see “Executive Compensation and Other Information — Pension Benefits.”
     Ms. Bufalino entered into an employment agreement with Omega on January 9, 2006 pursuant to which she is employed by Omega as a consultant with the title of regional president. The term of the agreement is one year beginning on January 16, 2006, subject to earlier termination in the event of disability or termination for cause, as defined in the agreement. Ms. Bufalino is paid a salary of $56,000 per year and is also entitled to a country club membership and to the use of a company car. Ms. Bufalino also agreed that she would not work for any commercial bank, savings bank, credit union or commercial loan originator (where similar or dissimilar to the foregoing) which grants loans or credit facilities to persons in Luzerne County, Pennsylvania during the term of her employment and for a period of one year thereafter. On January 14, 2007, upon expiration of her previous employment agreement, Ms. Bufalino entered into an employment agreement with Omega for an additional one year term with identical terms to her previous agreement. In January 2008, Ms. Bufalino’s employment agreement was extended for an additional three months with identical terms to her previous agreement.
COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION
     As of March 31, 2008, the Compensation Committee consisted of Mr. Robert A. Szeyller, Chairman, and Messrs. Philip E. Gingerich, Carl H. Baxter, and Robert A. Hormell. No person who served as a member of the Compensation Committee during 2007 was a current or former officer or employee of Omega or Omega Bank or engaged in certain transactions with Omega or Omega Bank required to be disclosed by regulations of the SEC. Additionally, there were no compensation committee “interlocks” during 2007, which generally means that no executive officer of Omega served as a director or member of the compensation committee of another entity, which had an executive officer serving as a director or member of the Compensation Committee of Omega.
Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     The following table sets forth information regarding persons or entities Omega’s management believes own of record or beneficially, as of March 10, 2008, 5% or more of the outstanding shares of Omega Common Stock.

	Amount of
	Beneficial	Percent of
Name and Address of Beneficial Owner	Ownership	Common Stock
Dimensional Fund Advisors, LP (1)	970,102	7.7%
1299 Ocean Avenue
Santa Monica, California 90401

(1)	Based on a Schedule 13G/A by Dimensional Fund Advisors, LP (“Dimensional”) filed with the SEC on February 6, 2008. Dimensional is an investment advisor registered under Section 203 of the Investment Advisors Act of 1940, furnishes investment advice to four investment companies registered under the Investment Company Act of 1940, and serves as investment manager to certain other commingled group trusts and separate accounts. These investment companies, trusts and accounts are the “Funds”. In its role as investment advisor or manager, Dimensional possesses investment and/or voting power over 970,102 shares of Omega Common Stock as of December 31, 2007. The Funds own all securities reported, and Dimensional disclaims beneficial ownership of such securities.
     Omega’s Employee Stock Ownership Plan (“ESOP”) holds 796,608 shares, or 6.3% of Omega’s outstanding common stock, all of which are allocated to participants in the ESOP and are not considered beneficially owned by the ESOP under applicable SEC regulations.
     The following table sets forth certain information, as of March 10, 2008, with respect to Omega’s Common Stock beneficially owned by each director and nominee for director, each executive officer of the Company named in the “Summary Compensation Table” and by all directors, and executive officers of Omega as a group. Also included is information with respect to shares of Common Stock that have been allocated to the accounts of directors and officers who are participants in Omega’s ESOP. Unless otherwise specified, all persons listed on the following chart have sole voting and investment powers with respect to their shares:

Name of	Amount and Nature of		Percent
Beneficial Owner	Beneficial Ownership (a)		of Class
Carl H. Baxter	5,987		*
Maureen M. Bufalino	5,562	(b)	*
Philip E. Gingerich	66,000	(c)	*
Jodi L. Green	200		*
Robert A. Hormell	22,022	(d)	*
Donita R. Koval	55,828	(e)(n)	*
Stephen M. Krentzman	53,255	(f)	*
David B. Lee	226,513	(g)(n)	1.8%
D. Stephen Martz	73,906	(h)	*
David Runk	1,298	(i)	*
Stanton R. Sheetz	11,939	(j)	*
Robert A. Szeyller	13,884	(j)(n)	*
Dennis J. Van Benthuysen	36,124	(k)	*
Daniel L. Warfel	81,148	(l)(n)	*
All directors and executive officers as a group (14) persons	653,664	(m)(n)	5.1%

*	less than 1%

(a)	The securities “beneficially owned” by an individual are determined in accordance with the definition of “beneficial ownership” set forth in the SEC regulations and, accordingly, may include securities owned by or for, among others, the spouse and/or minor children of the individual and any other relative who has the same residence as such individual, as well as other securities as to which the individual has or shares voting or investment power or has the right to acquire within 60 days after March 10, 2008. Beneficial ownership may be disclaimed as to certain of the securities.

(b)	This amount includes 784 shares owned by Ms. Bufalino’s children. This amount also includes 3,320 shares issuable upon the exercise of stock options granted to Ms. Bufalino pursuant to the Omega 1996 Employee Stock Option Plan, 1,191 shares of Common Stock included in Ms. Bufalino’s 401(k) account and 267 shares of Common Stock allocated to Ms. Bufalino’s account under the ESOP.

(c)	This amount includes 31,000 shares owned solely by Mr. Gingerich’s wife. This amount also includes 3,000 shares issuable upon the exercise of options granted under the 1994 Stock Option Plan for Non-Employee Directors and 1,000 shares issuable upon the exercise of stock options granted pursuant to the 2004 Stock Option Plan for Non-Employee Directors.

(d)	This amount includes 3,945 shares owned jointly with Mr. Hormell’s wife. This amount also includes 5,958 shares issuable upon the exercise of options granted under the 1994 Stock

Option Plan for Non-Employee Directors, and 125 shares issuable upon the exercise of options granted under the 2004 Stock Option Plan for Non-Employee Directors.

(e)	This amount includes 849 shares owned by Ms. Koval as custodian for her son. This amount also includes 34,122 shares issuable upon the exercise of stock options granted to Ms. Koval pursuant to the Omega 1996 Employee Stock Option Plan and 10,517 shares of Common Stock allocated to Ms. Koval’s account under the ESOP.

(f)	This amount includes 1,000 shares owned jointly with Mr. Krentzman’s wife and 3,290 shares owned jointly with Mr. Krenztman’s children. This amount also includes 1,317 shares owned by Joe Krentzman and Son, 13,392 shares owned by M&S Krentzman Realty and 3,000 shares owned by Krentzman Metals Corporation, all of which Mr. Krentzman is President and sole owner.

(g)	This amount includes 35,735 shares owned solely by Mr. Lee’s wife and 7,002 shares owned by Centre Foods Enterprises, Inc., of which Mr. Lee is a director, officer and shareholder. This amount also includes 79,249 shares issuable upon the exercise of stock options granted to Mr. Lee pursuant to the Omega 1996 Employee Stock Option Plan and 16,939 shares of Common Stock allocated to Mr. Lee’s account under the ESOP.

(h)	This amount includes 16,206 shares issuable upon the exercise of stock options granted to Mr. Martz pursuant to the Omega 1996 Employee Stock Option Plan and 439 shares of Common Stock allocated to Mr. Martz’s account under the ESOP.

(i)	This amount includes 1,092 shares allocated to Mr. Runk’s account under the ESOP.

(j)	This amount includes 3,000 shares issuable upon the exercise of options granted under the 1994 Stock Option Plan for Non-Employee Directors and 1,000 shares issuable upon the exercise of options granted under the 2004 Stock Option Plan for Non-Employee Directors.

(k)	This amount includes 14,731 shares owned jointly with Mr. Van Benthuysen’s wife and 6,084 shares owned solely by his wife and 6,024 shares owned by Colonial Furniture of which Mr. Van Benthuysen is President and sole owner. This amount also includes 3,809 shares issuable upon the exercise of options granted under the 2004 Stock Option Plan for Non-Employee Directors.

(l)	This amount includes 36,131 shares held jointly with Mr. Warfel’s wife. This amount also includes 22,949 shares issuable upon the exercise of stock options granted to Mr. Warfel pursuant to the Omega 1996 Employee Stock Option Plan and 22,068 shares of Common Stock allocated to Mr. Warfel’s account under the ESOP.

(m)	This amount includes an aggregate of 136,320 shares issuable upon the exercise of stock options granted to all executive officers of Omega as a group pursuant to the Omega 1996 Employee Stock Option Plan and the Omega Employee Stock Purchase Plan, an aggregate of 41,418 shares issuable upon the exercise of options granted to all non-employee directors of Omega as a group under the 1994 Stock Option Plan for Non-Employee Directors and the 2004 Stock Option Plan for Non-Employee Directors, and an aggregate of 51,320 shares of Common Stock allocated under the ESOP to the accounts of all executive officers of Omega as a group.

(n)	Does not include 796,608 shares of common stock that are owned by the ESOP of which Messrs. Lee, Szeyller and Warfel and Ms. Koval and one other officer are Trustees, other than any shares that have been allocated to the accounts of executive officers.

     The following table details information regarding Omega’s existing equity compensation plans as of December 31, 2007

(c)
Number of securities
	(a)	(b)	remaining available
	Number of securities	Weighted-average	for future issuance
	to be issued upon	exercise price of	under equity
	exercise of	outstanding	compensation plans
	outstanding options,	options, warrants	(excluding securities
Plan Category	warrants and rights	and rights	reflected in column (a))

Equity compensation plans approved by security holders	441,187	$33.24	1,697,715 (1)

Equity compensation plans not approved by security holders	—	—	—

Total	441,187	$33.24	1,697,715 (1)

(1)	Under Omega’s 2006 Equity Incentive Plan, the aggregate number of shares of common stock for which awards may be granted under that plan is subject to increase by the number of shares of common stock that are issuable pursuant to option grants outstanding under Omega’s 1996 Employee Stock Option Plan and 2004 Stock Option Plan for Non-Employee Directors (collectively, the “Old Plans”) as of April 24, 2006 that, but for the termination and/or suspension of the Old Plans, would otherwise have reverted to the share reserve of the Old Plans pursuant to the terms of the Old Plans as a result of the expiration, termination, cancellation or forfeiture of such options. During the period from April 24, 2006 to December 31, 2007, options to purchase 83,583 shares issued under the Old Plans were forfeited and added to the share reserve of the 2006 Equity Incentive Plan. As of December 31, 2007, options to purchase 441,187 shares of Common Stock were outstanding under the Old Plans, which, if forfeited, would be added to the share reserve under the 2006 Equity Incentive Plan.
Change of Control
     As a result of the merger of Omega into FNB effective as of April 1, 2008, a change of control of Omega occurred.
Item 13: Certain Relationships and Related Transactions, and Director Independence
DIRECTOR INDEPENDENCE
     The Board of Directors has determined that the following directors, constituting a majority of the members of the Board, are independent as defined in the applicable rules of The NASDAQ Market LLC.; Carl H. Baxter, Philip E. Gingerich, Jodi L. Green, Robert A. Hormell, Stephen M. Krentzman, Stanton R. Sheetz, Robert A. Szeyller and Dennis J. Van Benthuysen.
CERTAIN TRANSACTIONS
     Through its bank subsidiary, we have had, and expect to continue to have, loan and other banking transactions (including, but not limited to, checking, savings and time deposits) with certain of our directors, nominees for director, officers, certain of their immediate family members and certain corporations or organizations with which they are affiliated. All such loan and other banking transactions (i) were made in the ordinary course of business, (ii) were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with persons not related to us, and (iii) did not involve more than the normal risk of collectibility or present other unfavorable features.
     The Board of Directors has adopted written policies and procedures regarding approval of transactions between us and any employee, officer, director and certain of their family members and other related persons required to be reported under Item 404 of SEC Regulation S-K. Under these policies, a majority of the disinterested members of the Audit Committee must approve any transaction between us and any related party that involve more than $120,000. If a majority of the members of the Audit Committee are interested in the proposed transaction, then the transaction must be approved by a majority of the disinterested members of the Board (excluding directors who are employees). The Chair of the Audit Committee has the delegated authority to pre-approve or ratify (as applicable) any related party transaction in which the aggregate amount involved is more than $120,000. In determining whether to approve or ratify a related party transaction, the Audit Committee will take into account, among other factors it deems appropriate, whether the related party transaction is on terms no less favorable to us than terms generally available to an unaffiliated third-party under the same or similar circumstances and the extent of the related party’s interest in the transaction.
Item 14: Principal Accounting Fees and Services
INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
     The independent registered public accounting firm of Ernst & Young LLP acted as Omega’s independent public accountant for the 2007 fiscal year and has been selected by the Audit Committee to act as Omega’s independent public accountant for the 2008 fiscal year
     Fees for professional services provided by Ernst & Young LLP in each of the last two fiscal years, in each of the following categories are:

	2007	2006

Audit Fees	$542,825	$571,200
Includes fees for the audit of consolidated financial statements, quarterly reviews, issuance of consents for inclusion in SEC filings and the audit of internal control over financial reporting under Section 404 of the Sarbanes-Oxley of 2002.

Audit Related Fees	—	18,030

Tax Fees	57,931	—
Includes Section 280(g) advisory work in 2007

Total Fees	$600,756	$589,230

     The Audit Committee has considered and determined that the services provided by Ernst & Young LLP, in addition to those services provided in exchange for Audit Fees, as discussed above, are compatible with Ernst & Young LLP maintaining its independence.
     The Audit Committee has adopted a policy that requires advance approval of all audit, audit-related, tax services and other services performed by the independent auditor. The policy provides for pre-approval by the Audit Committee of specifically defined audit and non-audit services. Unless the specific service has been previously pre-approved with respect to that year, the Audit Committee must approve the permitted service before the independent auditor is engaged. All of the services described in the table above were pre-approved by the Audit Committee.

PART IV
Item 15: Exhibits, Financial Statement Schedules
(a)(3) Exhibits:
The exhibits filed as part of this Amendment No. 1 on Form 10-K/A are listed under exhibits at subsection (b) of this Item 15.
(b)	Exhibits:

Exhibit Number	Description

31.3	Certification of Chief Executive Officer pursuant to Rule 13a—14(a) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)

31.4	Certification of Chief Financial Officer pursuant to Rule 13a—14(a) promulgated under the Exchange Act

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OMEGA FINANCIAL CORPORATION*
Date: 04/04/2008	By:	/s/ Donita R. Koval
Donita R. Koval
President and Chief Executive Officer

*	Omega Financial Corporation merged into FNB Corporation effective April 1, 2008.

OMEGA FINANCIAL CORPORATION
ANNUAL REPORT ON FORM 10-K/A
(Amendment No. 1)
DECEMBER 31, 2007
EXHIBIT INDEX

31.3	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) Rule 15(d)-14(a) of the Securities Exchange Act of 1934, as amended	29

31.4	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) Rule 15(d)-14(a) of the Securities Exchange Act of 1934, as amended	30